Form 10-Q
period 1998-04-30
REGENT COMMUNICATIONS INC
filed 1998-06-25
CIK 913015

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________________

     Commission file number 333-46435

                          REGENT COMMUNICATIONS, INC.

             (Exact name of registrant as specified in its charter)

                Delaware                                31-1492857

        (State or other jurisdiction of              (I.R.S. Employer
        in corporation or organization)             Identification No.)

                         50 East RiverCenter Boulevard
                                   Suite 180
                           Covington, Kentucky 41011

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (606) 292-0030

              (Registrant's telephone number, including area code)

                              --------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No   X
    -----    -----

        Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 Par Value - 240,000 shares as of June 15, 1998.

Part I. -  FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        On June 15, 1998, a merger was consummated between Regent Communications, Inc. (the "Company") and Faircom Inc. ("Faircom"), pursuant to which Faircom became a wholly-owned subsidiary of the Company. This merger was accounted for as a "reverse acquisition." Pursuant to generally accepted accounting principles, Faircom was deemed the "accounting acquiror," and the historical financial statements of Faircom have become the historical financial statements of the Company. The Form 10-Q of Faircom for the quarter ended March 31, 1998, including all exhibits thereto, as filed with the Securities and Exchange Commission on May 14, 1998, is incorporated herein by this reference in satisfaction of the requirements of Items 1 and 2 of Part I of this Form 10-Q of the Company.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        A special joint meeting of the stockholders and directors of the Company was held on February 16, 1998. The following matters were submitted to and approved unanimously by the stockholders of the Company at that meeting:

        (a) approval of the First Amendment to the Stock Purchase Agreement between the Company and the stockholders of The Park Lane Group, which extended the closing date for the consummation of the transactions contemplated by such Stock Purchase Agreement;

        (b) approval of federal and state securities law compliance matters in connection with consummation of the Agreement of Merger between the Company and Faircom;

        (c) approval of Employment Agreements between the Company and each of Terry S. Jacobs and William L. Stakelin;

        (d) approval of the 1997 Regent Communications, Inc. Management Stock Option Plan, providing for the issuance of up to 2,000,000 shares of the Company's common stock to key employees of the Company;

        (e) approval of the Regent Communications, Inc. Faircom Conversion Stock Option Plan, providing for the conversion of outstanding options for the purchase of Faircom common stock into options to purchase the common stock of the Company on substantially equivalent terms as part of the merger with Faircom;

        (f) approval of Amended and Restated By-Laws of the Company, amending the indemnification provisions thereof to be consistent with those contained in the Company's Certificate of Incorporation; and

        (g) designation of 300,000 additional authorized shares of the Company's Series C Preferred Stock.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 13 Form 10-Q of Faircom Inc. for the quarter ended March 31, 1998, including all exhibits thereto, as filed with the Securities and Exchange Commission on May 14, 1998, incorporated by reference into Part I, Items 1 and 2 of this Form 10-Q, is filed as Exhibit 13 hereto.

Exhibit 27 Financial Data Schedule (Incorporated by reference, and filed herewith as a part of Exhibit 13 hereto).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGENT COMMUNICATIONS, INC.

                                        By: /s/ Matthew A. Yeoman
                                           ------------------------------
                                        Name:   Matthew A. Yeoman
                                        Its:    Vice President - Finance
                                                (Chief Accounting Officer)
DATE: June 25, 1998

                                Exhibit Index
                         Regent Communications, Inc.
                                  Form 10-Q
                     For the Quarter Ended March 31, 1998




Exhibit 13 - Form 10-Q of Faircom Inc. for the quarter ended March 31, 1998, including all exhibits thereto, as filed with the Securities and Exchange Commission on May 14, 1998.

Exhibit 27 - Financial Data Schedule (Incorporated by reference, and filed herewith as a part of Exhibit 13 hereto).