Form 10-Q
period 1998-06-30
REGENT COMMUNICATIONS INC
filed 1998-08-19
CIK 913015

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________________

Commission file number 0-15392

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

Common Stock - $.01 Par Value - 240,000 shares as of August 18, 1998.

                           REGENT COMMUNICATIONS, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX
                                      -----




PART I - FINANCIAL INFORMATION


         Item 1.    Financial Statements*

                    Condensed Consolidated Balance Sheets as of
                       June 30, 1998 and December 31, 1997*

                    Condensed Consolidated Statements of Operations
                       for the three months and six months ended June 30, 1998 and June 30, 1997*

                    Condensed Consolidated Statements of Cash Flows
                       for the six months ended June 30, 1998
                       and June 30, 1997*

                    Notes to Consolidated Condensed Financial Statements*

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations*

         *To be supplied by amendment.

PART II - OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 6.    Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           The information required by this item will be filed by amendment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           The information required by this item will be filed by amendment.



PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

         (c) On June 15, 1998, Regent Communications, Inc. (the "Company") acquired control of 31 radio stations located in California, Arizona, Michigan and Ohio through acquisitions of assets or stock for cash or by way of merger transactions (the "June 15 Transactions"). The cash needed for the June 15 Transactions was provided by bank financing from the Company's senior credit facility with Bank of Montreal, Chicago Branch, General Electric Capital Corporation and Bank One, Indianapolis, NA, and by the proceeds from the sale of shares of the Company's convertible preferred stock. Additional shares of the Company's convertible preferred stock were issued in the merger transactions. In addition to 3,720,796 shares of the Company's Series C Convertible Preferred Stock, and options for the purchase of 274,045 shares thereof, issued in the merger transaction with Faircom Inc. pursuant to a registration statement filed under the Securities Act of 1933, convertible preferred stock was issued by the Company on June 15, 1998, as follows, and such stock or the proceeds thereof were used to fund the June 15 Transactions:

             1. The Company issued to the purchasers set forth below a total of 2,050,000 shares of its Series F Convertible Preferred Stock at a purchase price of $5.00 per share, and in conjunction therewith, issued to such purchasers warrants to purchase a total of 860,000 shares of the Company's Common Stock at an exercise price of $5.00 per share.

                                                     NUMBER OF SHARES          NUMBER OF WARRANTS
         NAME OF PURCHASER                               PURCHASED                   RECEIVED

         Waller-Sutton Media Partners, L.P.               1,000,000                   650,000
         WPG Corporate Development
           Associates V, L.P.                               562,900                   112,580
         WPG Corporate Development
           Associates (Overseas) V, L.P.                     87,100                    17,420
         General Electric Capital Corporation               250,000                    50,000
         River Cities Capital Fund Limited
           Partnership                                      100,000                    20,000
         William H. Ingram                                   50,000                    10,000

The Series F Convertible Preferred Stock is convertible into shares of the Company's Common Stock on a 1-for-1 basis at any time at the option of the holders and under certain circumstances at the option of the Company. The warrants are exercisable in whole or in part (but unless exercised in full, only for whole shares of common stock) at any time on or before the tenth anniversary of the date of issuance of the warrants.

             2. General Electric Capital Corporation ("GE Capital") paid $3,900,000 cash to complete its purchase of shares of the Company's Series B Senior Convertible Preferred Stock, pursuant to the terms of its Stock Purchase Agreement and Promissory Note dated December 8, 1997. The Series B Senior Convertible Preferred Stock is convertible into shares of the Company's Common Stock on a .5-for-1 basis at any time at the option of the holder and under certain circumstances at the option of the Company. In addition, the Company issued to GE Capital a warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. The warrant is exercisable in whole or in part (but unless exercised in full, only for whole shares of common stock) at any time on or before the fifth anniversary of the date of issuance of the warrant.

             3. BMO Financial, Inc. paid $3,900,000 cash for 780,000 shares of the Company's Series D Convertible Preferred Stock. The Series D Convertible Preferred Stock is convertible into shares of the Company's Common Stock on a 1-for-1 basis at any time, subject to certain conditions, and under certain circumstances at the option of the Company.

             4. William L. Stakelin, a member of the Company's Board of Directors, as well as its President, Chief Operating Officer and Secretary, purchased 20,000 shares of the Company's Series A Convertible Preferred Stock at a purchase price of $5.00 per share. The Series A Convertible Preferred Stock is convertible into shares of the Company's Common Stock on a 1-for-1 basis at any time at the option of the holder and under certain circumstances at the option of the Company.

             5. As part of the Company's acquisition of all of the outstanding stock of Alta California Broadcasting, Inc. ("Alta") by virtue of a merger of Alta into a wholly-owned subsidiary of the Company, the Company issued 205,250 shares of its Series E Convertible Preferred Stock (stated value $5.00 per share) as follows: 194,750 shares were issued to the seller, Redwood Broadcasting, Inc. (of which 20,000 shares are currently being held in escrow pursuant to an indemnification agreement between the Company and the seller), and 10,500 shares were issued to Miller Capital Corp., as partial payment of commissions payable to it. The Series E Convertible Preferred Stock is convertible into shares of the Company's Common Stock on a 1-for-1 basis at the option of the holder at any time and under certain circumstances at the option of the Company.

             6. As part of the Company's acquisition of all of the outstanding stock of Topaz Broadcasting, Inc. ("Topaz") by virtue of a merger of Topaz into a wholly-owned subsidiary of the Company, the Company issued 242,592 shares of the Company's Series E Convertible Preferred Stock to the seller, Thomas Gammon.

             7. Effective as of June 15, 1998, the Company granted, under its 1998 Management Stock Option Plan, to each of Terry S. Jacobs (a member of the Company's Board of Directors, as well as its Chairman, Chief Executive Officer and Treasurer) and William L. Stakelin (a member of the Company's Board of Directors, as well as its President, Chief Operating Officer and Secretary) options to purchase 608,244 shares of the Company's Common Stock at a price of $5.00 per share. Of the options granted, the maximum allowable will be treated as incentive stock options, which vest over ten years (10% per year) and are exercisable in equal one-tenth increments commencing on the date of grant and continuing on each anniversary of the date of grant. The balance of the options will be non-qualified stock options, which will vest over three years (33% each year) and will become exercisable in equal one-third increments commencing at the end of the first year following the date of the grant.

             8. The Company issued to River Cities Capital Fund Limited Partnership ("River Cities") a warrant to purchase 80,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. The warrant is exercisable in whole or in part (but unless exercised in full, only for whole shares) at any time on or before the fifth anniversary of the issuance of the warrant. The warrant was issued as an inducement to River Cities, as an existing holder of the Company's Series A Convertible Preferred Stock, to approve the acquisition by the Company of all of the outstanding stock of Faircom Inc. through a merger with the Company's wholly-owned subsidiary, including the issuance by the Company of shares of its Series C Convertible Preferred Stock in exchange therefor (one of the June 15 Transactions).

         The foregoing securities were issued by the Company in privately negotiated transactions based upon exemptions from registration under the Securities Act of 1933, as amended (the "1933 Act"), claimed pursuant to Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

             On June 15, 1998, the stockholders of the Company unanimously consented in a writing without a meeting as permitted by the provisions of the Delaware General Corporation Law to: (i) the issuance of shares of the Company's Series F Convertible Preferred Stock and warrants to purchase the Company's Common Stock pursuant to that certain Amended and Restated Stockholders' Agreement dated as of December 8, 1997 (the "Stockholder's Agreement"); and (ii) the adoption of the Amended and Restated Certificate of Incorporation of the Company attached to the Stockholders' Agreement.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The following will be filed as an exhibit to Part I of this Form 10-Q by the filing of an amendment hereto:

                  Exhibit No. 27            Financial Data Schedule

                  The exhibits identified as Part II Exhibits on the following
Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

         (b)      Reports on Form 8-K

                  On June 30, 1998, the Company filed a report on Form 8-K, reporting under Items 2 and 5, disclosing the consummation of a series of transactions on June 15, 1998 pursuant to which the Company acquired control of 31 radio stations through acquisitions of assets or stock for cash or by way of merger transactions, the financing of said transactions through the Company's senior credit facility and by the issuance and the proceeds of the sale of shares of the Company's convertible preferred stock, most of which having full voting rights, and the resulting change in control of the Company's voting stock previously held 51.3% by Terry S. Jacobs. The historical financial statements and the pro forma financial information required to be filed as part of this Form 8-K was not filed with the initial report. The Company intends to file such financial statements and information on or before August 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  REGENT COMMUNICATIONS, INC.



Date:  August 19, 1998            By: /s/ TERRY S. JACOBS
                                      ------------------------------------------
                                      Terry S. Jacobs, Chairman of the Board and
                                      Chief Executive Officer




Date:  August 19, 1998            By: /s/ MATTHEW A. YEOMAN
                                      ------------------------------------------
                                      Matthew A. Yeoman,
                                      Vice President - Finance
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Part I  Exhibits:
-----------------

         The following will be filed as an exhibit to Part I of this Form 10-Q by an amendment hereto:

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
------            -------------------


   27#            Financial Data Schedule


         #To be supplied by amendment.


Part II Exhibits:
----------------

        The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this Report on Form 10-Q:

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
------            -------------------

4(a)* Amended and Restated Certificate of Incorporation of Regent Communications, Inc. (previously filed as Exhibit 4(a) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(b)*             Amended and Restated By-Laws of Regent Communications, Inc.
                  (previously filed as Exhibit 3(b) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(c)* Second Amended and Restated Stockholders' Agreement dated as of June 15, 1998 among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Waller-Sutton Media Partners, L.P., William H. Ingram, WGP Corporate Development Associates V, L.P., WGP Corporate Development Associates (Overseas) V, L.P., River Cities Capital Fund Limited Partnership, BMO Financial, Inc., General Electric Capital Corporation, Joel M. Fairman, Miami Valley Venture Fund II Limited Partnership, and Blue Chip Capital Fund II Limited Partnership (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
------            -------------------

4(d)* Stock Purchase Agreement dated June 15, 1998 among Regent Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.P., WPG Corporate Development Associates (Overseas) V, L.P., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(e)* Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.P., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit
                  4(e) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(f)* Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 1 below) (previously filed as Exhibit 4(f) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(g)* Warrant for the Purchase of 50,000 Shares of Common Stock issued by Regent Communications, Inc. to General Electric Capital Corporation dated June 15, 1998 (previously filed as
                  Exhibit 4(g) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(h)* Agreement to Issue Warrant dated as of June 15, 1998 between Regent Communications, Inc. and General Electric Capital Corporation (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(h) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(i) Grant of Incentive Stock Option effective June 15, 1998 in favor of Terry S. Jacobs.

4(j) Grant of Incentive Stock Option effective June 15, 1998 in favor of William S. Stakelin.

4(k) Warrant for the Purchase of 80,000 Shares of Common Stock issued by Regent Communications, Inc. to River Cities Capital Fund Limited Partnership dated June 15, 1998.

4(l)* Stock Purchase Agreement dated as of May 20, 1997 between Terry S. Jacobs and Regent Communications, Inc. (previously filed as Exhibit 4(b) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(m)* Stock Purchase Agreement dated as of May 20, 1997 between River Cities Capital Fund Limited Partnership and Regent Communications, Inc. (previously filed as Exhibit 4(c) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(n)* Stock Purchase Agreement dated as of November 26, 1997 and Terry S. Jacobs and Regent Communications, Inc. (previously filed as Exhibit 4(d) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

         4(o)* Stock Purchase Agreement dated as of December 1, 1997 between William L. Stakelin and Regent Communications, Inc. (previously filed as Exhibit 4(e) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

         4(p)* Stock Purchase Agreement dated as of December 8, 1997 between Regent Communications, Inc. and General Electric Capital Corporation (previously filed as Exhibit 4(f) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

         4(q)* Stock Purchase Agreement dated as of December 8, 1997 between Regent Communications, Inc. and BMO Financial, Inc. (previously filed as Exhibit 4(g) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

         4(r)* Amended and Restated Redemption and Warrant Agreement dated as of March 31, 1998 among Regent Communications, Inc., Blue Chip Capital Fund II Limited Partnership,
                   Miami Valley Venture Fund L.P. and Faircom Inc. (previously filed as Exhibit 4(i) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

         4(s)*     Credit Agreement dated as of November 14, 1997 among
                   Regent Communications, Inc., the lenders listed therein, as Lenders, General Electric Capital Corporation, as Documentation Agent and Bank of Montreal, Chicago Branch, as Agent (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(j) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

         4(t)* Revolving Note issued by Regent Communications, Inc. to Bank of Montreal, Chicago Branch dated November 14, 1997 in the principal amount of $20,000,000 (See Note 2 below) (previously filed as Exhibit 4(k) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

         4(u)* Agreement to Issue Warrant dated as of March 25, 1998 between Regent Communications, Inc. and River Cities Capital Fund Limited Partnership (previously filed as
                   Exhibit 4(l) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

         4(v)* Regent Communications, Inc. Faircom Conversion Stock Option Plan (previously filed as Exhibit 4(m) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

        10(a)* Executive Employment Agreement dated June 15, 1998 between Regent Communications, Inc. and Joel M. Fairman (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 20(c) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

        10(b)* Consulting and Non-Competition Agreement between Regent Communications, Inc. and James H. Levy (previously filed as
                   Exhibit 20(d) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

*Incorporated by reference.

Notes:

1. Six substantially identical Warrants for the purchase of shares of Registrant's common stock were issued as follows:

         Waller-Sutton Media Partners, L.P.                        650,000
         WPG Corporate Development Associates V, L.P.              112,580
         WPG Corporate Development Associates (Overseas) V, L.P.    17,420
         General Electric Capital Corporation                       50,000
         River Cites Capital Fund Limited Partnership               20,000
         William H. Ingram                                          10,000

2. Two substantially identical notes were issued to Bank of Montreal, Chicago Branch in the principal amounts of $15,000,000 and $20,000,000.