Form 10-Q/A
period 1998-06-30
REGENT COMMUNICATIONS INC
filed 1998-09-24
CIK 913015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
(Mark One)
                              AMENDMENT NO. 1 TO

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


Yes   X   No
    -----    -----


        Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - $.01 Par Value - 240,000 shares as of September 21, 1998.

                           REGENT COMMUNICATIONS, INC.


                                    FORM 10-Q/A
                      AMENDMENT NO. 1 TO QUARTERLY REPORT

                       FOR THE QUARTER ENDED JUNE 30, 1998


                                      INDEX
                                      -----




PART I - FINANCIAL INFORMATION



         Item 1.    Financial Statements

                    Condensed Consolidated Statements of Operations
                       for the three months and six months ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)

                    Condensed Consolidated Balance Sheets as of
                       June 30, 1998 (unaudited) and December 31, 1997

                    Condensed Consolidated Statements of Cash Flows
                       for the six months ended June 30, 1998 (unaudited) and June 30, 1997 (unaudited)

                    Consolidated Statement of Changes in Shareholders'
                       Deficit for the six months ended
                       June 30, 1998 (unaudited)

                    Notes to Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II - OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds

         Item 4.    Submission of Matters to a Vote of Security Holders

         Item 6.    Exhibits and Reports on Form 8-K

Part I - Financial Information

Item 1. Financial Statements


                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended                Six Months Ended
                                                                 June 30,                          June 30,
                                                      -----------------------------      ----------------------------
                                                         1998               1997            1998            1997
                                                         ----               ----            ----            ----


Gross broadcast revenues                              $ 2,866,077       $ 1,424,179      $ 4,479,282      $ 2,454,456

     Less agency commissions                              267,951           170,100          416,079          296,197
                                                      -----------       -----------      -----------      -----------

          Net broadcast revenues                        2,598,126         1,254,079        4,063,203        2,158,259

Station operating expenses                              1,599,738           751,105        2,698,649        1,481,420

Depreciation and amortization                             396,388            78,624          686,936          157,248

Corporate general and administrative
     expenses                                             734,542            94,680          860,070          210,214
                                                      -----------       -----------      -----------      -----------

          Operating income (loss)                        (132,542)          329,670         (182,452)         309,377

Interest expense                                          582,838           177,233        1,086,608          350,275

Other income, net                                           8,622               380           20,773            1,964
                                                      -----------       -----------      -----------      -----------
          Income (loss) before income taxes
               and extraordinary items                   (706,758)          152,817       (1,248,287)         (38,934)


Income tax expense                                                           17,542                            33,542
                                                      -----------       -----------      -----------      -----------


Income (loss) before extraordinary items                 (706,758)          135,275       (1,248,287)         (72,476)


Extraordinary gain from debt
          extinguishment, net of taxes                                      370,060                           370,060

Extraordinary loss from debt
          extinguishment, net of taxes                 (1,170,080)       (4,703,370)      (1,170,080)      (4,703,370)
                                                      -----------       -----------      -----------      -----------

Net loss                                              $(1,876,838)      $(4,198,035)     $(2,418,367)     $(4,405,786)
                                                      ===========       ===========      ===========      ===========
Loss applicable to common shares:

     Net loss                                         $(1,876,838)      $(4,198,035)     $(2,418,367)     $(4,405,786)

     Preferred stock dividend requirements
          and accretion                                  (198,770)                          (477,563)
                                                      -----------       -----------      -----------      -----------
Loss applicable to common shares                      $(2,075,608)      $(4,198,035)     $(2,895,930)     $(4,405,786)
                                                      ===========       ===========      ===========      ===========

Basic net income (loss) per common share:

    Before extraordinary items                        $     (3.77)      $       .56      $     (7.19)     $      (.30)

    Extraordinary items                                     (4.88)           (18.05)           (4.88)          (18.06)
                                                      -----------       -----------      -----------      -----------
          Net loss per common share                   $     (8.65)      $    (17.49)     $    (12.07)     $    (18.36)
                                                      ===========       ===========      ===========      ===========
Weighted average number of common shares used
     in basic calculation                                 240,000           240,000          240,000          240,000

Diluted net income (loss) per common share:

     Before extraordinary items                       $     (3.77)      $       .42      $     (7.19)     $      (.30)

     Extraordinary items                                    (4.88)           (13.99)           (4.88)          (18.06)
                                                      -----------       -----------      -----------      -----------
          Net loss per common share                   $     (8.65)      $    (13.57)     $    (12.07)     $    (18.36)
                                                      ===========       ===========      ===========      ===========
Weighted average number of common shares used
     in diluted calculation                               240,000           324,015          240,000          240,000




               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 1998    December 31, 1997
                                                                            -----------     -----------------
                                                                            (UNAUDITED)
ASSETS
------

Current assets:
   Cash                                                                      $   769,706       $   535,312
   Accounts receivable, less allowance
        for doubtful accounts of $171,000
        in 1998 and $32,000 in 1997                                            3,361,806         1,358,002
   Other current assets                                                          741,147            25,918
   Assets held for sale                                                        7,500,000
                                                                             -----------       -----------
          Total current assets                                                12,372,659         1,919,232

Property and equipment, net                                                    8,835,016         2,156,244
FCC broadcast licenses, net                                                   37,768,013         6,052,764
Other intangibles, net                                                         5,875,955         1,648,577
Other assets, net                                                              1,979,534         1,233,737
                                                                             -----------       -----------
          Total assets                                                       $66,831,177       $13,010,554
                                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Accounts payable                                                          $ 1,363,223       $    87,280
   Accrued expenses and liabilities                                            2,641,981           233,955
   Notes payable                                                               7,500,000
   Current portion of long-term debt                                              65,000           538,396
                                                                             -----------       -----------
          Total current liabilities                                           11,570,204           859,631

Long-term debt, less current portion                                          35,065,000        22,264,724

Other long-term liabilities                                                    2,660,583            67,987
                                                                             -----------       -----------
          Total liabilities                                                   49,295,787        23,192,342

Redeemable preferred stock:

  Series A convertible preferred stock, $5.00 stated value,
  620,000 shares authorized; 620,000 shares issued and
  outstanding - Liquidation value: $3,323,405                                   3,115,246

  Series B senior convertible preferred stock, $5.00 stated value,
  1,000,000 shares authorized; 1,000,000 shares issued
  and outstanding - Liquidation value: $5,195,616                               4,829,661

  Series D convertible preferred stock, $5.00 stated value,
  1,000,000 shares authorized; 1,000,000 shares issued and
  outstanding - Liquidation value: $5,055,003                                   4,838,171

  Series F convertible preferred stock, $5.00 stated value,
  4,100,000 shares authorized;  2,050,000 shares issued and
  outstanding - Liquidation value: $10,294,932                                  6,419,802
                                                                            ------------      ------------
        Total redeemable preferred stock                                      19,202,880                 0

Shareholders' deficit:

Preferred stock:

  Series C convertible preferred stock, $5.00 stated value,
  4,000,000 shares authorized; 3,720,620 shares issued and
  outstanding - Liquidation value: $18,660,183                                  1,618,681

  Series E convertible preferred stock, $5.00 stated value,
  5,000,000 shares authorized;  447,842 shares issued and
  outstanding - Liquidation value: $2,246,081                                   2,239,210

Common stock, $.01 par value, 30,000,000 shares authorized at June 30,
1998 and December 31, 1997; 240,000 shares issued and outstanding at
June 30, 1998 and December 31, 1997 (Note 1)                                       2,400             2,400

Additional paid-in capital                                                     9,751,969         2,677,195

Retained deficit                                                             (15,279,750)      (12,861,383)
                                                                            ------------      ------------
          Total shareholders' deficit                                         (1,667,490)      (10,181,788)
                                                                            ------------      ------------
          Total liabilities and shareholders' deficit                       $ 66,831,177      $ 13,010,554
                                                                            ============      ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Six months ended June 30,
                                                                                   ------------------------------
                                                                                      1998               1997
                                                                                      ----               ----
Net cash used in operating activities                                              $   (898,400)     $    (70,355)
                                                                                   ------------      ------------

Cash flows from investing activities:

     Acquisitions of radio stations, net of cash acquired                           (29,089,991)       (7,650,000)

     Capital expenditures                                                               (62,120)          (24,152)
                                                                                   ------------      ------------

     Net cash used in investing activities                                          (29,152,111)       (7,674,152)
                                                                                   ------------      ------------

Cash flows from financing activities:

     Proceeds from long-term debt                                                    35,500,000        22,500,000

     Proceeds from issuance of Series A, B, D & F Convertible Preferred Stock        18,150,000

     Principal payments on long-term debt                                           (20,716,660)      (12,535,801)

     Payments for deferred financing costs                                           (1,292,042)         (866,121)


     Payment of issuance costs                                                       (1,356,393)

     Payment of appraisal right liability                                                              (1,015,000)
                                                                                   ------------      ------------

     Net cash provided by financing activities                                       30,284,905         8,083,078
                                                                                   ------------      ------------

Net increase in cash and cash equivalents                                               234,394           338,571

Cash at beginning of period                                                             535,312           123,221
                                                                                   ------------      ------------
Cash at end of period                                                              $    769,706      $    461,792
                                                                                   ============      ============

Supplemental schedule of non-cash investing and financing activities:

    Conversion of Faircom Inc.'s convertible subordinated promissory
       notes to Faircom Inc. common stock                                          $ 10,000,000
    Liabilities assumed in acquisitions                                              11,680,322
    Series E convertible preferred stock issued in conjunction with the acquisition of Alta California Broadcasting, Inc. and Topaz
       Broadcasting, Inc.                                                             2,239,210
    Series C convertible preferred stock issued in conjunction with the merger
       between Faircom Inc. and the Company                                           1,618,681


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                                                Series C      Series E
                                                                              Convertible    Convertible
                                                                               Preferred      Preferred     Common
                                                                                 Stock          Stock        Stock
                                                                           ------------------------------------------
Balance, December 31, 1997 (retroactively restated)                                                        $    2,400

Conversion of Faircom Inc.'s Class A and Class B convertible subordinated promissory notes in the amount of $10,000,000

Issuance of 3,720,620 shares of Series C convertible preferred stock and retirement of 26,390,199 shares of Faircom Inc. common stock and recordation of the effect of recapitalization due to the reverse merger
with Faircom Inc.                                                              $1,618,681

Issuance of Faircom Inc. employee stock options immediately converted into options to purchase 157,727 shares of Series C convertible preferred stock in conjunction with the merger

Issuance of Series A redeemable preferred stock warrants

Issuance of 205,250 shares of Series E convertible preferred stock in
connection with the acquisition of Alta California Broadcasting, Inc.                         $1,026,250

Issuance of 242,592 shares of Series E convertible preferred stock in
connection with the acquisition of Topaz Broadcasting, Inc.                                    1,212,960

Dividends and accretion on Series A, B, D, and F redeemable preferred stock

Net Loss
                                                                           ------------------------------------------

Balance, June 30, 1998                                                         $1,618,681     $2,239,210   $    2,400
                                                                           ==========================================




                                                                             Additional                           Total
                                                                               Paid-In         Retained        Shareholders'
                                                                               Capital          Deficit          Deficit
                                                                           --------------------------------------------------
Balance, December 31, 1997 (retroactively restated)                           $ 2,677,195      $(12,861,383)    $(10,181,788)

Conversion of Faircom Inc.'s Class A and Class B convertible
subordinated promissory notes in the amount of $10,000,000                     10,000,000                         10,000,000

Issuance of 3,720,620 shares of Series C convertible preferred stock and retirement of 26,390,199 shares of Faircom Inc. common stock and recordation of the effect of recapitalization due to the reverse merger
with Faircom Inc.                                                              (3,000,000)                        (1,381,319)

Issuance of Faircom Inc. employee stock options immediately converted into options to purchase 157,727 shares of Series C convertible preferred stock
in conjunction with the merger                                                    530,264                            530,264

Issuance of Series A redeemable preferred stock warrants                          160,000                            160,000

Issuance of 205,250 shares of Series E convertible preferred stock in
connection with the acquisition of Alta California Broadcasting, Inc.                                              1,026,250

Issuance of 242,592 shares of Series E convertible preferred stock in
connection with the acquisition of Topaz Broadcasting, Inc.                                                        1,212,960

Dividends and accretion on Series A, B, D, and F redeemable preferred stock      (615,490)                          (615,490)

Net Loss                                                                                        (2,418,367)       (2,418,367)
                                                                           --------------------------------------------------

Balance, June 30, 1998                                                        $ 9,751,969     $(15,279,750)     $ (1,667,490)
                                                                           ==================================================


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION


         On June 15, 1998, Regent Communications, Inc. (including its wholly-owned subsidiaries, the "Company") acquired, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. ("Faircom") for 3,720,620 shares of the Company's Series C Convertible Preferred Stock. The acquisition has been treated for accounting purposes as the acquisition of the Company by Faircom with Faircom as the accounting acquirer and accounted for as a reverse acquisition. Consequently, the historical financial statements prior to June 15, 1998 are those of Faircom. As a result of the Faircom merger, Faircom's historical shareholder deficit prior to the merger has been retroactively restated to reflect the number of common shares outstanding subsequent to the merger, with the difference between the par value of the Company's and Faircom's common stock recorded as an offset to additional paid-in capital. In conjunction with the Faircom merger, the Company adopted the Regent Communications, Inc. Faircom Conversion Stock Option Plan. See Notes 4 and 5.



         The condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of normal and recurring nature except for those outlined in Notes 2, 3 and 4. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 1997 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Faircom's 1997 Annual Report on Form 10-K, the Company's Form 10-Q for the three month period ended March 31, 1998, the Company's Form S-4 effective May 7, 1998 and the Company's Form 8-K/A filed September 3, 1998.



2. CONSUMMATED AND PENDING ACQUISITIONS


         On June 30, 1997, Faircom acquired the assets and operations of two commercial radio stations located in Mansfield, Ohio ("Mansfield"), pursuant to the terms of an asset purchase agreement dated May 20, 1997, for $7,350,000 in cash. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings under the Company's Senior Secured Term and Time Notes (see Note 3). The excess cost over the fair market value of net assets acquired and the FCC licenses related to this acquisition will be amortized over 15- to 40-year periods.



         On January 21, 1998, Faircom acquired substantially all of the assets and operations of radio station WSWR-FM in Shelby, Ohio (the "Shelby Station") for $1,125,000 in cash. The acquisition was accounted for under the purchase method of accounting and was financed through the borrowing of $1,100,000 represented by a subordinated promissory note. The excess cost over the fair market value of net assets acquired and the FCC licenses related to this acquisition will be amortized over 15- to 40-year periods.


         On June 15, 1998 the following acquisitions (the "June 15 Acquisitions") were consummated. The results of operations of the acquired businesses are included in the Company's financial statements since the date of acquisition:

         The Company acquired all of the outstanding capital stock of The Park Lane Group ("Park Lane") for approximately $17,525,000 in cash. The acquisition was accounted for under the purchase method of accounting. The excess cost over the fair market value of net assets acquired and FCC licenses related to this acquisition will be amortized over a 40-year period. Park Lane owns 16 radio stations in California and Arizona. At the time of the acquisition, the Company entered into a one-year consulting and non-competition agreement with the President of Park Lane, providing for the payment of a fee of $200,000.

         The Company acquired the FCC licenses and related assets used in the operation of radio stations KIXW (AM) and KZXY (FM) in Apple Valley, California from Ruby Broadcasting, Inc. ("Ruby"), an affiliate of Topaz Broadcasting, Inc. ("Topaz"), for $5,985,000 in cash. The FCC licenses acquired will be amortized over a 40-year period.

         The Company acquired the FCC licenses and related assets used in the operation of radio stations KFLG (AM) and KFLG (FM) in Bullhead City, Arizona from Continental Radio Broadcasting, L.L.C. ("Continental") for approximately $3,607,000 in cash. The Company separately acquired the accounts receivables of these stations for an additional purchase price of approximately $130,000. The FCC licenses acquired will be amortized over a 40-year period.

         The Company acquired all of the outstanding capital stock of Alta California Broadcasting, Inc. ("Alta") for $1,025,000 in cash and 205,250 shares of the Company's Series E Convertible Preferred Stock. The acquisition was accounted for under the purchase method of accounting. The excess cost over the fair market value of net assets acquired and FCC licenses related to this acquisition will be amortized over a 40-year period. Alta owns four radio stations in California.

         The Company acquired all of the outstanding capital stock of Topaz for 242,592 shares of the Company's Series E Convertible Preferred Stock. Immediately following the acquisition of Topaz, the Company acquired the FCC licenses and operating assets of radio station KIXA (FM) in Lucerne Valley, California for $275,000 in cash, pursuant to an Asset Purchase Agreement between Topaz and RASA Communications Corp. The acquisitions were accounted for under the purchase method of accounting. The excess cost over the fair market value of net assets acquired and FCC licenses related to these acquisitions will be amortized over a 40-year period.


         The sources for the cash portion of the consideration paid by the Company for the June 15 Acquisitions, aggregating approximately $53,400,000 (including approximately $21,800,000 of debt assumed and refinanced with borrowings under the Company's Senior Reducing Revolving Credit Facility and $3,700,000 of transaction costs) were $34,400,000 borrowed under the Company's Senior Reducing Revolving Credit Facility (see Note 3), $18,150,000 in additional equity from the sale of the Company's convertible preferred stock (see Note 4), and approximately $850,000 of the Company funds.

         On July 10, 1998, the Company entered into an asset purchase agreement with Oasis Radio, Inc. ("Oasis") to acquire substantially all of the assets of radio station KAVC (FM) located in Lancaster, California for $1,600,000 in cash, subject to adjustment as defined in the agreement. The closing is conditioned on, among other things, receipt of FCC approval. The Company has placed a $160,000 deposit held in escrow pending the closing of the transaction. In addition, the Company entered into a local programming and marketing agreement with Oasis, effective August 1, 1998, which will end upon consummation of the acquisition or termination of the asset purchase agreement.

         The following unaudited pro forma data summarizes the combined results of operations of the Company, Faircom, Mansfield, Park Lane, Ruby, Continental, Alta and Topaz as though the acquisitions had occurred at the beginning of each six-month period ended June 30, 1998 and 1997:

                                                                        1998             1997
                                                                    ------------      -----------
  Net broadcast revenues                                            $  9,107,194      $  7,956,817

  Net loss before extraordinary items                               $ (1,295,386)     $   (948,989)

  Net loss                                                          $ (2,465,466)     $ (5,282,299)

  Net loss per common shares before extraordinary items:
    Basic and diluted                                               $    (5.40)       $    (3.95)

  Net loss per common share:
    Basic and diluted                                               $   (10.27)       $   (22.01)



These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates. The acquisition of the Shelby Station did not have a material effect on the operating results of the Company.

3. LONG-TERM DEBT


   Long-term debt consists of the following as of:



                                                 June 30,          December 31,
                                                   1998                1997
                                                -----------         -----------
Senior secured term and time notes(a)           $         0         $12,803,120

Convertible subordinated promissory notes (b)             0          10,000,000

Senior reducing revolving credit facility (c)    34,400,000                   0

Subordinated promissory note (d)                    600,000                   0

Non-compete Agreements (e)                          130,000                   0
                                                -----------         -----------

                                                 35,130,000          22,803,120

Less:  Current portion of long-term debt            (65,000)           (538,396)
                                                -----------         -----------

                                                $35,065,000         $22,264,724
                                                ===========         ===========




         Repayment of long-term debt, excluding capital leases, required over the six-month period ended December 31, 1998 and each of the years following December 31, 1998 consists of:

                    1998                               32,500

                    1999                               65,000

                    2000                               62,500

                    2001                               60,000

                    2002                            6,960,000

                    Thereafter                     27,950,000
                                                  -----------
                                                  $35,130,000
                                                  ===========



(a) Senior secured term and time notes

         During 1997, Faircom borrowed $12,500,000 under an amended and restated loan agreement (the "1997 loan agreement"). The term notes under the 1997 loan agreement would have matured on July 1, 2002. Interest on the term notes was at the rate of 4.50% over 30-day commercial paper rates. On June 15, 1998, the Company terminated the 1997 loan agreement using funds obtained from the Company's Senior Reducing Revolving Credit Facility. As a result of the extinguishment of debt, the Company recognized an extraordinary loss of $1,170,060, net of income taxes, consisting of a $366,000 prepayment penalty and the write-off of $804,060 of related deferred financing costs.


(b) Convertible subordinated promissory notes

         During 1997, Faircom completed the sale of $10,000,000 aggregate principal amount of its convertible subordinated promissory notes due July 1, 2002 (the "Faircom Notes"). The Faircom Notes consisted of Class A and Class B convertible subordinated promissory notes, each in the aggregate principal amount of $5,000,000. The Faircom Notes bear interest at 7% per annum, compounded quarterly. The Faircom Notes were converted into a total of 19,012,000 shares of Faircom common stock immediately preceding the merger between the Company and Faircom (see Note 1).


(c) Senior reducing revolving credit facility


         During 1997, the Company entered into an agreement with a group of lenders (the "Credit Agreement") which provides for a senior reducing revolving credit facility with a commitment of up to $55,000,000 expiring in March 2005 (the "Revolver"). In addition, the Company may request from time to time that the lenders issue Letters of Credit in accordance with the same provisions as the Revolver. In order to finance the acquisitions consummated on June 15, 1998 (see Note 2), refinance certain existing debt and to provide for additional working capital, the Company borrowed $34,400,000 under the Credit Agreement. As of June 30, 1998, approximately $2,100,000 of the unused portion of the Revolver was available to the Company for its working capital needs.

         The Credit Agreement provides for the reduction of the commitment under the Revolver for each of the four quarters ending December 31, 1999 and by increasing quarterly amounts thereafter, and, under certain circumstances, requires mandatory prepayments of any outstanding loans and further commitment reductions. The indebtedness of the Company under the Credit Agreement is collateralized by liens on substantially all of the assets of the Company and its operating and license subsidiaries and by a pledge of the operating and license subsidiaries' stock, and is guaranteed by those subsidiaries. The Credit Agreement contains restrictions pertaining to the maintenance of financial ratios, capital expenditures, payment of dividends or distributions of capital stock and incurrence of additional indebtedness.

         Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the LIBOR rate (5.66% at June 30, 1998) plus 1.25% to 2.75% or the base rate announced by the Bank of Montreal (8.50% at June 30, 1998) plus 0% to 1.50%. The spreads over the LIBOR rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company must pay quarterly commitment fees equal to 3/8% to 1/2% per annum, depending upon the Company's financial leverage, on the unused portion of the commitment under the Credit Agreement. The Company also is required to pay certain other fees to the agent and the lenders for the administration of the facilities and the use of the credit facility. At June 30, 1998, the Company had paid non-refundable fees totaling approximately $1,548,000 which are classified as other assets in the accompanying Condensed Consolidated Balance Sheet and will be amortized over the initial seven-year term of the Revolver.

         As a condition of the Credit Agreement, the Company entered into a two-year collar agreement (the "Collar Agreement") with the Bank of Montreal on August 17, 1998 for a notional amount of $34,400,000. The Collar Agreement is based on the three-month LIBOR rate, provides for a CAP Rate, as defined, of 6.50% and a Floor Rate, as defined, of 5.28% plus, in each case, the additional spread stipulated under the Credit Agreement. The Collar Agreement terminates on August 17, 2000.


(d) Subordinated promissory note of McNulty Broadcasting, Inc.


         During 1995, Park Lane issued a subordinated promissory note (the "McNulty Note") to McNulty Broadcasting, Inc. ("McNulty") which provided Park Lane with $600,000. The McNulty Note was assumed by the Company as part of the acquisition of Park Lane (see Note 2). The McNulty Note provides for quarterly principal payments of $15,000 beginning on August 1, 2000. The remaining principal is due May 1, 2005. Interest on the McNulty Note is payable quarterly at a rate of 8%.


(e) Non-compete agreements

         During 1995, Park Lane entered into five year non-compete agreements with McNulty and Island Broadcasting Associates, L.P. ("Island Broadcasting") in the amounts of $125,000 and $200,000, respectively (the "Non-Compete Agreements"). The Non-compete Agreements were assumed by the Company as part of the acquisition of Park Lane (see Note 2). The Non-Compete Agreements bear no interest, expire in May, 2000 and call for quarterly payments of $16,250.

4. CAPITAL STOCK


         The Company's Amended and Restated Certificate of Incorporation authorizes 30,000,000 shares of common stock and 20,000,000 shares of preferred stock and designates 620,000 shares as Series A Convertible Preferred Stock ("Series A"), 1,000,000 shares as Series B Senior Convertible Preferred Stock ("Series B"), 4,000,000 shares as Series C Convertible Preferred Stock ("Series C"), 1,000,000 shares as Series D Convertible Preferred Stock ("Series D"), 5,000,000 shares as Series E Convertible Preferred Stock ("Series E"), and 4,100,000 shares as Series F Convertible Preferred Stock ("Series F"). The stated value of all series of preferred stock is $5.00 per share.

         Series A, Series C, Series E, and Series F have the same voting rights as common stock and may be converted at the option of the holder into one share of common stock, subject to adjustment, as defined. Series B and D have no voting power except for specific events, as defined. Series D may be converted at the option of the holder only when certain conditions, as defined, have been met. The Company's Board of Directors also has the right to require conversion of all shares of Series A, B, C, D, E, and F upon the occurrence of certain events, as defined. Series A, Series C, Series D, Series E, and Series F have equal rights for the payment of dividends and the distribution of assets and rights upon liquidation, dissolution or winding up of the Company. Series B ranks senior to all other series of preferred stock and may be converted at the option of the holder into one-half share of common stock, subject to adjustment, as defined.

         Upon liquidation of the Company, no distribution shall be made (a) to holders of stock ranking junior to the Series B unless the holders of the Series B have received the stated value per share, plus an amount equal to all unpaid dividends or (b) to the holders of stock ranking on a parity with the Series B, except distributions made ratably on the Series B and all other such parity stock. Dividends accrue cumulatively on all series of preferred stock, except Series F, at an annual rate of $0.35 per share. Dividends accrue cumulatively on Series F at an annual rate of $0.50 per share and, to the extent not paid in cash, are compounded quarterly at a rate of 10% per annum. The Company may redeem Series A, B, and D at the stated value, plus an amount equal to all unpaid dividends to the date of redemption, whether or not declared. Undeclared dividends in arrears on all outstanding series of preferred stock amounted to approximately $616,000 at June 30, 1998.

         In conjunction with the closing of the Faircom merger, and under the terms of a stock purchase agreement dated December 8, 1997, BMO Financial, Inc., an existing shareholder of the Company, purchased 780,000 shares of Series D for $3,900,000. In addition, General Electric Capital Corporation ("GE Capital") paid $3,900,000 to complete its purchase of 1,000,000 shares of Series B, pursuant to the terms of its stock purchase agreement and promissory note dated December 8, 1997.


         In connection with the closing of the Park Lane acquisition, and under the terms of a stock purchase agreement dated December 1, 1997, the Chief Operating Officer of the Company purchased 20,000 shares of Series A for $100,000.


         On June 15, 1998, pursuant to a stock purchase agreement, Waller-Sutton Media Partners, L.P. ("Waller-Sutton") purchased 1,000,000 shares of Series F for $5,000,000. Also on that date, Weiss, Peck & Greer and Weiss, Peck, & Greer International, purchased a total of 650,000 shares of Series F for $3,250,000; the Chairman of Waller-Sutton Management Group, which manages Waller-Sutton, purchased 50,000 shares of Series F for $250,000; GE Capital purchased 250,000 shares of Series F for $1,250,000; and River Cities Capital Fund Limited Partnership ("River Cities") purchased 100,000 shares of Series F for $500,000. In connection with these purchases, the purchasers acquired 10-year warrants to purchase an aggregate of 860,000 shares of the Company's common stock for $5.00 per share. Such warrants can be "put" back to the Company after five years. In addition, these purchasers agreed, subject to certain conditions, to purchase an additional 2,050,000 shares of Series F at $5.00 per share to finance future acquisitions.

         The 860,000 warrants issued in conjunction with the Series F have been assigned a fair value of $2,459,600 and have been classified as a long-term liability due to the associated "put" rights.

         The stock purchase agreement described above provides that the terms of the Series F include the right of the holders to require the Company to repurchase the Series F at any time after five years at a price equal to the greater of its fair market value or the sum of its stated value of $5.00 per share and all accrued but unpaid dividends thereon, as well as any warrants held by such holders at a price equal to the fair market value of the Company's common stock less the exercise price of such warrants. Holders of the Series A, Series B, and Series D would have similar "put" rights only if the holders of the Series F were to exercise their "put" rights. Series A, Series B, Series D, and Series F (but not Series C and Series E) have been reclassified and excluded from equity to reflect such anticipated "put" rights. Issuance costs of approximately $1,900,000 for these reclassified shares have been netted against the proceeds. The shares are being accreted to their respective redemption values over five years.

          In connection with the closing of the Faircom merger, Waller-Sutton acquired 400,640 shares of Series C by purchasing an aggregate of $1,500,000 principal amount of Faircom's convertible subordinated promissory notes that were converted into the common stock of Faircom.


         In order to induce River Cities, as a holder of Series A, to approve the merger with Faircom, the Company issued to River Cities, upon consummation of the merger, five-year warrants to purchase 80,000 shares of Regent common stock at an exercise price of $5.00 per share. R. Glen Mayfield, a member of Regent's Board of Directors, serves as the general partner of River Cities Management Limited Partnership, which is the general partner of River Cities. The warrants issued to the holders of Series A have been assigned a value of $160,000 and have been classified as additional paid-in capital.

         In order to induce GE Capital, the holder of Regent's Series B, to approve the addition of mandatory conversion rights to the terms of the Series B in conjunction with the issuance of the Series F, Regent issued to GE Capital, upon issuance of the Series F, five-year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants issued to the holders of Series B have been assigned a fair value of $150,000 and have been classified as a long-term liability due to associated "put" rights. These "put" rights are subject to the prior exercise of the warrants and the exercise of the "put" rights associated with the warrants issued to the Series F holders.


5. STOCK-BASED COMPENSATION PLANS


         In January 1998, the Board of Directors of the Company adopted the Regent Communications, Inc. 1998 Management Stock Option Plan (the "1998 Stock Option Plan"). The 1998 Stock Option Plan provides for the issuance of up to an aggregate of 2,000,000 common shares in connection with the issuance of incentive stock options ("ISOs") and non-qualified stock options ("NQSOs").The Compensation Committee of the Company's Board of Directors determines eligibility. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date, except in the case of ISOs granted to a 10% owner (as defined), for which the option share price must be at least 110% of the fair market value of the underlying common stock at the grant date. The options expire no later than 10 years from the date of grant (five years in the case of ISO's granted to a 10% owner), no later than 10 years and one day in the case of NQSO's, or earlier in either case in the event a participant ceases to be an employee of the Company.

         Effective with the consummation of the Faircom merger, the Board of Directors authorized a grant of incentive stock options to the Chief Executive Officer and Chief Operating Officer of the Company. The options provide each of the holders the right to acquire 608,244 shares of the Company's common stock at an exercise price per share of $5.00. Of the options granted, the maximum allowable will be treated as ISOs which vest in equal 10% increments beginning on the grant date and on each of the following nine anniversary dates of the grants. The balance of the options will become exercisable in equal one-third increments at the end of each of the first three years following the grant. All options expire on June 15, 2008.

         Upon consummation of the Faircom merger, the Board of Directors of the Company adopted the Regent Communications, Inc. Faircom Conversion Stock Option Plan ("Conversion Stock Option Plan") which applies to those individuals previously participating in the Faircom Inc. Stock Option Plan ("Faircom Plan"). In exchange for relinquishing their options under the Faircom plan, five former officers and members of Faircom's Board of Directors were given, in total, the right to acquire 274,045 shares of the Company's Series C Convertible Preferred Stock at exercise prices ranging from $0.89 to $3.73 per share and expiring from May 11, 1999 to July 1, 2002 (the "Converted Options").

         The Company intends to apply the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for the 1998 Stock Option Plan. Under APB No. 25, no compensation expense is recognized for options granted to employees at exercise prices that are equal to or greater than the fair market value of the underlying common stock at the grant date. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Such pro forma information for the six months ended June 30, 1998 is as follows:


             Net Loss

                   As reported                                                                $(2,418,367)
                   Pro forma compensation expense, net of tax benefit                            (255,202)
                                                                                              ------------

                   Pro forma                                                                  $(2,673,569)
                                                                                              ============

             Basic and diluted net loss per common share

                   As reported                                                                $    (12.07)
                   Pro forma                                                                  $    (13.13)


         The weighted-average fair value per share for options granted under the 1998 Stock Option Plan was $2.88 for ISOs and $2.00 for NQSOs. The weighted-average fair value for options granted under the Conversion Stock Option Plan was approximately $230,000, and such amount was recognized fully and immediately at the time of conversion since the Converted Options are fully vested. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998 grants:


                                                              ISOs              NQSOs          Converted Options
                                                         ---------------   ---------------   ----------------------
               Dividends                                      None              None                  None
               Volatility                                      35%               35%                  35%
               Risk-free interest rate                        5.55%             5.43%                5.38%
               Expected term                                10 years           5 years              2 years

         The following table summarizes the status of Company options outstanding and exercisable at June 30, 1998, under the 1998 Stock Option Plan and the Conversion Stock Option Plan:


                                Options Outstanding                        Options Exercisable
                   -----------------------------------------------    ------------------------------

                                      Weighted-
                                       Average         Weighted-                        Weighted-
                                      Remaining         Average                          Average
   Exercise                          Contractual       Exercise                         Exercise
     Price            Shares(1)      Life (years)        Price           Shares           Price
 --------------    --------------    -------------    ------------    -------------   --------------

      $5.00          1,216,488            10             $5.00          40,000             $5.00
   $0.89-$3.73         274,045           3.5             $2.73         274,045             $2.73
                       -------                                         -------
                     1,490,533                                         314,045
                     =========                                         =======


Of the 1,490,533 options outstanding at June 30, 1998, it is anticipated that no more than 1,090,533 will be treated as NQSOs and at least 400,000 will be treated as ISOs.

(1) As of June 30, 1998, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 1,216,488 shares of the Company's common stock. Stock options granted under the Conversion Stock Option Plan entitle the holders to purchase 274,045 shares of the Company's Series C Convertible Preferred Stock.


6. EARNINGS PER SHARE


         The Company has adopted the provisions of SFAS 128, "Earnings Per Share." SFAS 128 calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. Basic EPS and diluted EPS are the same for all periods presented except for the three month period ended June 30, 1997, since the effect of the Company's common stock equivalents would be antidilutive. The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computations for the three-month period ended June 30, 1997:


                                                                              Per Share
                                                 Income           Shares(1)    Amount
                                                ---------         --------     -------
    Income before extraordinary items
      applicable to common shareholders         $135,275

    Basic EPS                                    135,275           240,000      $ 0.56

    Effect of dilutive securities:

      Stock options                                                 84,015

                                                ---------          --------     -------

    Diluted EPS                                 $135,275           324,015      $ 0.42
                                                =========          ========     =======


(1) Basic and diluted EPS for all periods presented have been calculated using the 240,000 common shares that were outstanding subsequent to the merger with Faircom (see Note 1). The effect of stock options outstanding as of June 30, 1997 has been adjusted to give effect to the Conversion Stock Option Plan (see
Note 5).

7. INCOME TAXES


         The Company recorded no income tax expense or benefit for the three- and six-month periods ended June 30, 1998. The Company's provision for income taxes for the six-month period ended June 30, 1997 consists of the following:



    Current state                                                 $   33,542
                                                                  ----------

      Total                                                       $   33,542
                                                                  ==========




         The components of the Company's deferred tax assets and liabilities at June 30, 1998 and December 31, 1997 are as follows:

                                                    1998             1997
                                                  -----------     ----------
Deferred tax assets:
   Net operating loss carryforward                $ 3,600,000     $2,448,000
   Merger and acquisition related adjustments       7,760,000
   Miscellaneous accruals and credits                  69,200         35,000
   Accounts receivable reserve                         68,400
                                                  -----------     ----------

                                                   11,497,600      2,483,000

   Valuation allowance                            (11,272,300)    (2,483,000)
                                                  -----------     ----------

     Net deferred tax assets                          225,300              0

Deferred tax liabilities:
   Property, plant and equipment                     (225,300)
                                                  -----------     ----------

     Net deferred tax liabilities                 $         0     $        0
                                                  ===========     ==========



         The Company has cumulative federal and state tax loss carryforwards of approximately $9,000,000 at June 30, 1998. These loss carryforwards will expire in years 2011 through 2018. The utilization of the aforementioned operating losses for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code
Section 382.

8. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following as of :


                                           June 30,     December 31,
                                             1998           1997
                                          ----------    -----------
     Equipment                          $ 10,926,277    $ 4,650,273
     Furniture and fixtures                1,365,089      1,043,648
     Building and improvements             1,442,799        985,583
     Land                                    717,930        285,000
                                          -----------   ------------

                                          14,452,095      7,564,705

     Less accumulated depreciation        (5,617,079)    (5,408,461)
                                          -----------   ------------

        Net property and equipment        $8,835,016    $ 2,156,244
                                          ===========   ============





9. NOTES PAYABLE


      Notes payable at June 30, 1998 consist of the following:


         Promissory note            $6,000,000
         Promissory note             1,500,000
                                    ----------
                                    $7,500,000


         In connection with the acquisition of radio station KCBQ (AM), the Company issued to the seller a promissory note for $6,000,000, which is collateralized by the assets of the station. The terms of the promissory note obligate the Company to pay the lesser of $6,000,000 or the net proceeds from a commercially reasonable sale of the KCBQ (AM) assets (with any such net sale proceeds in excess of $6,000,000 to be split between the Company and the holder of the note in accordance with the terms of the asset purchase agreement) on the earlier of June 4, 2002 or upon the sale of the KCBQ (AM) assets to an unrelated third party. The note does not bear interest prior to the maturity date, as defined. Interest on the unpaid principal of the note after maturity is at the rate of 10% per annum. The Company is currently seeking a buyer for this station. As a result, the unpaid principal balance of $6,000,000 has been classified as a current liability at June 30, 1998 in the accompanying Condensed Consolidated Balance Sheet.

          In connection with the acquisition of an option to acquire radio station WSSP (FM), the Company issued a five-year term promissory note for $1,500,000 to a third party. The terms of the promissory note obligate the Company to pay the lesser of $1,500,000 or the net proceeds from a commercially reasonable sale of the option or the station's assets (with any such net sale proceeds in excess of $1,500,000 to be retained by the Company). The note is collateralized by a security interest in the proceeds of a $1,500,000 note payable to the Company by the owner of WSSP (FM) and matures on the earlier of December 3, 2002 or upon the sale of the WSSP (FM) assets to an unrelated third party. The note does not bear interest prior to the maturity date, as defined. Interest on the unpaid principal after maturity is at the rate of 10% per annum. Because the Company is currently searching for a buyer for WSSP (FM), the unpaid principal balance of $1,500,000 has been classified as a current liability at June 30, 1998 in the accompanying Condensed Consolidated Balance Sheet.

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standard Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income and its individual components. SFAS 130 became effective in fiscal year beginning after December 31, 1997. Company management has determined that comprehensive income equals the Company's net loss as of June 30, 1998.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides accounting guidance for reporting information about operating segments in annual financial statements and requires such enterprises to report selected information about operating segments in interim financial reports. The statement uses a "management approach" to identify operating segments and provides specific criteria for operating segments. SFAS 131 is effective for the year ended December 31, 1998 and will be required for interim periods in 1999. The Company is currently evaluating the impact SFAS 131 will have on its financial statements, if any.

         In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company may employ financial instruments to manage its exposure to fluctuations in interest rates (see Note 3(c)). The Company does not hold or issue such financial instruments for trading purposes. The Company will adopt SFAS No. 133, as required in the year 2000, and does not expect the impact of adoption to be material.

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Company management believe that the prospective implementation of SOP 98-1 in 1999 is likely to result in some additional capitalization of software expenditures in the future. However, the amount of such additional capitalized software expenditures can not be determined at this time.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." The SOP provides guidance on financial reporting of costs of start-up activities. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the implementation of SOP 98-5 in 1999 will not have a material impact on its financial reporting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
---------------------

         The results of the Company's operations for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 and for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 are not comparable or necessarily indicative of results in the future due to the significance of acquisitions.

         On June 15, 1998, the Company consummated a number of mergers, acquisitions, borrowings and issuances of additional equity. See Notes 1 through 4 to the Condensed Consolidated Financial Statements, above. The historical financial statements of Faircom, which was deemed the "accounting acquirer" in one of such mergers, have become the historical financial statements of the Company, and accordingly, the results of operations of the Company and of the other entities which merged with or were acquired by the Company on June 15, 1998 (the "June 15 Acquisitions") have been included in the Condensed Consolidated Statements of Operations from such acquisition date. Consequently, the results of operations of the Company and the June 15 Acquisitions are included in the Condensed Consolidated Statements of Operations only for the period June 15 through June 30, 1998.

         As of June 30, 1997, Faircom, through a wholly-owned subsidiary, Faircom Mansfield Inc. ("Faircom Mansfield"), acquired the assets and operations of two radio stations, WMAN-AM and WYHT-FM, both located in Mansfield, Ohio
(the "Mansfield Stations") for aggregate cash consideration of $7,650,000. As of January 21, 1998, Faircom Mansfield purchased substantially all of the assets and operations of radio station WSWR-FM in Shelby, Ohio (the "Shelby Station") for $1,125,000 in cash. These acquisitions have been accounted for as purchases, and accordingly, the operating results of the Mansfield Stations and the Shelby Station have been included in the Condensed Consolidated Statements of Operations from their respective acquisition dates. The acquisition of the Shelby Station did not have a material effect on the operating results of the Company.

         The increase in the Company's net broadcasting revenues in the three months and the six months ended June 30, 1998 as compared with the same periods in 1997 resulted primarily from the inclusion of the operations of the Mansfield Stations during the 1998 periods and to a lesser extent to the inclusion of the operations of the June 15 Acquisitions during the 1998 periods. Net broadcasting revenues increased to $2,598,000 from $1,254,000, or 107.2%, in the three months ended June 30, 1998 as compared with the 1997 period, and to $4,063,000 from $2,158,000, or 88.3%, in the six months ended June 30, 1998 as compared with the six months ended June 30, 1997.


         Station operating expenses increased in the three months and six months ended June 30, 1998 as compared with the same periods in 1997. For the three-month period, this increase was primarily as a result of the inclusion of the operations of the June 15 Acquisitions and to a lesser extent to the inclusion of the operations of the Mansfield Stations. For the six-month period, this increase was primarily as a result of inclusion of the operations of the Mansfield Stations and to a lesser extent the inclusion of the operations of the June 15 Acquisitions. Station operating expenses increased to $1,600,000 from $751,000, or 113.0%, in the 1998 three month period as compared with the same period in 1997 and to $2,699,000 from $1,481,000, or 82.2%, in the 1998 six-month period as compared with the same period in 1997.


          The performance of a radio station group, such as the Company, is customarily measured by its ability to generate broadcast cash flow. "Broadcast cash flow" is defined as net broadcasting revenues less station operating expenses. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. Broadcast cash flow increased in the three months and the six months ended June 30, 1998 as compared with the same periods in 1997. The increase in both periods was a result primarily of the inclusion of the operations of the Mansfield Stations and to a lesser extent the inclusion of the operations of the June 15 Acquisitions. Broadcast cash flow increased to $998,000 from $503,000, or 98.5%, in the 1998 three-month period as compared with the same period in 1997 and to $1,365,000 from $677,000, or 101.6%, in the 1998 six-month period as compared with the same period in 1997.


         Depreciation and amortization increased in the three months and six months ended June 30, l998 as compared with the comparable l997 periods primarily as a result of the addition of assets in connection with the acquisition of the Mansfield Stations and the Shelby Station and to a much lesser extent the June 15 Acquisitions.

         Corporate general and administrative expenses increased in the three months and six months ended June 30, 1998 as compared with the same periods in 1997, primarily as a consequence of stock options granted as of June 15, 1998 to two officers of Faircom pursuant to the terms of the merger agreement between the Company and Faircom, resulting in the recognition of $530,000 as of such date of grant as corporate general and administrative expenses. Such expenses also increased in both 1998 periods as a result of executive compensation and other expenses of Faircom related to Faircom's merger with the Company.

         Interest expense increased in the three months and six months ended June 30, 1998 as compared with the same l997 periods principally due to debt incurred in connection with the acquisition of the Mansfield and Shelby Stations and to a lesser extent to debt incurred in connection with the June 15 Acquisitions.

         As a result of lower extraordinary loss from debt extinguishment and higher broadcast cash flow, offset in part by higher depreciation and amortization, corporate general and administrative expenses and interest expense, net loss for the three months and the six months ended June 30, 1998 decreased to $1,877,000 and $2,418,000 from $4,198,000 and $4,406,000, respectively, in the comparable 1997 periods.

Liquidity and Capital Resources
-------------------------------

         In the six months ended June 30, 1998, net cash used in operating activities was $898,000 compared with $70,000 used in the six months ended
June 30, 1997. In the 1998 period, proceeds from the issuance of long-term debt and preferred stock more than offset such use for operating activities, as well as funds used for the acquisition of radio stations and for principal payments on long-term debt. As a result, there was a net increase in cash of $234,000 in the 1998 six-month period compared with a net increase of $339,000 in the comparable 1997 period.

         On November 14, 1997, the Company entered into an agreement with a group of lenders (the "Credit Agreement") which provides for a senior reducing revolving credit facility with a commitment of up to $55,000,000 expiring March 31, 2005 (the "Revolver"). The Credit Agreement, as amended, is available for working capital and acquisitions, including related acquisition expenses. In addition, the Company may request from time to time that the lenders issue Letters of Credit in accordance with the same provisions as the Revolver.

         The Credit Agreement provides for the quarterly reduction of the commitment under the Revolver for each of the four quarters during 1999 in the amount of $687,500 per quarter, and by increasing quarterly amounts thereafter to $2,750,000 during 2004, with a final payment of $6,875,000 due March 31, 2005, and, under certain circumstances, requires mandatory prepayments of any outstanding loans and further commitment reductions. Mandatory prepayments and commitment reductions are required to the extent that, from time to time, outstanding loans exceed the commitment then in effect, and from certain asset sales, surplus assets of any pension plans, sales of equity securities and receipts of insurance proceeds. The indebtedness of the Company under the Credit Agreement is collateralized by liens on substantially all of the assets of the Company and its operating and license subsidiaries and by a pledge of the operating and license subsidiaries' stock, and is guaranteed by those subsidiaries. The Credit Agreement contains restrictions pertaining to the maintenance of financial ratios, capital expenditures, payment of dividends or distributions of capital stock and incurrence of additional indebtedness.

         The Company is required to maintain an interest rate coverage ratio (EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to annual interest rate cost) of at least 2.0 to 1.0 (except 1.75 to 1.00 prior to September 30, 1998); a fixed charge coverage ratio (EBITDA to annual fixed charges) of at least 1.10 to 1.00; and a financial leverage ratio (total debt to Adjusted EBITDA, as defined in the Credit Agreement) starting at
6.5 to 1.0 and decreasing over time to 3.5 to 1.0 as follows:



                  Time Period                          Maximum Leverage Ratio
                  -----------                          ----------------------

     Funding Date through March 31, 1999...........................6.50:1.00
     April 1, 1999 through June 30, 1999...........................6.00:1.00
     July 1, 1999 through September 30, 1999.......................5.75:1.00
     October 1, 1999 through December 31, 1999.....................5.50:1.00
     January 1, 2000 through March 31, 2000........................5.25:1.00
     April 1, 2000 through June 30, 2000...........................5.00:1.00
     July 1, 2000 through September 30, 2000.......................4.75:1.00
     October 1, 2000 through December 31, 2000.....................4.50:1.00
     January 1, 2001 through March 31, 2001........................4.00:1.00
     April 1, 2001 and thereafter..................................3.50:1.00


         As of June 30, 1998, the Company is in compliance with all of the aforementioned debt covenants.


         Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the LIBOR rate (5.66% at June 30, 1998) plus 1.25% to 2.75% or the base rate announced by the Bank of Montreal (8.50% at June 30, 1998) plus 0% to 1.50%. The spreads over the LIBOR rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company will pay quarterly commitment fees equal to 3/8% to 1/2% per annum, depending upon the Company's financial leverage, on the unused portion of the commitment under the Credit Agreement. The Company also is required to pay certain other fees to the agent and the lenders for the administration of the facilities and the use of the credit facility.

         At June 30, 1998, the Company had borrowed $34,400,000 under the Credit Agreement, and $20,600,000 remained in the unused portion. Of the unused portion, approximately $2,100,000 was available for borrowing by the Company for working capital.


         In connection with the acquisition of a radio station in San Diego, California, and an option to acquire a radio station in Charleston, South Carolina, the Company issued notes in the maximum principal amounts of $6,000,000 and $1,500,000, respectively. The San Diego note is collateralized by the assets of the San Diego station, matures on the earlier of June 4, 2002 or the sale of the San Diego station, and bears interest at 10% on any unpaid principal after maturity. The Charleston note is collateralized by the option, matures on the earlier of December 3, 2002 or upon the sale of the Charleston station or of the option, and bears interest at 10% on any unpaid principal amount after maturity.

         The Company is currently attempting to sell both the San Diego station and its interest in the Charleston station. Consequently, $7,500,000, representing the principal amount of both notes, has been classified as a current asset, designated "assets held for sale," and as an offsetting current liability, designated "notes payable," at June 30, 1998.


         In connection with the acquisition of The Park Lane Group, the Company assumed a $600,000 note, bearing interest at 8% payable quarterly, with the principal payable in quarterly installments of $15,000 from August 2000 to May 2005, at which time the remaining principal balance is due.


         On June 15, 1998, the Company received $18,150,000 in gross proceeds from the issuance of shares of its Series A, B, D and F Convertible Preferred Stock at $5.00 per share. In conjunction with these transactions, the Company also issued warrants to purchase 990,000 shares of the Company's common stock at $5.00 per share. The purchasers of the Series F Convertible Preferred Stock also have committed an additional $10,250,000 through the purchase, on a pro rata basis, of an additional 2,050,000 shares of the Company's Series F Convertible Preferred Stock at $5.00 per share, to fund future acquisitions by the Company.

         Historically, the Company's net cash provided by operating activities is lower in its first and second quarters, and the Company expects net cash provided by operations to increase for the balance of 1998.

         Based on current interest rates, the Company believes its interest payments for the balance of 1998 will be approximately $1,520,000. Debt principal payments are expected to be $32,500 for the balance of 1998. Corporate general and administrative expenses and capital expenditures for the remainder of 1998 are estimated to be approximately $600,000 and $625,000, respectively. In addition, professional fees aggregating approximately $1,125,000, relating to the June 15 Acquisitions which were consummated June 15, 1998, the payment of which was deferred, are expected to be paid prior to the end of 1998. The Company expects to be able to meet such principal payments, interest expense, corporate general and administrative expenses, capital expenditures and deferred professional fees, aggregating $3,902,500, from net cash provided by operations, current cash balances and borrowings under its Credit Agreement. The Company believes its net cash from operations, current cash balances and available funds under its Credit Agreement will be sufficient to meet its interest expense, any required principal payments, corporate expenses and capital expenditures in the foreseeable future based on its current operations and indebtedness.


         The Company is actively pursuing a number of acquisitions of radio stations in a number of markets. Such acquisitions would be financed from borrowings against the $20,600,000 unused portion of its Credit Agreement (less any utilization of such portion for working capital needs) and the $10,250,000 available under its Preferred Stock Purchase Agreement. However, there can be no assurance that any of such acquisitions will be consummated or that all or any portion of such financing will be available.


Market Risk
-----------

         The Company is exposed to the impact of interest rate changes. It is the Company's policy to enter into interest rate transactions only to the extent considered necessary to meet its objectives and to comply with the requirements of its Credit Agreement. The Company has not entered into interest rate transactions for speculative purposes. The Company's exposure to interest rate risk results from borrowings under its Credit Agreement. At June 30, 1998, the Company had $34,400,000 outstanding under its credit facility.

         To satisfy the requirements of its Credit Agreement, the Company entered into a two-year collar agreement with the Bank of Montreal on August 17, 1998 to mitigate the risk of increasing interest rates created by the borrowing under its Credit Agreement. This agreement is based on the three-month LIBOR rate, has a Cap Rate, as defined, of 6.50% and a Floor Rate, as defined, of 5.28%. These rates are exclusive of additional spreads over the LIBOR rate depending upon the Company's financial leverage. Based on the $34,400,000 principal amount outstanding under the Company's credit facility at June 30, 1998, the annual interest expense would fluctuate by a maximum of $420,000, exclusive of leverage spreads over the LIBOR rate.


Year 2000 Computer System Compliance
------------------------------------

         The Year 2000 issue is the result of computer programs written with date sensitive codes that contain two digits (rather than four) to define the year. As the year 2000 approaches, certain computer systems may be unable to process accurately certain date-based information, as the program may interpret the year 2000 as 1900. The Company is in the process of completing a Year 2000 assessment of its corporate and broadcast systems and related contingency plan. The Company has engaged a consultant and is in the process of corresponding with its vendors. Additionally, the Company has begun upgrading certain of its broadcast systems and will continue to do so through early 1999.

         The Company does not expect the costs of rendering its accounting systems and the systems at its radio stations Year 2000 compliant to be material and expects to complete these upgrades on a timely basis. Further, the ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is out of the Company's control. There can be no assurance that the failure of such third parties to address adequately their Year 2000 issues will not have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.



United States Department of Justice Information Request
-------------------------------------------------------


         On July 29, 1998, the United States Department of Justice ("DOJ") issued a Civil Investigative Demand ("CID") to the Company requesting information relating to the Company's acquisition of six radio stations in and around Redding, California ("Redding Stations"). The CID requires the Company to submit certain information to DOJ so that it may evaluate whether the Company's acquisition of the Redding Stations was in violation of applicable federal antitrust laws. The Company is in the process of complying with the CID. The Company believes that its acquisition of the Redding Stations did not involve a violation of antitrust laws; however, it can not predict what DOJ will conclude.

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

         This Form 10-Q includes or may include certain forward-looking statements with respect to the Company that involve risks and uncertainties. This Form 10-Q contains certain forward-looking statements concerning financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "project" and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which the Company operates, including, in particular, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, and changes in the regulatory climate affecting radio broadcast companies. Such forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If the Company does update or correct one or more forward-looking statements, readers should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.


Recently Issued Accounting Pronouncements
-----------------------------------------

In June 1997, the Financial Accounting Standard Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income and its individual components. SFAS 130 became effective in fiscal year beginning after December 31, 1997. Company management has determined that comprehensive income equals the Company's net loss as of June 30, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 provides accounting guidance for reporting information about operating segments in annual financial statements and requires such enterprises to report selected information about operating segments in interim financial reports. The statement uses a "management approach" to identify operating segments and provides specific criteria for operating segments. SFAS 131 is effective for the year ended December 31, 1998 and will be required for interim periods in 1999. The Company is currently evaluating the impact SFAS 131 will have on its financial statements, if any.

In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company may employ financial instruments to manage its exposure to fluctuations in interest rates (see Note 3(c)). The Company does not hold or issue such financial instruments for trading purposes. The Company will adopt SFAS No. 133, as required in the year 2000, and does not expect the impact of adoption to be material.

In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Company management believe that the prospective implementation of SOP 98-1 in 1999 is likely to result in some additional capitalization of software expenditures in the future. However, the amount of such additional capitalized software expenditures can not be determined at this time.

In April 1998, the AICPA issued SOP-98-1, "Reporting on the Costs of Start-up Activities." The SOP provides guidance on financial reporting of costs of start-up activities. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the implementation of SOP 98-5 in 1999 will not have a material impact on its financial reporting.



PART II - OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

         (c) As a result of the June 15 Acquisitions, the Company acquired control of 31 radio stations located in California, Arizona, Michigan and Ohio through acquisitions of assets or stock for cash or by way of merger transactions. The cash needed for the June 15 Acquisitions was provided by bank financing from the Company's senior credit facility with Bank of Montreal, Chicago Branch, General Electric Capital Corporation and Bank One, Indianapolis, NA, and by the proceeds from the sale of shares of the Company's convertible preferred stock. Additional shares of the Company's convertible preferred stock were issued in the merger transactions. In addition to 3,720,620 shares of the Company's Series C Convertible Preferred Stock, and options for the purchase of 274,045 shares thereof, issued in the merger transaction with Faircom Inc. pursuant to a registration statement filed under the Securities Act of 1933, convertible preferred stock was issued by the Company on June 15, 1998, as follows, and such stock or the proceeds thereof were used to fund the June 15 Acquisitions:


             1. The Company issued to the purchasers set forth below a total of 2,050,000 shares of its Series F Convertible Preferred Stock at a purchase price of $5.00 per share, and in conjunction therewith, issued to such purchasers warrants to purchase a total of 860,000 shares of the Company's Common Stock at an exercise price of $5.00 per share.


                                                     NUMBER OF SHARES          NUMBER OF WARRANTS
         NAME OF PURCHASER                                ISSUED                   ISSUED

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

             8. The Company issued to River Cities Capital Fund Limited Partnership ("River Cities") a warrant to purchase 80,000 shares of the Company's Common Stock at an exercise price of $5.00 per share. The warrant is exercisable in whole or in part (but unless exercised in full, only for whole shares) at any time on or before the fifth anniversary of the issuance of the warrant. The warrant was issued as an inducement to River Cities, as an existing holder of the Company's Series A Convertible Preferred Stock, to approve the acquisition by the Company of all of the outstanding stock of Faircom Inc. through a merger with the Company's wholly-owned subsidiary, including the issuance by the Company of shares of its Series C Convertible Preferred Stock in exchange therefor (one of the June 15 Acquisitions).

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits


                  The following is filed herewith as an exhibit to Part I of this Form 10-Q/A:


                  Exhibit No. 27            Financial Data Schedule


                  The exhibits identified as Part II Exhibits on the following
Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q/A.


         (b)      Reports on Form 8-K


                  On June 30, 1998, the Company filed a report on Form 8-K, reporting under Items 2 and 5, disclosing the consummation of a series of transactions on June 15, 1998 pursuant to which the Company acquired control of 31 radio stations through acquisitions of assets or stock for cash or by way of merger transactions, the financing of said transactions through the Company's senior credit facility and by the issuance and the proceeds of the sale of shares of the Company's convertible preferred stock, most of which have full voting rights, and the resulting change in control of the Company's voting stock previously held 51.3% by Terry S. Jacobs. The historical financial statements and the pro forma financial information required to be filed as part of this Form 8-K were not filed with the initial report. Such financial statements and information were filed September 3, 1998 on Form 8-K/A as Amendment No. 1 to the Company's initial Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  REGENT COMMUNICATIONS, INC.




Date:  September 24, 1998         By: /s/ TERRY S. JACOBS
                                      ------------------------------------------
                                      Terry S. Jacobs, Chairman of the Board and
                                      Chief Executive Officer




Date:  September 24, 1998         By: /s/ MATTHEW A. YEOMAN
                                      ------------------------------------------
                                      Matthew A. Yeoman,
                                      Vice President - Finance
                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

Part I  Exhibits:
-----------------


         The following is filed herewith as an exhibit to Part I of this Form 10-Q/A:


EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
------            -------------------



   27             Financial Data Schedule







Part II Exhibits:
----------------


        The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this Report on Form 10-Q/A:

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


4(i)# Grant of Incentive Stock Option effective June 15, 1998 in favor of Terry S. Jacobs.

4(j)# Grant of Incentive Stock Option effective June 15, 1998 in favor of William S. Stakelin.

4(k)# Warrant for the Purchase of 80,000 Shares of Common Stock issued by Regent Communications, Inc. to River Cities Capital Fund Limited Partnership dated June 15, 1998.


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


         4(w)* First Amendment to Credit Agreement dated as of February 16, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch as Agent previously filed as Exhibit 4(w) to the Registrant's Form 8-K/A (date of report June 15,
                   1998) filed September 3, 1998 and incorporated herein by reference.

         4(x)* Second Amendment and Limited Waiver to Credit Agreement dated as of June 10, 1998 among Regent Communications, Inc. the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch as Agent previously filed as
                   Exhibit 4(x) to the Registrant's Form 8-K/A (date of report June 15, 1998) filed September 3, 1998 and incorporated herein by reference.


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

*Incorporated by reference.

#Previously filed as an exhibit to the initial Form 10-Q for the Quarter Ended June 30, 1998, which this Form 10-Q/A amends, and incorporated herein by this reference.

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