Form 10-Q
period 1998-09-30
REGENT COMMUNICATIONS INC
filed 1998-11-16
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


Yes   X           No
    ----             ----

        Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 Par Value - 240,000 shares as of November 16, 1998.

                           REGENT COMMUNICATIONS, INC.


                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Condensed Consolidated Statement of Operations
                     for the three months and nine months ended
                     September 30, 1998 (unaudited) and September
                     30, 1997 (unaudited)

                Condensed Consolidated Balance Sheets as of
                     September 30, 1998 (unaudited) and December 31, 1997

                Condensed Consolidated Statement of Cash Flows
                     for the nine months ended September 30, 1998
                     (unaudited) and September 30, 1997 (unaudited)

                Consolidated Statement of Changes in
                     Shareholders' Deficit for the nine months ended September 30, 1998 (unaudited)

                Notes to Condensed Consolidated Financial Statements (unaudited)

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

    Item 6.     Exhibits and Reports on Form 8-K

Part I - Financial Information
Item 1.  Financial Statements

                                                                       REGENT COMMUNICATIONS, INC.
                                                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                              (UNAUDITED)

                                                     Three Months Ended                          Nine Months Ended
                                                        September 30,                               September 30,
                                             --------------------------------          ---------------------------------
                                                 1998                 1997                  1998                 1997
                                             -----------           ----------          -----------         ------------
Gross broadcast revenues                     $ 5,860,649           $2,104,737          $10,339,931          $ 4,559,193
Less agency commissions                          439,551              199,390              855,630              495,587
                                             -----------           ----------          -----------          ------------
      Net broadcast revenues                   5,421,098            1,905,347            9,484,301            4,063,606
Station operating expenses                     4,029,194            1,153,307            6,727,843            2,634,727
Depreciation and amortization                    779,010              301,535            1,465,946              458,783
Corporate general and
  administrative expense                         499,931               86,952            1,360,001              297,166
                                             -----------           ----------          -----------          ------------
      Operating income (loss)                    112,963              363,553              (69,489)             672,930
Interest expense                                 942,770              486,129            2,029,378              836,404
Other income (expense), net                      (14,035)              14,645                6,738               16,609
                                             -----------           ----------          -----------          ------------
Loss before income taxes and
  extraordinary items                           (843,842)            (107,931)          (2,092,129)            (146,865)
Income tax expense                                     0               16,000                    0               49,542
                                             -----------           ----------          -----------          ------------
Loss before extraordinary items                 (843,842)            (123,931)          (2,092,129)            (196,407)
Extraordinary gain from debt
  extinguishment, net of taxes                         0                    0                    0              370,060
Extraordinary loss from debt
  extinguishment, net of taxes                         0                    0           (1,170,080)          (4,703,370)
                                             -----------           ----------          -----------          ------------
Net loss                                     $  (843,842)          $ (123,931)         $(3,262,209)         $(4,529,717)
                                             ===========           ==========          ===========          ============
Loss applicable to common shares:
   Net loss                                  $  (843,842)          $ (123,931)         $(3,262,209)         $(4,529,717)
   Preferred stock dividend
     requirements                               (854,231)                   0           (1,290,966)                   0
   Preferred stock accretion                    (232,845)                   0             (273,673)                   0
                                             -----------           ----------          -----------          ------------
Loss applicable to common shares             $(1,930,918)          $ (123,931)         $(4,826,848)         $(4,529,717)
                                             ===========           ==========          ===========          ============
Basic and diluted loss per common share:
   Before extraordinary items                $     (8.05)          $    (0.52)         $    (15.24)         $     (0.82)
   Extraordinary items                              0.00                 0.00                (4.87)              (18.05)
                                             -----------           ----------          -----------          ------------
      Loss per common share                  $     (8.05)          $    (0.52)         $    (20.11)         $    (18.87)
                                             ===========           ==========          ===========          ============
Weighted average number of common
  shares used in basic and diluted
  calculations                                   240,000              240,000              240,000              240,000

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 1998           December 31, 1997
ASSETS                                                                      ------------------           -----------------
------                                                                          (UNAUDITED)
Current assets:

Cash                                                                          $    393,743                 $     535,312
Accounts receivable, less allowance
for doubtful accounts of $240,000
in 1998 and $32,000 in 1997                                                      3,579,723                     1,358,002
Other current assets                                                               669,909                        25,918
Assets held for sale                                                             7,500,000                             0
                                                                            ------------------           -----------------
         Total current assets                                                   12,143,375                     1,919,232

Property and equipment, net                                                      8,985,342                     2,156,244
FCC broadcast licenses, net                                                     36,579,038                     6,052,764
Other intangibles, net                                                           7,178,037                     1,648,577
Other assets, net                                                                1,691,712                     1,233,737
                                                                            ------------------           -----------------
         Total assets                                                         $ 66,577,504                 $  13,010,554
                                                                            ==================           =================
LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:

Accounts payable                                                              $    996,272                 $      87,280
Accrued expenses and liabilities                                                 3,623,853                       233,955
Notes payable                                                                    7,500,000                             0
Current portion of long-term debt                                                   65,000                       538,396
                                                                            ------------------           -----------------
         Total current liabilities                                              12,185,125                       859,631

Long-term debt, less current portion                                            35,048,750                    22,264,724
Other long-term liabilities                                                      2,652,081                        67,987
                                                                            ------------------           -----------------
         Total liabilities                                                      49,885,956                    23,192,342

Redeemable preferred stock:

Series A convertible preferred stock, $5.00 stated value,
620,000 shares authorized; 620,000 issued and outstanding -
Liquidation value: $3,378,408                                                    3,180,749                             0

Series B senior convertible preferred stock, $5.00 stated value,
1,000,000 shares authorized; 1,000,000 shares issued and
outstanding - Liquidation value: $5,283,835                                      4,933,818                             0

Series D convertible preferred stock, $5.00 stated value,
1,000,000 shares authorized; 1,000,000 shares issued and
outstanding - Liquidation value: $5,143,222                                      4,937,327                             0

Series F convertible preferred stock, $5.00 stated value,
4,100,000 shares authorized; 2,050,000 shares issued and
outstanding - Liquidation value: $10,553,288                                     6,873,628                             0
                                                                            ------------------           -----------------
         Total redeemable preferred stock                                       19,925,522                             0

Shareholders' deficit:

Preferred stock:

Series C convertible preferred stock, $5.00 stated value,
4,000,000 shares authorized; 3,720,620 shares issued and
outstanding - Liquidation value: $18,985,737                                     1,618,681                             0

Series E convertible preferred stock, $5.00 stated value,
5,000,000 shares authorized; 447,842 shares issued and
outstanding - Liquidation value: $2,285,267                                      2,239,210                             0

Common stock, $.01 par value, 30,000,000 shares authorized;
240,000 shares issued and outstanding (Note 1)                                       2,400                         2,400
Additional paid-in capital                                                       9,029,327                     2,677,195
Retained deficit                                                               (16,123,592)                  (12,861,383)
                                                                            ------------------           -----------------
         Total shareholders' deficit                                            (3,233,974)                  (10,181,788)
                                                                            ------------------           -----------------
         Total liabilities and shareholder's deficit                          $ 66,577,504                 $  13,010,554
                                                                            ==================           =================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

1                                                                                   Nine Months Ended September 30,
                                                                                      1998                 1997
                                                                                     ------               ------
Net cash provided (used) by operating activities                                  $   (552,933)        $    185,604
                                                                                  ============         ============

Cash flows from investing activities:

   Acquisitions of radio stations, net of cash acquired                           $(29,263,668)        $ (7,650,000)

   Escrow deposit                                                                     (160,000)            (100,000)

   Capital expenditures                                                               (433,373)             (69,832)
                                                                                  ------------         ------------

   Net cash used in investing activities                                          $(29,857,041)        $ (7,819,832)
                                                                                  ============         ============

Cash flows from financing activities:

   Proceeds from long-term debt                                                   $ 35,500,000         $ 22,500,000

   Proceeds from issuance of Series A, B, D and F Convertible Preferred Stock       18,150,000                    0

   Principal payments on long-term debt                                            (20,733,160)         (12,595,588)

   Principal payments under capital lease obligations                                        0               (3,547)

   Payments of deferred financing costs                                             (1,292,042)            (879,328)

   Payments of issuance costs                                                       (1,356,393)                   0

   Payment of appraisal right liability                                                      0           (1,015,000)
                                                                                  ------------         ------------

   Net cash provided by financing activities                                      $ 30,268,405         $  8,006,537
                                                                                  ------------         ------------

Net increase (decrease) in cash and cash equivalents                              $   (141,569)        $    372,309

Cash at beginning of period                                                       $    535,312         $    123,221
                                                                                  ------------         ------------

Cash at end of period                                                             $    393,743         $    495,530
                                                                                  ============         ============

Supplemental schedule of non-cash investing and financing activities:

   Conversion of Faircom Inc.'s convertible subordinated promissory
     notes to Faircom Inc. common stock                                           $ 10,000,000

   Liabilities assumed in acquisitions                                              11,680,322

   Series E convertible preferred stock issued in conjunction with the acquisition of Alta California Broadcasting, Inc. and Topaz
     Broadcasting, Inc.                                                              2,239,210

   Series C convertible preferred stock issued in conjunction with the merger
     between Faircom Inc. and the Company                                            1,618,681

   Warrants for the purchase of common stock issued to holders of Series A and
     Series B convertible preferred stock                                              310,000


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                           Series C    Series E
                                                         Convertible  Convertible             Additional                  Total
                                                          Preferred    Preferred   Common      Paid-in     Retained    Shareholders'
                                                            Stock        Stock     Stock       Capital      Deficit       Deficit
                                                         -----------  ----------- ---------  ----------- ------------- -------------

Balance, December 31, 1997 (retroactively stated)                                   $2,400   $2,677,195  $(12,861,383) $(10,181,788)

Conversion of Faircom Inc.'s Class A and
Class B convertible subordinated promissory
notes in the amount of $10,000,000                                                           10,000,000                  10,000,000

Issuance of 3,720,620 shares of Series C
convertible preferred stock and retirement
of 26,390,199 shares of Faircom Inc. common
stock and recordation of the effect of
recapitalization due to the reverse merger
with Faircom Inc.                                        $1,618,681                          (3,000,000)                 (1,381,319)

Issuance of Faircom Inc. employee stock options
immediately converted into options to purchase
157,727 shares of Series C convertible preferred
stock in conjunction with the merger                                                            530,264                     530,264

Issuance of Series A redeemable preferred stock warrants                                        160,000                     160,000

Issuance of 205,250 shares of Series E convertible
preferred stock in connection with the acquisition
of Alta California Broadcasting, Inc.                                 $1,026,250                                          1,026,250

Issuance of 242,592 shares of Series E convertible
preferred stock in connection with the acquisition
of Topaz Broadcasting, Inc.                                            1,212,960                                          1,212,960

Dividends and accretion on Series A, B, D, and F
redeemable preferred stock                                                                   (1,338,132)                 (1,338,132)

Net loss                                                                                                   (3,262,209)   (3,262,209)

                                                         -----------  ----------- ---------  ----------- ------------- -------------

Balance, September 30, 1998                              $1,618,681   $2,239,210    $2,400   $9,029,327  $(16,123,592)  $(3,233,974)
                                                         ===========  =========== =========  =========== ============= =============


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

               The condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of normal and recurring nature except for those outlined in Notes 2, 3 and 4. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 1997 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Faircom's 1997 Annual Report on Form 10-K, the Company's Form S-4 effective May 7, 1998, the Company's Form 8-K/A filed September 3, 1998 and the Company's Form 10-Q/A filed September 21, 1998.

2.  CONSUMMATED AND PENDING ACQUISITIONS

               On June 30, 1997, Faircom acquired the assets and operations of two commercial radio stations located in Mansfield, Ohio (the "Mansfield Stations"), pursuant to the terms of an asset purchase agreement dated May 20, 1997, for $7,350,000 in cash. In addition, Faircom paid $300,000 in cash to one of the sellers in consideration of a five-year non-compete agreement. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings under Faircom's senior secured term notes (see Note 3). The excess cost over the fair market value of net assets acquired and the FCC licenses related to this acquisition are being amortized over 15- to 40-year periods.

               On January 21, 1998, Faircom acquired substantially all of the assets and operations of radio station WSWR-FM in Shelby, Ohio (the "Shelby Station") for $1,125,000 in cash. The acquisition was accounted for under the purchase method of accounting and was financed through the borrowing of $1,100,000 represented by a subordinated promissory note. The excess cost over the fair market value of net assets acquired and the FCC licenses related to this acquisition are being amortized over 15- to 40-year periods.

               On June 15, 1998, the following acquisitions (the "June 15 Acquisitions") were consummated, and the results of operations of the acquired businesses are included in the Company's financial statements since the date of acquisition:

               The Company acquired all of the outstanding capital stock of The Park Lane Group ("Park Lane") for approximately $17,525,000 in cash. The acquisition was accounted for under the purchase method of accounting. The excess cost over the fair market value of net assets acquired and the FCC licenses related to this acquisition are being amortized over a 40-year period. Park Lane owns 16 radio stations in California and Arizona. At the time of the acquisition, the Company entered into a one-year consulting and non-competition agreement with the President of Park Lane, providing for the payment of a fee of $200,000.

                 The Company acquired the FCC licenses and related assets used in the operation of radio stations KIXW (AM) and KZXY (FM) in Apple Valley, California from Ruby Broadcasting, Inc. ( the "Ruby Stations"), an affiliate of Topaz Broadcasting, Inc. ("Topaz"), for $5,985,000 in cash. The FCC licenses acquired are being amortized over a 40-year period.

                 The Company acquired the FCC licenses and related assets used in the operation of radio stations KFLG (AM) and KFLG (FM) in Bullhead City, Arizona from Continental Radio Broadcasting, L.L.C. (the "Continental Stations") for approximately $3,607,000 in cash. The Company separately acquired the accounts receivables of these stations for an additional purchase price of approximately $130,000. The FCC licenses acquired are being amortized over a 40-year period.

                 The Company acquired all of the outstanding capital stock of Alta California Broadcasting, Inc. ("Alta") for $1,025,000 in cash and 205,250 shares of the Company's Series E Convertible Preferred Stock. The acquisition was accounted for under the purchase method of accounting. The excess cost over the fair market value of net assets acquired and FCC licenses related to this acquisition are being amortized over a 40-year period. Alta owned four radio stations in California.

                 The Company acquired all of the outstanding capital stock of Topaz for 242,592 shares of the Company's Series E Convertible Preferred Stock. Immediately following the acquisition of Topaz, the Company acquired the FCC licenses and operating assets of radio station KIXA (FM) in Lucerne Valley, California for $275,000 in cash, pursuant to an Asset Purchase Agreement between Topaz and RASA Communications Corp. The acquisitions were accounted for under the purchase method of accounting. The excess cost over the fair market value of net assets acquired and FCC licenses related to these acquisitions are being amortized over a 40-year period.

                 The sources for the cash portion of the consideration paid by the Company for the June 15 Acquisitions, aggregating approximately $53,400,000 (including approximately $21,800,000 of debt assumed and refinanced with borrowings under the Company's Senior Reducing Revolving Credit Facility and $3,700,000 of transaction costs), were $34,400,000 borrowed under the Company's Senior Reducing Revolving Credit Facility (see Note 3), $18,150,000 in additional equity from the sale of the Company's convertible preferred stock (see Note 4), and approximately $850,000 of the Company's funds.

                 On July 10, 1998, the Company entered into an asset purchase agreement with Oasis Radio, Inc. ("Oasis") to acquire substantially all of the assets of radio station KOSS (FM) (formerly KAVC (FM)) located in Lancaster, California for $1,600,000 in cash, subject to adjustment as defined in the agreement. The Company has placed a $160,000 deposit held in escrow pending the closing of the transaction. In addition, the Company entered into a local programming and marketing agreement with Oasis, effective August 1, 1998, which will end upon consummation of the acquisition or termination of the asset purchase agreement.

                 The following unaudited pro forma data summarize the combined results of operations of the Company, Faircom, the Mansfield Stations, Park Lane, the Ruby Stations, the Continental Stations, Alta, Topaz and KIXA(FM) as though the acquisitions had occurred at the beginning of each nine-month period ended September 30, 1998 and 1997:




                                                                            1998              1997
                                                                            ----              ----

Net broadcast revenues                                               $14,528,292       $13,369,794


Net loss before extraordinary items                                   (2,139,228)       (1,625,612)

Net loss                                                              (3,309,308)       (5,958,922)

Basic and diluted loss per common share before extraordinary items       (22.50)           (20.36)


Basic and diluted loss per common share                                  (27.38)           (38.42)









These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates. The acquisition of the Shelby Station did not have a material effect on the operating results of the Company.

3. LONG-TERM DEBT

   Long-term debt consists of the following as of:

                                                             September 30, 1998      December 31, 1997
                                                             ------------------      -----------------


         Senior secured term notes (a)                          $         0              $12,803,120
         Convertible subordinated promissory notes (b)                    0               10,000,000
         Senior reducing revolving credit facility (c)           34,400,000                        0
         Subordinated promissory note (d)                           600,000                        0
         Non-compete Agreements (e)                                 113,750                        0
                                                               ------------             ------------
                                                                 35,113,750               22,803,120
         Less:  Current portion of long-term debt                   (65,000)                (538,396)
                                                               ------------             ------------
                                                               $ 35,048,750             $ 22,264,724
                                                               ============             ============

(a)      Senior secured term notes

                During 1997, Faircom borrowed $12,500,000 under an amended and restated loan agreement (the "1997 loan agreement"). The term notes under the 1997 loan agreement would have matured on July 1, 2002. Interest on the term notes was at the rate of 4.50% over 30-day commercial paper rates. On June 15, 1998, the Company terminated the 1997 loan agreement using funds obtained from the Company's Senior Reducing Revolving Credit Facility. As a result of the extinguishment of debt, the Company recognized an extraordinary loss of $1,170,080, net of income taxes, consisting of a $366,000 prepayment penalty and the write-off of $804,080 of related deferred financing costs.

(b)      Convertible subordinated promissory notes

                During 1997, Faircom completed the sale of $10,000,000 aggregate principal amount of its convertible subordinated promissory notes due July 1, 2002 (the "Faircom Notes"). The Faircom Notes consisted of Class A and Class B convertible subordinated promissory notes, each in the aggregate principal amount of $5,000,000, with interest payable at the rate of 7% per annum, compounded quarterly. The Faircom Notes were converted into a total of 19,012,000 shares of Faircom common stock immediately preceding the merger between the Company and Faircom (see Note 1).

(c)      Senior reducing revolving credit facility

                During 1997, the Company entered into an agreement with a group of lenders (as amended, the "Credit Agreement") which provides for a senior reducing revolving credit facility with a commitment of up to $55,000,000 expiring in March 2005 (the "Revolver"). In addition, the Company may request from time to time that the lenders issue Letters of Credit in accordance with the same provisions as the Revolver. In order to finance the June 15 Acquisitions (see Note 2), refinance certain existing debt and to provide for additional working capital, the Company borrowed $34,400,000 under the Credit Agreement.

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

                 Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the LIBOR rate (5.31% at September 30, 1998) plus 1.25% to 2.75% or the base rate announced by the Bank of Montreal (8.25% at September 30, 1998) plus 0% to 1.50%. The spreads over the LIBOR rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company must pay quarterly commitment fees equal to 3/8% to 1/2% per annum, depending upon the Company's financial leverage, on the unused portion of the commitment under the Credit Agreement. The Company also is required to pay certain other fees to the agent and the lenders for the administration and the use of the credit facility. At September 30, 1998, the Company had paid non-refundable fees totaling approximately $1,548,000 which are classified as other assets in the accompanying Condensed Consolidated Balance Sheet and are being amortized over the initial seven-year term of the Revolver.

                 As a condition of the Credit Agreement, the Company entered into a two-year collar agreement (the "Collar Agreement") with the Bank of Montreal effective as of August 17, 1998 for a notional amount of $34,400,000. The Collar Agreement is based on the three-month LIBOR rate, provides for a CAP Rate, as defined, of 6.50% and a Floor Rate, as defined, of 5.28% plus, in each case, the additional spread stipulated under the Credit Agreement.

(d)      Subordinated promissory note

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

(e)      Non-compete agreements

         During 1995, Park Lane entered into five-year non-compete agreements with McNulty and Island Broadcasting Associates, L.P. ("Island Broadcasting") in the amounts of $125,000 and $200,000, respectively (the "Non-Compete Agreements"). The Non-Compete Agreements were assumed by the Company as part of the acquisition of Park Lane (see Note 2). The Non-Compete Agreements bear no interest, expire in May, 2000 and call for quarterly payments of $16,250.

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

                 Upon liquidation of the Company, no distribution shall be made
(a) to holders of stock ranking junior to the Series B unless the holders of the Series B have received the stated value per share, plus an amount equal to all unpaid dividends or (b) to the holders of stock ranking on a parity with the Series B, except distributions made ratably on the Series B and all other such parity stock. Dividends accrue cumulatively on all series of preferred stock, except Series F, at an annual rate of $0.35 per share. Dividends accrue cumulatively on Series F at an annual rate of $0.50 per share and, to the extent not paid in cash, are compounded quarterly at a rate of 10% per annum. The Company may redeem Series A, B, and D at the stated value, plus an amount equal to all unpaid dividends to the date of redemption, whether or not declared. Undeclared dividends in arrears on all outstanding series of preferred stock amounted to approximately $1,438,000 at September 30, 1998.

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

                 On June 15, 1998, pursuant to a stock purchase agreement, Waller-Sutton Media Partners, L.P. ("Waller-Sutton") purchased 1,000,000 shares of Series F for $5,000,000. Also on that date, WPG Corporate Development Associates V, L.P. and WPG Corporate Development Associates V (Overseas), L.P. purchased a total of 650,000 shares of Series F for $3,250,000; the Chairman of Waller-Sutton Management Group, which manages Waller-Sutton, purchased 50,000 shares of Series F for $250,000; GE Capital purchased 250,000 shares of Series F for $1,250,000; and River Cities Capital Fund Limited Partnership ("River Cities") purchased 100,000 shares of Series F for $500,000. In connection with these purchases, the purchasers acquired 10-year warrants to purchase an aggregate of 860,000 shares of the Company's common stock for $5.00 per share. Such warrants can be "put" back to the Company after five years. In addition, these purchasers agreed, subject to certain conditions, to purchase an additional 2,050,000 shares of Series F at $5.00 per share. On October 23, 1998, the Company formally notified the Series F shareholders of its intent to issue additional shares of Regent's Series F preferred stock. The proceeds will be used to complete the purchase of KOSS(FM) (see Note 2), finance capital expenditures and meet initial working capital requirements of KOSS(FM).

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

                 In connection with the closing of the Faircom merger, Waller-Sutton acquired 400,640 shares of Series C by purchasing an aggregate of $1,500,000 principal amount of Faircom's convertible subordinated promissory notes that were converted into the common stock of Faircom and subsequently converted to Series C.

                 In order to induce River Cities, as a holder of Series A, to approve the merger with Faircom, the Company issued to River Cities, upon consummation of the merger, five-year warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $5.00 per share. R. Glen Mayfield, a member of the Company's Board of Directors, serves as the general partner of River Cities Management Limited Partnership, which is the general partner of River Cities. The warrants issued to the holders of Series A have been assigned a value of $160,000 and have been classified as additional paid-in capital.

                 In order to induce GE Capital, as a holder of Series B, to approve the addition of mandatory conversion rights to the terms of the Series B in conjunction with the issuance of the Series F, Regent issued to GE Capital, upon issuance of the Series F, five-year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants issued to GE Capital have been assigned a fair value of $150,000 and have been classified as a long-term liability due to associated "put" rights. These "put" rights are subject to the prior exercise of the warrants and the exercise of the "put" rights associated with the warrants issued to the Series F holders.

5.       EARNINGS PER SHARE

                 The Company has adopted the provisions of SFAS 128, "Earnings Per Share." SFAS 128 calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The effects of the assumed conversion of the Company's convertible preferred stock and the assumed exercise of outstanding options and warrants would not be dilutive for all periods presented. Therefore, basic EPS and diluted EPS are the same for all periods presented.


6.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                 In June 1997, the Financial Accounting Standard Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income and its individual components. SFAS 130 became effective for fiscal years beginning after December 31, 1997. Company management has determined that comprehensive income equals the Company's net loss as of September 30, 1998.

                 In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company may employ financial instruments to manage its exposure to fluctuations in interest rates (see Note 3(c)). The Company does not hold or issue such financial instruments for trading purposes. The Company will adopt SFAS 133, as required in the year 2000, and does not expect the impact of adoption to be material.

                 In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. Company management believe that the prospective implementation of SOP 98-1 in 1999 may result in some additional capitalization of software expenditures in the future.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

         The results of the Company's operations for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 and for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 are not comparable or necessarily indicative of results in the future due to the significance of acquisitions.

         On June 30, 1997, Faircom, through a wholly-owned subsidiary, acquired the assets and operations of two radio stations, WMAN-AM and WYHT-FM, both located in Mansfield, Ohio (the "Mansfield Stations") for aggregate cash consideration of $7,650,000. As of January 21, 1998, the same Faircom subsidiary purchased substantially all of the assets and operations of radio station WSWR-FM in Shelby, Ohio (the "Shelby Station") for $1,125,000 in cash. These acquisitions have been accounted for as purchases, and accordingly, the operating results of the Mansfield Stations and the Shelby Station have been included in the Company's condensed consolidated financial statements from their respective acquisition dates.

         On June 15, 1998, the Company consummated a number of mergers, acquisitions, borrowings and issuances of additional equity. See Notes 1 through 4 to the Company's condensed consolidated financial statements included as part of this Form 10-Q. The historical financial statements of Faircom, which was deemed the "accounting acquirer" in the merger between Faircom and the Company completed June 15, 1998, have become the historical financial statements of the Company, and accordingly, the results of operations of the Company and of the other entities which merged with or were acquired by the Company in transactions completed on June 15, 1998 (the "June 15 Acquisitions") have been included in the Company's condensed consolidated financial statements only from June 15, 1998.

         The increase in the Company's net broadcasting revenues in the three months and the nine months ended September 30, 1998 as compared with the same periods in 1997 resulted primarily from the inclusion of the operations acquired as part of the June 15 Acquisitions, and also, for the nine-month period to a lesser extent, from the inclusion of the operations of the Mansfield Stations. Net broadcasting revenues increased to $5,421,000 from $1,905,000, or 184.5%, in the three months ended September 30, 1998 as compared with the three months ended September 30, 1997, and to $9,484,000 from $4,064,000, or 133.4%, in the nine months ended September 30, 1998 as compared with the nine months ended September 30, 1997.

         Station operating expenses increased in the three months and nine months ended September 30, 1998 as compared with the same periods in 1997. For the three months ended September 30, 1998, this increase was a result of the inclusion of the operations of the June 15 Acquisitions. For the nine months ended September 30, 1998, this increase resulted primarily from the inclusion of the operations acquired as part of the June 15 Acquisitions and to a lesser extent the inclusion of the operations of the Mansfield Stations. Station operating expenses increased to $4,029,000 from $1,153,000, or 249.4%, in the three months ended September 30, 1998 as compared with the same period in 1997 and to $6,728,000 from $2,635,000, or 155.4%, in the nine months ended
September 30, 1998, as compared with the same period in 1997.

         The performance of a radio station group, such as the Company, is customarily measured by its ability to generate broadcast cash flow. "Broadcast cash flow" is defined as net broadcasting revenues less station operating expenses. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP. Broadcast cash flow increased in the three months and the nine months ended September 30, 1998 as compared with the same periods in 1997. For the three months ended September 30, 1998, this increase was the result of the inclusion of the operations acquired as part of the June 15 Acquisitions. For the nine months ended September 30, 1998, this increase was primarily a result of inclusion of the operations acquired as part of the June 15 Acquisitions and to a lesser extent to the inclusion of the operations of the Mansfield Stations. Broadcast cash flow increased to $1,392,000 from $752,000, or 85.1%, in the three months ended September 30, 1998 as compared with the same period in 1997 and to $2,756,000 from $1,429,000, or 92.9%, in the nine months ended September 30, 1998 as compared with the same period in 1997.

         Depreciation and amortization increased in the three months and nine months ended September 30, 1998 as compared with the comparable 1997 periods primarily as a result of the addition of assets in connection with the June 15 Acquisitions and to a lesser extent the acquisitions of the Mansfield Stations and the Shelby Station.

         In the three months ended September 30, 1998, corporate general and administrative expense increased as compared with the same period in 1997 to reflect the new corporate administrative organization related to the Company's June 15 Acquisitions resulting in additional executive personnel and administrative expense as compared with Faircom's substantially smaller corporate organization and expense in the comparable period in 1997. In addition, approximately $80,000 of non-recurring corporate expenses were incurred in the three months ended September 30, 1998. Corporate general and administrative expense also increased in the nine months ended September 30, 1998 as compared with the same period in 1997 for the same reasons indicated for the three-month period comparison and also as a consequence of stock options granted as of June 15, 1998 to two officers of Faircom pursuant to the terms of the merger agreement between the Company and Faircom, resulting in the recognition,as of such date of grant, of approximately $530,000 in additional compensation expense.

         Interest expense increased in the three months and nine months ended September 30, 1998 as compared with the same 1997 periods principally due to debt incurred in connection with the June 15 Acquisitions and to a lesser extent due to debt incurred in connection with the acquisition of the Mansfield Stations and the Shelby Station.

         As a result of higher corporate general and administrative expense and interest expense, offset in part by higher broadcast cash flow, net loss for the three months ended September 30, 1998 increased to $844,000 from net loss of $124,000 in the comparable 1997 period. In the nine months ended September 30, 1998, net loss declined to $3,262,000 from $4,530,000 as a result of higher broadcast cash flow and a lower extraordinary loss from debt extinguishment, offset in part by higher depreciation and amortization and corporate and interest expenses.

Liquidity and Capital Resources
-------------------------------

         In the nine months ended September 30, 1998, net cash used by operating activities was $553,000 compared with net cash provided by operating activities of $186,000 for the nine months ended September 30, 1997. In the 1998 period, proceeds from the issuance of long-term debt and preferred stock provided most of the funds used for operating activities, as well as funds used for the acquisition of radio stations, principal payments on long-term debt and other investing and financing activity cash requirements. As a result, there was a net decrease in cash of $142,000 in the nine months ended September 30, 1998 compared with a net increase of $372,000 in the comparable 1997 period.

         On November 14, 1997, the Company entered into an agreement with a group of lenders (as amended, the "Credit Agreement") which provides for a senior reducing revolving credit facility with a commitment of up to $55,000,000 expiring March 31, 2005 (the "Revolver"). The Credit Agreement permits the borrowing of available credit for working capital and acquisitions, including related acquisition expenses. In addition, the Company may request from time to time that the lenders issue Letters of Credit in accordance with the same provisions as the Revolver.

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

         The Company is required to maintain an interest rate coverage ratio (EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to annual interest rate cost) of at least 1.75 to 1.00 through September 30, 1998 and of at least 2.0 to 1.0 thereafter; a fixed charge coverage ratio (EBITDA to annual fixed charges) of at least 1.10 to 1.00; and a financial leverage ratio (total debt to Adjusted EBITDA, as defined in the Credit Agreement) starting at 6.5 to 1.0 and decreasing over time to 3.5 to
1.0 as follows:



                  Time Period                          Maximum Leverage Ratio
                  -----------                          ----------------------

     Through March 31, 1999........................................6.50:1.00
     April 1, 1999 through June 30, 1999...........................6.00:1.00
     July 1, 1999 through September 30, 1999.......................5.75:1.00
     October 1, 1999 through December 31, 1999.....................5.50:1.00
     January 1, 2000 through March 31, 2000........................5.25:1.00
     April 1, 2000 through June 30, 2000...........................5.00:1.00
     July 1, 2000 through September 30, 2000.......................4.75:1.00
     October 1, 2000 through December 31, 2000.....................4.50:1.00
     January 1, 2001 through March 31, 2001........................4.00:1.00
     April 1, 2001 and thereafter..................................3.50:1.00


         As of September 30, 1998, the Company is in compliance with all of the aforementioned debt covenants.

         Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the LIBOR rate (5.31% at September 30, 1998) plus 1.25% to 2.75% or the base rate announced by the Bank of Montreal (8.25% at September 30, 1998) plus 0% to 1.50%. The spreads over the LIBOR rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company will pay quarterly commitment fees equal to 3/8% to 1/2% per annum, depending upon the Company's financial leverage, on the unused portion of the commitment under the Credit Agreement. The Company also is required to pay certain other fees to the agent and the lenders for the administration and use of the credit facility.

         At September 30, 1998, the Company had borrowed $34,400,000 under the Credit Agreement, and $20,600,000 remained in the unused portion. Of the unused portion, approximately $520,000 was available for borrowing by the Company for working capital.

         In connection with the 1997 acquisitions of KCBQ(FM) in San Diego, California and an option to acquire WSSP(FM) in Charleston, South Carolina, the Company issued notes in the maximum principal amounts of $6,000,000 and $1,500,000, respectively. The San Diego note is collateralized by the assets of the San Diego station, matures on the earlier of June 4, 2002 or the sale of the San Diego station, and bears interest at 10% on any unpaid principal after maturity. The Charleston note is collateralized by a lien on the proceeds of a $1,500,000 note receivable of the Company, matures on the earlier of December 3, 2002 or upon the sale of the Charleston station or of the option, and bears interest at 10% on any unpaid principal amount after maturity.

         The Company is currently attempting to sell both stations. Consequently, $7,500,000, representing the principal amount of both notes, has been classified as a current asset, designated "assets held for sale," and as an offsetting current liability, designated "notes payable," at September 30, 1998.

         In connection with the June 15, 1998 acquisition of The Park Lane Group, the Company assumed a $600,000 note, bearing interest at 8% payable quarterly, with the principal payable in quarterly installments of $15,000 from August 2000 to May 2005, at which time the remaining principal balance is due.

         On June 15, 1998, the Company received $18,150,000 in gross proceeds from the issuance of shares of its Series A, B, D and F Convertible Preferred Stock at $5.00 per share. In conjunction with these transactions, the Company also issued warrants to purchase 990,000 shares of the Company's common stock at $5.00 per share. The purchasers of the Series F Convertible Preferred Stock also have committed an additional $10,250,000 through the purchase, on a pro rata basis, of an additional 2,050,000 shares of the Company's Series F Convertible Preferred Stock at $5.00 per share, to fund future acquisitions by the Company. The Company intends to draw $2,000,000 of such available funds to finance the pending acquisition of KOSS(FM) and certain initial working capital needs and capital expenditures at that station.

         Based on current interest rates and accrued interest expense as of September 30, 1998, the Company believes its interest payments for the balance of 1998 will be approximately $1,636,000. Debt principal payments are expected to be $16,250 for the balance of 1998. Corporate general and administrative expense and capital expenditures for the remainder of 1998 are estimated to be approximately $440,000 and $205,000, respectively. In addition, the Company expects to pay prior to the end of 1998 approximately $200,000 of approximately $1,500,000 in deferred professional fees which were mostly incurred in connection with the June 15 Acquisitions. For these payments, the Company will utilize net cash provided by operations, current cash balances, and available funds under its Credit Agreement.

         The Company is currently considering the sale of several of its radio station properties which were acquired as part of the larger group of June 15 Acquisitions but which are not believed to fit within the Company's long-term operating strategies. The Company believes net cash from operations, cash balances, and the proceeds from such asset sales would be sufficient to pay the balance of the deferred professional fees in 1999 and to meet the Company's interest expense, any required principal payments, corporate expenses and capital expenditures in the foreseeable future based on its projected operations and indebtedness. There can be no assurance, however, that any sales of non-strategic stations will be consummated in the near future. In the absence of such sales, based upon discussion with holders of its Series F Convertible Preferred Stock, the Company would expect to utilize some of its equity commitments under its Preferred Stock Purchase Agreement which are reserved for future acquisitions for working capital purposes instead.

         The Company is actively pursuing a number of acquisitions of radio stations in a number of markets. Such acquisitions would be financed from borrowings against the unused portion of its Credit Agreement (less any utilization of such portion for working capital needs) and the $10,250,000 available under the Preferred Stock Purchase Agreement with the holders of its Series F Convertible Preferred Stock. Depending upon the size and number of acquisitions, the Company intends to seek to expand its current borrowing capacity under its Credit Agreement. In addition, the Company intends to seek additional equity above the previously committed Series F Convertible Preferred Stock. However, there can be no assurance that any of such acquisitions will be consummated or that all or any portion of such financing will be available.

Market Risk
-----------

         The Company is exposed to the impact of interest rate changes. It is the Company's policy to enter into interest rate transactions only to the extent considered necessary to meet its objectives and to comply with the requirements of its Credit Agreement. The Company has not entered into interest rate transactions for speculative purposes. The Company's exposure to interest rate risk results from borrowings under its Credit Agreement. At September 30, 1998, the Company had $34,400,000 outstanding under its credit facility.

         To satisfy the requirements of its Credit Agreement, the Company entered into a two-year collar agreement with the Bank of Montreal effective August 17, 1998 for a notional amount of $34,400,000 to mitigate the risk of increasing interest rates created by the borrowing under its Credit Agreement. This agreement is based on the three-month LIBOR rate, has a Cap Rate, as defined, of 6.50% and a Floor Rate, as defined, of 5.28%. These rates are exclusive of additional spreads over the LIBOR rate depending upon the Company's financial leverage. Based on the $34,400,000 principal amount outstanding under the Company's credit facility at September 30, 1998, the annual interest expense would fluctuate by a maximum of $420,000, exclusive of leverage spreads over the LIBOR rate.

Year 2000 Computer System Compliance
------------------------------------

         The "Year 2000" ("Y2K") issue results from the fact that many computer programs were written with date-sensitive codes that utilize only the last two digits (rather than all four digits) to refer to a particular year. As the year 2000 approaches, these computer programs may be unable to process accurately certain date-based information, as the program may interpret the year 2000 as 1900.

         The Company utilizes various information technology (IT) systems in the operation of its business, including (i) accounting and financial reporting systems; (ii) local and wide area networking infrastructure; (iii) traffic scheduling and billing systems; and (iv) digital audio systems providing automated broadcasting. In addition to IT systems, the Company may also be reliant on several non-information technology (non-IT) systems which could potentially pose Y2K issues. Finally, in addition to the risks posed by Y2K issues involving its own IT and non-IT systems, the Company could also be affected by any Y2K problems experienced by its key business partners, which include local and national advertisers, suppliers of communications services, financial institutions and suppliers of utilities. The Company's plans to address the Y2K issue involve four phases: (a) assessment of the existence, nature and risk of Y2K problems affecting the Company's systems; (b) remediation of the Company's systems, whether through repair, replacement or upgrade, based on the findings of the assessment phase; (c) testing of the enhanced or upgraded systems; and (d) contingency planning.

         Of the three areas of concern (IT systems, non-IT systems and key business partner interfaces), most of the work to date has been in the IT systems area. A summary of the status of the Company's Y2K plans in relation to each of the IT areas follows.

         The Company has utilized an independent consultant to assess the Y2K issue in its accounting and financial reporting systems and its local and wide area networking systems. Because the Company commenced operations in 1997 with new computer systems at its executive offices, the Company's accounting and financial reporting systems and local and wide area networking systems were either purchased on a Y2K compliant basis or have been rendered Y2K compliant through network upgrades provided by the supplier at no additional cost. A schedule for the actual testing of these systems for Y2K compliance is expected to be developed and completed during the fourth quarter of 1998. Costs incurred relating to the assessment, remediation and testing of these systems have been minimal and have been expensed as incurred, and any such future costs are expected to be immaterial.

         The traffic scheduling and billing systems currently utilized at the Company's stations are provided by two suppliers on a Y2K compliant basis, with the exception of the Company's stations located in the Victorville, California and the Flint, Michigan markets. By the second quarter of 1999, the Company intends to have replaced its traffic and billing systems at these Victorville and Flint stations with systems provided by suppliers utilized by the Company's other stations. To confirm Y2K compliance of its traffic and billing systems, the Company intends to conduct and complete tests of these systems during the second quarter of 1999. The related costs of these replacements will be capitalized. Any costs that may by incurred relative to the testing and any necessary remediation are expected to be immaterial.

         The Company acquired all but one of its radio stations on or after June 15, 1998 from several independent small operators. As part of the Company's ongoing plan to provide its stations with a standardized digital audio broadcast system and, thus, to realize certain of the efficiencies of operating as a larger broadcast group, the Company has been systematically upgrading the broadcast systems and other technical equipment at its stations. Although this upgrading plan has had a business purpose independent of the Y2K compliance issue, the Company has required, as a matter of course, written assurance from its suppliers that the new broadcast systems are Y2K compliant. The upgrading project is 70% complete, with the installation of new Y2K compliant broadcast systems having been completed for the Company's stations in all of its markets except the Chico, California, Flint, Michigan and Mansfield, Ohio markets. The costs of the upgrade project have been included in capital expenditures. Upgrade of the broadcast systems at the stations in the Flint, Michigan market is expected to be completed during the fourth quarter of 1998. Upgrades in the Chico, California and the Mansfield, Ohio markets are expected to be commenced and completed by the end of the second quarter of 1999. The Company plans to conduct and complete its own testing of the broadcast systems at all of its stations by the end of the third quarter of 1999. The cost associated with this testing is expected to be immaterial.

         With respect to the non-IT and business partner interfaces, the Company intends to begin and substantially complete the assessment phase during the fourth quarter of 1998. The Company expects that the assessment in these two areas will be fully completed with a detailed action plan in place by the end of the first quarter of 1999. As part of the assessment phase, during the fourth quarter of 1998, the Company plans to engage the services of an independent consultant to analyze the scope of the Company's Y2K compliance issues, particularly with respect to its non-IT system risks, and to initiate formal communications with its advertisers, suppliers, lenders and other key business partners to determine their exposure to the Y2K issue. Until this process is underway, the Company cannot assess the degree of Company's risk it may face from these sources.

         Although the Company has not received any information to date that would lead it to believe its internal Y2K compliance issues will not be able to be resolved on a timely basis or that the related costs will have a material adverse effect on the Company's operations, cash flows or financial condition, the assessment phase of the Company's plans to address Y2K compliance issues is not complete, in particular an assessment of the risks relative to its non-IT system and business partner interfaces. The remediation phase is also not complete with respect to the broadcast systems at the Company's Chico, Flint and Mansfield stations, and no actual testing of the Company's enhanced or upgraded systems has been conducted. Accordingly, unexpected costs associated with the remediation of the Company's systems or with interruption of operation of the Company's stations could occur and, if material, could have a material adverse effect on the Company's operations, cash flows and financial condition. Possible risks include, but are not limited to, loss of power and communications links. Based on the assessment of external and non-IT system risks and the testing to be undertaken by the Company, contingency plans will be developed for all critical systems by the end of the third quarter of 1999.

United States Department of Justice Information Request
-------------------------------------------------------

         On July 29, 1998, the United States Department of Justice ("DOJ") issued a Civil Investigative Demand ("CID") to the Company requesting information relating to the Company's acquisition of six radio stations in and around Redding, California ("Redding Stations"). In response to the CID, the Company has submitted certain information requested by DOJ so that it may evaluate whether the Company's acquisition of the Redding Stations was in violation of applicable federal antitrust laws. The Company believes that its acquisition of the Redding Stations did not involve a violation of antitrust laws; however, it can not predict what DOJ will conclude.

Cautionary Statement Concerning Forward-Looking Statements
----------------------------------------------------------

         This Form 10-Q includes certain forward-looking statements with respect to the Company that involve risks and uncertainties. Such statements are influenced by the Company's financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, and are expressed with words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "project" and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  The following is filed herewith as an exhibit to Part I of this Form 10-Q:

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


                                    REGENT COMMUNICATIONS, INC.



Date:    November 16, 1998          By:   /s/ TERRY S. JACOBS
                                          --------------------------------------
                                          Terry S. Jacobs, Chairman of the Board
                                          and Chief Executive Officer



Date:    November 16, 1998          By:   /s/ ANTHONY A. VASCONCELLOS
                                          --------------------------------------
                                          Anthony A. Vasconcellos,
                                          Chief Financial Officer and
                                          Vice President
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX

Part I  Exhibits:

         The following is filed herewith as an exhibit to Part I of this Form 10-Q:

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

4(i)*             Grant of Incentive Stock Option effective June 15, 1998 in favor of Terry S. Jacobs (previously filed as Exhibit 4(i) to the
                  Form 10-Q for the Quarter Ended June 30, 1998, as amended, and incorporated herein by this reference).

4(j)*             Grant of Incentive Stock Option effective June 15, 1998 in favor of William L. Stakelin (previously filed as Exhibit 4(j) to the
                  Form 10-Q for the Quarter Ended June 30, 1998, as amended, and incorporated herein by this reference).

4(k)*             Warrant for the Purchase of 80,000 Shares of Common Stock
                  issued by Regent Communications, Inc. to River Cities
                  Capital Fund Limited Partnership dated June 15, 1998 (previously filed as Exhibit 4(k) to the Form 10-Q for the Quarter Ended
                  June 30, 1998, as amended, and incorporated herein by this reference).

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

4(w)*             First Amendment to Credit Agreement dated as of February 16,
                  1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric
                  Capital Corporation, as Documentation Agent, and Bank of
                  Montreal, Chicago Branch as Agent (previously filed as Exhibit
                  4(w) to the Registrant's Form 8-K/A (date of report June 15,
                  1998) filed September 3, 1998 and incorporated herein by reference).

4(x)* Second Amendment and Limited Waiver to Credit Agreement dated as of June 10, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General
                  Electric Capital Corporation, as Documentation Agent, and
                  Bank of Montreal, Chicago Branch, as Agent (previously filed as
                  Exhibit 4(x) to the Registrant's Form 8-K/A (date of report
                  June 15, 1998) filed September 3, 1998 and incorporated herein by reference).

4(y)              Third Amendment to Credit Agreement dated as of August 14, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric  Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch,
                  as Agent.

10(a) International Swap Dealer's Association Master Agreement dated as of August 13, 1998 between Regent Communications, Inc.
                  and Bank of Montreal.


---------
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

         2. Two substantially identical notes were issued to Bank of Montreal, Chicago Branch, in the principal amounts of $15,000,000 and $20,000,000.