Form 10-Q/A
period 1998-06-30
REGENT COMMUNICATIONS INC
filed 1999-03-31
CIK 913015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
(Mark One)

                              AMENDMENT NO. 2 TO

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

                      AMENDMENT NO. 2 TO QUARTERLY REPORT

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

         Item 6.    Exhibits and Reports on Form 8-K

Part I - Financial Information

Item 1. Financial Statements

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended                Six Months Ended
                                                                 June 30,                          June 30,
                                                      -----------------------------      ----------------------------
                                                         1998               1997            1998            1997
                                                         ----               ----            ----            ----

Gross broadcast revenues                              $ 2,866,077       $ 1,424,179      $ 4,479,282      $ 2,454,456

     Less agency commissions                              267,951           170,100          416,079          296,197
                                                      -----------       -----------      -----------      -----------

          Net broadcast revenues                        2,598,126         1,254,079        4,063,203        2,158,259

Station operating expenses                              1,599,738           751,105        2,698,649        1,481,420

Depreciation and amortization                             396,388            78,624          686,936          157,248

Corporate general and administrative
     expenses                                             734,542            94,680          860,070          210,214
                                                      -----------       -----------      -----------      -----------

          Operating income (loss)                        (132,542)          329,670         (182,452)         309,377

Interest expense                                          582,838           177,233        1,086,608          350,275

Other income, net                                           8,622               380           20,773            1,964
                                                      -----------       -----------      -----------      -----------
          Income (loss) before income taxes
               and extraordinary items                   (706,758)          152,817       (1,248,287)         (38,934)

Income tax expense                                                           17,542                            33,542
                                                      -----------       -----------      -----------      -----------

Income (loss) before extraordinary items                 (706,758)          135,275       (1,248,287)         (72,476)

Extraordinary gain from debt
          extinguishment, net of taxes                                      370,060                           370,060

Extraordinary loss from debt
          extinguishment, net of taxes                 (1,170,080)       (4,703,370)      (1,170,080)      (4,703,370)
                                                      -----------       -----------      -----------      -----------

Net loss                                              $(1,876,838)      $(4,198,035)     $(2,418,367)     $(4,405,786)
                                                      ===========       ===========      ===========      ===========
Loss applicable to common shares:

     Net loss                                         $(1,876,838)      $(4,198,035)     $(2,418,367)     $(4,405,786)

     Preferred stock dividend requirements
          and accretion                                (4,814,846)                        (5,093,639)
                                                      -----------       -----------      -----------      -----------
Loss applicable to common shares                      $(6,691,684)      $(4,198,035)     $(7,512,006)     $(4,405,786)
                                                      ===========       ===========      ===========      ===========

Basic net income (loss) per common share:

    Before extraordinary items                        $    (23.00)      $       .56      $    (26.42)     $      (.30)

    Extraordinary items                                     (4.88)           (18.05)           (4.88)          (18.06)
                                                      -----------       -----------      -----------      -----------
          Net loss per common share                   $    (27.88)      $    (17.49)     $    (31.30)     $    (18.36)
                                                      ===========       ===========      ===========      ===========
Weighted average number of common shares used
     in basic calculation                                 240,000           240,000          240,000          240,000

Diluted net income (loss) per common share:

     Before extraordinary items                       $    (23.00)      $       .42      $    (26.42)     $      (.30)

     Extraordinary items                                    (4.88)           (13.38)           (4.88)          (18.06)
                                                      -----------       -----------      -----------      -----------
          Net loss per common share                   $    (27.88)      $    (12.96)     $    (31.30)     $    (18.36)
                                                      ===========       ===========      ===========      ===========
Weighted average number of common shares used
     in diluted calculation                               240,000           324,015          240,000          240,000




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
                                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
   Accounts payable                                                          $ 1,363,223       $    87,280
   Accrued expenses and liabilities                                            2,641,981           233,955
   Notes payable                                                               7,500,000
   Current portion of long-term debt                                              65,000           538,396
                                                                             -----------       -----------
          Total current liabilities                                           11,570,204           859,631

Long-term debt, less current portion                                          35,065,000        22,264,724

Other long-term liabilities                                                    2,660,583            67,987
                                                                             -----------       -----------
          Total liabilities                                                   49,295,787        23,192,342

Redeemable preferred stock:

  Series A convertible preferred stock, $5.00 stated value,
  620,000 shares authorized; 620,000 shares issued and
  outstanding - Liquidation value: $3,323,405                                  3,323,405                --

  Series B senior convertible preferred stock, $5.00 stated value,
  1,000,000 shares authorized; 1,000,000 shares issued
  and outstanding - Liquidation value: $5,195,616                              5,195,616                --

  Series D convertible preferred stock, $5.00 stated value,
  1,000,000 shares authorized; 1,000,000 shares issued and
  outstanding - Liquidation value: $5,055,003                                  5,055,003                --

  Series F convertible preferred stock, $5.00 stated value,
  4,100,000 shares authorized;  2,050,000 shares issued and
  outstanding - Liquidation value: $10,294,932                                10,294,932                --
                                                                            ------------      ------------
        Total redeemable preferred stock                                      23,868,956                 0

Shareholders' deficit:

Preferred stock:

  Series C convertible preferred stock, $5.00 stated value,
  4,000,000 shares authorized; 3,720,620 shares issued and
  outstanding - Liquidation value: $18,660,183                                 1,618,681

  Series E convertible preferred stock, $5.00 stated value,
  5,000,000 shares authorized;  447,842 shares issued and
  outstanding - Liquidation value: $2,246,081                                  2,239,210

Common stock, $.01 par value, 30,000,000 shares authorized at June 30,
1998 and December 31, 1997; 240,000 shares issued and outstanding at
June 30, 1998 and December 31, 1997 (Note 1)                                       2,400             2,400

Additional paid-in capital                                                     5,085,893         2,677,195

Retained deficit                                                             (15,279,750)      (12,861,383)
                                                                            ------------      ------------
          Total shareholders' deficit                                         (6,333,566)      (10,181,788)
                                                                            ------------      ------------
          Total liabilities and shareholders' deficit                       $ 66,831,177      $ 13,010,554
                                                                            ============      ============


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Six months ended June 30,
                                                                                   ------------------------------
                                                                                      1998               1997
                                                                                      ----               ----
Net cash used in operating activities                                              $   (898,400)     $    (70,355)
                                                                                   ------------      ------------

Cash flows from investing activities:

     Acquisitions of radio stations, net of cash acquired                           (29,089,991)       (7,650,000)

     Capital expenditures                                                               (62,120)          (24,152)
                                                                                   ------------      ------------

     Net cash used in investing activities                                          (29,152,111)       (7,674,152)
                                                                                   ------------      ------------

Cash flows from financing activities:

     Proceeds from long-term debt                                                    35,500,000        22,500,000

     Proceeds from issuance of Series A, B, D & F Convertible Preferred Stock        18,150,000            --

     Principal payments on long-term debt                                           (20,716,660)      (12,535,801)

     Payments for deferred financing costs                                           (1,292,042)         (866,121)

     Payment of issuance costs                                                       (1,356,393)           --

     Payment of appraisal right liability                                                --            (1,015,000)
                                                                                   ------------      ------------

     Net cash provided by financing activities                                       30,284,905         8,083,078
                                                                                   ------------      ------------

Net increase in cash and cash equivalents                                               234,394           338,571

Cash at beginning of period                                                             535,312           123,221
                                                                                   ------------      ------------
Cash at end of period                                                              $    769,706      $    461,792
                                                                                   ============      ============

Supplemental schedule of non-cash investing and financing activities:

    Conversion of Faircom Inc.'s convertible subordinated promissory
       notes to Faircom Inc. common stock                                          $ 10,000,000
    Liabilities assumed in acquisitions                                              11,680,322
    Series E convertible preferred stock issued in conjunction with the acquisition of Alta California Broadcasting, Inc. and Topaz
       Broadcasting, Inc.                                                             2,239,210
    Series C convertible preferred stock issued in conjunction with the merger
       between Faircom Inc. and the Company                                           1,618,681



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
                                                                           ==========================================





                                                                             Additional                           Total
                                                                               Paid-In         Retained        Shareholders'
                                                                               Capital          Deficit          Deficit
                                                                           --------------------------------------------------
Balance, December 31, 1997 (retroactively restated)                           $ 2,677,195      $(12,861,383)    $(10,181,788)

Conversion of Faircom Inc.'s Class A and Class B convertible
subordinated promissory notes in the amount of $10,000,000                     10,000,000                         10,000,000

Issuance of 3,720,620 shares of Series C convertible preferred stock and retirement of 26,390,199 shares of Faircom Inc. common stock and recordation of the effect of recapitalization due to the reverse merger
with Faircom Inc.                                                              (3,000,000)                        (1,381,319)

Issuance of Faircom Inc. employee stock options immediately converted into options to purchase 157,727 shares of Series C convertible preferred stock
in conjunction with the merger                                                    530,264                            530,264

Issuance of Series A redeemable preferred stock warrants                          160,000                            160,000

Issuance of 205,250 shares of Series E convertible preferred stock in
connection with the acquisition of Alta California Broadcasting, Inc.                                              1,026,250

Issuance of 242,592 shares of Series E convertible preferred stock in
connection with the acquisition of Topaz Broadcasting, Inc.                                                        1,212,960

Dividends and accretion on Series A, B, D, and F redeemable preferred stock    (5,281,566)                        (5,281,566)

Net Loss                                                                                        (2,418,367)       (2,418,367)
                                                                           --------------------------------------------------

Balance, June 30, 1998                                                        $ 5,085,893     $(15,279,750)     $ (6,333,566)
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


         The condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of normal and recurring nature except for those outlined in Notes 2, 3 and 4. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 1997 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Faircom's 1997 Annual Report on Form 10-K, the Company's Form 10-Q for the three month period ended March 31, 1998, the Company's Form S-4 effective May 7, 1998 and the Company's Form 8-K/A filed September 3, 1998. The Company's Amendment No. 2 to Form 10-Q/A reflects the effect of adjusting the redeemable preferred stock with put rights to its full redemption value at the balance sheet date. The resultant accretion increased the loss applicable to common shares for the three months and the six months ended June 30, 1998.



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

         The following unaudited pro forma data summarizes the combined results of operations of the Company, Faircom, Mansfield, Park Lane, Ruby, Continental, Alta and Topaz as though the acquisitions had occurred at the beginning of each six-month period ended June 30, 1998 and 1997:


                                                                        1998             1997
                                                                    ------------      -----------
  Net broadcast revenues                                            $  9,107,194      $  7,956,817

  Net loss before extraordinary items                               $ (1,295,386)     $   (948,989)

  Net loss                                                          $ (2,465,466)     $ (5,282,299)

  Net loss per common shares before extraordinary items:
    Basic and diluted                                               $   (26.62)       $    (3.95)

  Net loss per common share:
    Basic and diluted                                               $   (31.50)       $   (22.01)


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


             Net Loss

                   As reported                                                                $(2,418,367)
                   Pro forma compensation expense, net of tax benefit                            (255,202)
                                                                                              ------------

                   Pro forma                                                                  $(2,673,569)
                                                                                              ============

             Basic and diluted net loss per common share

                   As reported                                                                $    (31.30)
                   Pro forma                                                                  $    (32.36)


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


                                  REGENT COMMUNICATIONS, INC.




Date:  March 31, 1999             By: /s/ TERRY S. JACOBS
                                      ------------------------------------------
                                      Terry S. Jacobs, Chairman of the Board and
                                      Chief Executive Officer




Date:  March 31, 1999             By: /s/ ANTHONY A. VASCONCELLOS
                                      ------------------------------------------
                                      Anthony A. Vasconcellos,
                                      Chief Financial Officer and Vice President
                                      (Chief Accounting Officer)