Form 10-Q/A
period 1998-09-30
REGENT COMMUNICATIONS INC
filed 1999-03-31
CIK 913015

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

PART II - OTHER INFORMATION

    Item 6.     Exhibits and Reports on Form 8-K

Part I - Financial Information
Item 1.  Financial Statements

                                                                       REGENT COMMUNICATIONS, INC.
                                                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                                              (UNAUDITED)

                                                     Three Months Ended                          Nine Months Ended
                                                        September 30,                               September 30,
                                             --------------------------------          ---------------------------------
                                                 1998                 1997                  1998                 1997
                                             -----------           ----------          -----------         ------------
Gross broadcast revenues                     $ 5,860,649           $2,104,737          $10,339,931          $ 4,559,193
Less agency commissions                          439,551              199,390              855,630              495,587
                                             -----------           ----------          -----------          ------------
      Net broadcast revenues                   5,421,098            1,905,347            9,484,301            4,063,606
Station operating expenses                     4,029,194            1,153,307            6,727,843            2,634,727
Depreciation and amortization                    779,010              301,535            1,465,946              458,783
Corporate general and
  administrative expense                         499,931               86,952            1,360,001              297,166
                                             -----------           ----------          -----------          ------------
      Operating income (loss)                    112,963              363,553              (69,489)             672,930
Interest expense                                 942,770              486,129            2,029,378              836,404
Other income (expense), net                      (14,035)              14,645                6,738               16,609
                                             -----------           ----------          -----------          ------------
Loss before income taxes and
  extraordinary items                           (843,842)            (107,931)          (2,092,129)            (146,865)
Income tax expense                                     0               16,000                    0               49,542
                                             -----------           ----------          -----------          ------------
Loss before extraordinary items                 (843,842)            (123,931)          (2,092,129)            (196,407)
Extraordinary gain from debt
  extinguishment, net of taxes                         0                    0                    0              370,060
Extraordinary loss from debt
  extinguishment, net of taxes                         0                    0           (1,170,080)          (4,703,370)
                                             -----------           ----------          -----------          ------------
Net loss                                     $  (843,842)          $ (123,931)         $(3,262,209)         $(4,529,717)
                                             ===========           ==========          ===========          ============
Loss applicable to common shares:
   Net loss                                  $  (843,842)          $ (123,931)         $(3,262,209)         $(4,529,717)
   Preferred stock dividend
     requirements                               (854,231)                   0           (1,290,966)                   0

   Preferred stock accretion                           0                    0           (4,656,904)                   0
                                             -----------           ----------          -----------          ------------
Loss applicable to common shares             $(1,698,073)          $ (123,931)         $(9,210,079)         $(4,529,717)
                                             ===========           ==========          ===========          ============
Basic and diluted loss per common share:
   Before extraordinary items                $     (7.08)          $    (0.52)         $    (33.51)         $     (0.82)
   Extraordinary items                              0.00                 0.00                (4.87)              (18.05)
                                             -----------           ----------          -----------          ------------
      Loss per common share                  $     (7.08)          $    (0.52)         $    (38.38)         $    (18.87)
                                             ===========           ==========          ===========          ============

Weighted average number of common
  shares used in basic and diluted
  calculations                                   240,000              240,000              240,000              240,000

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 1998           December 31, 1997
ASSETS                                                                      ------------------           -----------------
------                                                                          (UNAUDITED)
Current assets:

Cash                                                                          $    393,743                 $     535,312
Accounts receivable, less allowance
for doubtful accounts of $240,000
in 1998 and $32,000 in 1997                                                      3,579,723                     1,358,002
Other current assets                                                               669,909                        25,918
Assets held for sale                                                             7,500,000                             0
                                                                            ------------------           -----------------
         Total current assets                                                   12,143,375                     1,919,232

Property and equipment, net                                                      8,985,342                     2,156,244
FCC broadcast licenses, net                                                     36,579,038                     6,052,764
Other intangibles, net                                                           7,178,037                     1,648,577
Other assets, net                                                                1,691,712                     1,233,737
                                                                            ------------------           -----------------
         Total assets                                                         $ 66,577,504                 $  13,010,554
                                                                            ==================           =================
LIABILITIES AND SHAREHOLDERS' DEFICIT
-------------------------------------

Current liabilities:

Accounts payable                                                              $    996,272                 $      87,280
Accrued expenses and liabilities                                                 3,623,853                       233,955
Notes payable                                                                    7,500,000                             0
Current portion of long-term debt                                                   65,000                       538,396
                                                                            ------------------           -----------------
         Total current liabilities                                              12,185,125                       859,631

Long-term debt, less current portion                                            35,048,750                    22,264,724
Other long-term liabilities                                                      2,652,081                        67,987
                                                                            ------------------           -----------------
         Total liabilities                                                      49,885,956                    23,192,342

Redeemable preferred stock:


Series A convertible preferred stock, $5.00 stated value,
620,000 shares authorized; 620,000 issued and outstanding -
Liquidation value: $3,378,408                                                    3,378,408                             0

Series B senior convertible preferred stock, $5.00 stated value,
1,000,000 shares authorized; 1,000,000 shares issued and
outstanding - Liquidation value: $5,283,835                                      5,283,835                             0

Series D convertible preferred stock, $5.00 stated value,
1,000,000 shares authorized; 1,000,000 shares issued and
outstanding - Liquidation value: $5,143,222                                      5,143,222                             0

Series F convertible preferred stock, $5.00 stated value,
4,100,000 shares authorized; 2,050,000 shares issued and
outstanding - Liquidation value: $10,553,288                                    10,553,288                             0
                                                                            ------------------           -----------------
         Total redeemable preferred stock                                       24,358,753                             0


Shareholders' deficit:

Preferred stock:

Series C convertible preferred stock, $5.00 stated value,
4,000,000 shares authorized; 3,720,620 shares issued and
outstanding - Liquidation value: $18,985,737                                     1,618,681                             0

Series E convertible preferred stock, $5.00 stated value,
5,000,000 shares authorized; 447,842 shares issued and
outstanding - Liquidation value: $2,285,267                                      2,239,210                             0


Common stock, $.01 par value, 30,000,000 shares authorized;
240,000 shares issued and outstanding (Note 1)                                       2,400                         2,400
Additional paid-in capital                                                       4,596,096                     2,677,195
Retained deficit                                                               (16,123,592)                  (12,861,383)
                                                                            ------------------           -----------------


        Total shareholders' deficit                                            (7,667,205)                  (10,181,788)
                                                                            ------------------           -----------------
         Total liabilities and shareholder's deficit                          $ 66,577,504                 $  13,010,554
                                                                            ==================           =================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

1                                                                                   Nine Months Ended September 30,
                                                                                      1998                 1997
                                                                                     ------               ------
Net cash provided (used) by operating activities                                  $   (552,933)        $    185,604
                                                                                  ============         ============

Cash flows from investing activities:

   Acquisitions of radio stations, net of cash acquired                           $(29,263,668)        $ (7,650,000)

   Escrow deposit                                                                     (160,000)            (100,000)

   Capital expenditures                                                               (433,373)             (69,832)
                                                                                  ------------         ------------

   Net cash used in investing activities                                          $(29,857,041)        $ (7,819,832)
                                                                                  ============         ============

Cash flows from financing activities:

   Proceeds from long-term debt                                                   $ 35,500,000         $ 22,500,000

   Proceeds from issuance of Series A, B, D and F Convertible Preferred Stock       18,150,000                    0

   Principal payments on long-term debt                                            (20,733,160)         (12,595,588)

   Principal payments under capital lease obligations                                        0               (3,547)

   Payments of deferred financing costs                                             (1,292,042)            (879,328)

   Payments of issuance costs                                                       (1,356,393)                   0

   Payment of appraisal right liability                                                      0           (1,015,000)
                                                                                  ------------         ------------

   Net cash provided by financing activities                                      $ 30,268,405         $  8,006,537
                                                                                  ------------         ------------

Net increase (decrease) in cash and cash equivalents                              $   (141,569)        $    372,309

Cash at beginning of period                                                       $    535,312         $    123,221
                                                                                  ------------         ------------

Cash at end of period                                                             $    393,743         $    495,530
                                                                                  ============         ============

Supplemental schedule of non-cash investing and financing activities:

   Conversion of Faircom Inc.'s convertible subordinated promissory
     notes to Faircom Inc. common stock                                           $ 10,000,000

   Liabilities assumed in acquisitions                                              11,680,322

   Series E convertible preferred stock issued in conjunction with the acquisition of Alta California Broadcasting, Inc. and Topaz
     Broadcasting, Inc.                                                              2,239,210

   Series C convertible preferred stock issued in conjunction with the merger
     between Faircom Inc. and the Company                                            1,618,681


   Warrants for the purchase of common stock issued to holders of Series A and
     Series B convertible preferred stock warrants                                     310,000



               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                           Series C    Series E
                                                         Convertible  Convertible             Additional                  Total
                                                          Preferred    Preferred   Common      Paid-in     Retained    Shareholders'
                                                            Stock        Stock     Stock       Capital      Deficit       Deficit
                                                         -----------  ----------- ---------  ----------- ------------- -------------

Balance, December 31, 1997 (retroactively stated)                                   $2,400   $2,677,195  $(12,861,383) $(10,181,788)

Conversion of Faircom Inc.'s Class A and
Class B convertible subordinated promissory
notes in the amount of $10,000,000                                                           10,000,000                  10,000,000

Issuance of 3,720,620 shares of Series C
convertible preferred stock and retirement
of 26,390,199 shares of Faircom Inc. common
stock and recordation of the effect of
recapitalization due to the reverse merger
with Faircom Inc.                                        $1,618,681                          (3,000,000)                 (1,381,319)

Issuance of Faircom Inc. employee stock options
immediately converted into options to purchase
157,727 shares of Series C convertible preferred
stock in conjunction with the merger                                                            530,264                     530,264

Issuance of Series A redeemable preferred stock warrants                                        160,000                     160,000

Issuance of 205,250 shares of Series E convertible
preferred stock in connection with the acquisition
of Alta California Broadcasting, Inc.                                 $1,026,250                                          1,026,250

Issuance of 242,592 shares of Series E convertible
preferred stock in connection with the acquisition
of Topaz Broadcasting, Inc.                                            1,212,960                                          1,212,960


Dividends and accretion on Series A, B, D, and F
redeemable preferred stock                                                                   (5,771,363)                 (5,771,363)

Net loss                                                                                                   (3,262,209)   (3,262,209)

                                                         -----------  ----------- ---------  ----------- ------------- -------------

Balance, September 30, 1998                              $1,618,681   $2,239,210    $2,400   $4,596,096  $(16,123,592)  $(7,667,205)
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


               The condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of normal and recurring nature except for those outlined in Notes 2, 3 and 4. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 1997 condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Faircom's 1997 Annual Report on Form 10-K, the Company's Form S-4 effective May 7, 1998, the Company's Form 8-K/A filed September 3, 1998 and the Company's Form 10-Q/A filed September 21, 1998. The Company's Amendment No. 1 to Form 10-Q/A reflects the effect of adjusting the redeemable preferred stock with put rights to its full redemption value at the balance sheet date. The resultant accretion increased the loss applicable to common shares for the three months and nine months ended September 30, 1998.


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

                 The following unaudited pro forma data summarize the combined results of operations of the Company, Faircom, the Mansfield Stations, Park Lane, the Ruby Stations, the Continental Stations, Alta, Topaz and KIXA(FM) as though the acquisitions had occurred at the beginning of each nine-month period ended September 30, 1998 and 1997:




                                                                            1998              1997
                                                                            ----              ----

Net broadcast revenues                                               $14,528,292       $13,369,794


Net loss before extraordinary items                                   (2,139,228)       (1,625,612)

Net loss                                                              (3,309,308)       (5,958,922)


Basic and diluted loss per common share before extraordinary items   $   (33.70)       $   (20.36)


Basic and diluted loss per common share                              $   (38.57)       $   (38.42)










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