Form 10-K
period 1998-12-31
REGENT COMMUNICATIONS INC
filed 1999-03-31
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

[ ]                    TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ............ to .............

                         Commission file number 0-15392

                           REGENT COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          31-1492857
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

50 East RiverCenter Boulevard
Suite 180
Covington, Kentucky                                           41011
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code   (606) 292-0300

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                   Name of each exchange on which registered
Series C Convertible Preferred Stock                          None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 31, 1999, the aggregate market value of registrant's common equity beneficially held by non-affiliates of registrant is $0.

         The number of common shares of registrant outstanding as of March 31, 1999 is 240,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's definitive Proxy Statement to be filed during April 1999 in connection with the 1999 Annual Meeting of Stockholders presently scheduled to be held on April 29, 1999 are incorporated by reference into Part III of this Form 10-K. Certain exhibits listed in Part IV of this Form 10-K are incorporated by reference from prior filings made by the Registrant under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934.

                           REGENT COMMUNICATIONS, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                              Page
Part I
     Item 1   Business                                                         1
     Item 2   Properties                                                      10
     Item 3   Legal Proceedings                                               11
     Item 4   Submission of Matters to a Vote of Security Holders             11


Part II
     Item 5   Market for Registrant's Common Equity and Related
              Stockholder Matters                                             11
     Item 6   Selected Financial Data                                         11
     Item 7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                             11
     Item 7A  Quantitative and Qualitative Disclosures about Market Risk      19
     Item 8   Financial Statements and Supplementary Data                     19
     Item 9   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          46


Part III
     Item 10  Directors and Executive Officers of the Registrant              46
     Item 11  Executive Compensation                                          46
     Item 12  Security Ownership of Certain Beneficial Owners
              and Management                                                  46
     Item 13  Certain Relationships and Related Transactions                  46


Part IV
     Item 14  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                     46

                                     PART I

ITEM 1.  BUSINESS.

         GENERAL DEVELOPMENT OF BUSINESS

         Regent Communications, Inc. ("Regent" or the "Company") is a holding company engaged in the radio broadcasting business. Regent was incorporated in Delaware in November 1996 by Terry S. Jacobs and William L. Stakelin with the objective of acquiring radio properties, primarily in medium and smaller radio markets, that have a history of growing revenues and broadcast cash flow, have capable operating management and are in communities with good growth prospects or have attractive competitive environments. Regent acquired its first radio station in 1997, and with acquisitions of 32 additional stations in 1998, Regent currently owns and operates 33 radio stations (21 FM and 12 AM) in ten markets in California, Arizona, Michigan and Ohio. Regent has contracted to sell seven of these stations which do not conform to Regent's strategic plans. Regent has also agreed to purchase two FM radio stations and one AM station in the St. Cloud, Minnesota market (the "St. Cloud Stations").

         The following table sets forth certain information regarding radio stations owned by Regent and which Regent has agreed to acquire:

                                                                                                                          License
                                                                                 Power                                   Expiration
 Market Area            Call Letters     City of License         Frequency       (kw)             Format                   Date
 -----------            ------------     ---------------         ---------       ----             ------                   ----
 San Diego, CA          KCBQ(AM)         San Diego, CA             1170 KHz      50.0/1.5     Talk/Information             12/01/05

 Chico, CA              KFMF(FM)         Chico, CA                 93.9 MHz      2.0          Album Oriented Rock          12/01/05
                        KALF(FM)         Red Bluff, CA             95.7 MHz      7.0          Country Lite                 12/01/05
                        KPPL(FM)         Colusa, CA               107.5 MHz      28.0         Rock                         12/01/05

 Redding, CA            KQMS(AM)         Redding, CA               1400 KHz      1.0          News/Talk/Sports             12/01/05
                        KSHA(FM)         Redding, CA              104.3 MHz      100.0        Soft Adult Contemporary      12/01/05
                        KNNN(FM)         Central Valley, CA        99.3 MHz      4.2          Contemporary Hit Radio       12/01/05
                        KRDG(FM)         Shingletown, CA          105.3 MHz      9.9          Oldies                       12/01/05
                        KRRX(FM)         Burney, CA               106.1 MHz      100.0        Album Oriented Rock          12/01/05
                        KNRO(AM)         Redding, CA                600 KHz      1.0          Country                      12/01/05

 Palmdale, CA           KAVC(AM)         Mohave, CA                1340 KHz      1.0          Religion                     12/01/05
                        KTPI(FM)         Tehachapi, CA            103.1 MHz      6.0          Country                      12/01/05
                        KOSS(FM)         Rosamond, CA             105.5 MHz      2.9(6.0)     Adult Contemporary           12/01/05

 Victorville, CA        KIXW(AM)         Apple Valley, CA           960 KHz      5.0          Spanish                      12/01/05
                        KZXY(FM)         Apple Valley, CA         102.3 MHz      3.0          Adult Contemporary           12/01/05
                        KATJ(FM)         George, CA               100.7 MHz      260w         Country                      12/01/05
                        KROY(AM)         Victorville, CA           1590 KHz      500w         Religion                     12/01/05
                        KIXA(FM)         Lucerne Valley, CA       106.5 MHz      550w         Classic Rock                 12/01/05

 So. Lake Tahoe, CA     KOWL(AM)         So. Lake Tahoe, CA        1490 KHz      1.0          News/Talk/Sports             12/01/05
                        KRLT(FM)         So. Lake Tahoe, CA        93.9 MHz      6.0          Lite Rock                    12/01/05

 Flagstaff, AZ *        KZGL(FM)         Cottonwood, AZ            95.9 MHz      9.0          Album Oriented Rock          10/01/05
                        KVNA(AM)         Flagstaff, AZ              600 KHz      5.0          News/Talk/Sports             10/01/05
                        KVNA(FM)         Flagstaff, AZ             97.5 MHz      100.0        Adult Contemporary           10/01/05

 Kingman, AZ *          KFLG(AM)         Bullhead City, AZ         1000 KHz      5.0          American Standards           10/01/05
                        KFLG(FM)         Bullhead City, AZ        102.7 MHz      53.0         Country                      10/01/05
                        KAAA(AM)         Kingman, AZ               1230 KHz      1.0          News/Talk                    10/01/05
                        KZZZ(FM)         Kingman, AZ               94.7 MHz      100.0        Adult Contemporary           10/01/05

 Flint, MI              WFNT(AM)         Flint, MI                 1470 KHz      5.0/1.0      News/Talk/Sports             10/01/04
                        WCRZ(FM)         Flint, MI                107.9 MHz      50.0         Adult Contemporary           10/01/04
                        WWBN(FM)         Tuscola, MI              101.5 MHz      6.0          Album Oriented Rock          10/01/04

 Mansfield/Shelby,      WMAN(AM)         Mansfield, OH             1400 KHz      1.0          News/Talk/Sports             10/01/04
 OH                     WYHT(FM)         Mansfield, OH            105.3 MHz      50.0         Hot Adult Contemporary       10/01/04
                        WSWR(FM)         Shelby, OH               100.1 MHz      3.0          Oldies                       10/01/04

 St. Cloud, MN **       WWJO(FM)         St. Cloud, MN             98.1 MHz      101.0        Country                      04/01/05
                        KMXK(FM)         Cold Spring, MN           94.9 MHz      50.0         Oldies                       04/01/05
                        WJON(AM)         St. Cloud, MN             1240 KHz      1.0          News/Talk                    04/01/05


         *        Regent has entered into contracts to sell these stations.

         **       Regent has entered into a contract to acquire these stations.

         Acquisition Strategy. Given deregulation and subsequent consolidation in the radio broadcast industry, Regent believes it is prudent in any acquisition plan to acquire a sufficient number of stations in each market to form competitive station clusters. Operating a number of stations in a single market will allow Regent to reduce overhead and marketing expenses, to create a strong identity among advertisers, to attract superior operating and on-air talent, and to build a strong position with demographically attractive listeners, thereby creating operating leverage that should give Regent the opportunity to enhance revenue generation.

         Initially, Regent has focused on the acquisition of properties that have existing cash flow in order to provide a base for future growth. Regent has not purchased, and does not foresee purchasing in the near future, properties with negative cash flows, or so-called "underperforming" or "turnaround" properties, unless they complement or can be combined with the operations of positive cash flow properties in a market or regional cluster. Regent's strategy is to operate in markets which have minimum market advertising revenue of approximately $8,000,000 where the Regent stations have the potential to generate at least $1,000,000 in annual broadcast cash flow (net broadcasting revenues in excess of operating expenses before depreciation, amortization and corporate expenses).

         Management does not have a specific inflexible acquisition formula, believing that what may be an attractive cash flow multiple in one situation may be a very poor investment in other circumstances. Factors which may influence pricing of station acquisitions include actual and potential revenue growth rates, competitive factors, the potential to improve or add to existing in-market operations, the quality of technical facilities, and hidden values such as high overhead, poor sales conversion, or real estate or other assets that can be sold.

         Regent plans to utilize its management's experience in the industry and relationships with both independent owners and larger corporate entities to create opportunities for purchases that may not be available to others. Regent expects to be flexible in structuring its acquisitions, offering certain sellers the opportunity to receive stock of Regent in full or partial payment for their stations. Regent believes the availability of preferred equity as a payment medium may be useful to Regent in accommodating sellers' financial and tax objectives.

         Operating Strategy. Regent's strategies for operating broadcasting properties and creating value have been developed from its management's years of experience in the industry.

         Critical elements of Regent's operating strategies include a continual focus on improving ratings, revenues and operating effectiveness at each station; an emphasis on developing superior local and corporate management; the sharing of financial rewards with this management; operating multiple station clusters for maximum efficiency; the development of strong ratings or format positions within its markets; establishing the first, second or third revenue position in each of its markets; improving the performance of developmental stations; centralization of management information systems and controls; ongoing programming research; and effective implementation of the results of this research.

         Regent management has experience building and operating profitable in-market station clusters with strong ratings or format positions and believes that the opportunities created by deregulation can only be realized by owning well designed and executed clusters. Maximizing performance of an in-market cluster requires musical formats that draw attractive demographics and create a market position less vulnerable to competitive attack. An example of such a cluster might include ownership of an Album Oriented Rock, Classic Rock and a Sports/Talk station. Such a grouping would tend to attract an audience with strength among male demographics. This audience would be of interest to particular advertisers (e.g., brewers, certain automobile manufacturers or retailers oriented toward a male clientele) and allow the broadcaster to create attractive packages for these advertisers.

         Strong station clusters are also critical to establishing a competitive revenue position. In most markets, holding a top three position generally provides the ability to compete for advertisers seeking broad visibility in the market. Moreover, clusters with larger revenue shares are in a position to spread overhead and other costs over this larger base, thereby increasing margins.

         In running geographically diverse operations and rapidly changing businesses that are typical of broadcasting companies, management has found that effective management information systems and controls are an important element of success. For Regent, in addition to regular oversight of daily operations by senior management, these include detailed weekly sales and cash management reports, monthly financial statements by department, station and market and, where available, monthly tracking of Arbitron ratings by station and monthly tracking, by market, of market and station revenue data.

         Assembling talented and aggressive operating management is critical to success for radio companies. Regent endeavors to create positive work environments in order to attract and retain talented personnel. In addition, Regent provides incentives to key employees by creating financial rewards, including making equity available to certain key employees based on performance.

         In summary, Regent's strategy is to attempt to create solid and growing cash flows, profitable and well thought out local clusters, reasonable geographic and formatic diversity and an experienced management team at both the corporate and station levels. It is believed that the implementation of this strategy will position Regent as a relatively attractive public or private acquisition target or as a merger partner.

         THE RADIO BROADCASTING INDUSTRY

         At December 31, 1998, there were 4,793 commercial AM and 5,662 commercial FM stations authorized and operating in the United States. An increasing number of persons listen to FM radio because of clearer sound characteristics and stereo transmission. In the spring of 1998, FM listenership represented about 78.5% of total radio audience.

         Operations. Radio station revenue is derived predominantly from local and regional advertising and, to a lesser extent, from national advertising. Network compensation also provides some revenue. Local and regional sales generally are made by a station's sales staff. National sales generally are made by "national rep" firms specializing in radio advertising sales on the national level. These firms are compensated on a commission-only basis. Local and regional sales are made primarily to businesses in the market covered by a station's broadcast signal and to some extent to businesses in contiguous or nearby markets. Such businesses include auto dealers, soft drink, beer and wine distributors, fast food outlets and financial institutions. National sales are made to larger, nationwide advertisers, such as soft drink producers, automobile manufacturers and airlines. Most advertising contracts are short-term, generally running only for a few weeks. Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences in the demographic groups which advertisers wish to reach and on the number of stations competing in the market area. Rating service surveys quantify the number of listeners tuned to the station at various times. Rates are generally highest during morning and evening drive-time hours. Regent's stations' advertising sales are made by their respective sales staffs under the direction of a general manager or sales managers. Television, billboard, newspaper and direct mail advertising, as well as special events and promotions, can be used to supplement direct contact by the sales staff in developing advertising clients.

         The primary costs incurred in operating a radio station are salaries, programming, promotion and advertising expenditures, occupancy costs of premises for studios and offices, transmitting and other equipment expenses and music license royalty fees.

         Radio broadcasting revenues are spread over the calendar year. The first quarter generally reflects the lowest and the second and third quarters the highest revenues for the year, due in part to increases in demand from retail advertising.

         The radio industry is continually faced with technological changes and innovations, the possible rise in popularity of competing entertainment and communications media, changes in labor conditions, governmental restrictions and actions of federal regulatory bodies, including the Federal Communications Commission ("FCC"), any of which could have a material effect on Regent's business. However, broadcasting stations have generally enjoyed growth in listeners and value within the past several decades. Population increases and greater availability of radios, particularly car and portable radios, have contributed to this growth.

         Competition. The radio broadcasting industry is a highly competitive business. Regent's radio broadcasting stations compete for audience share and revenue directly with the other AM and FM radio stations in their respective market areas, as well as with other advertising media such as newspapers, cable television, magazines, outdoor advertising, transit advertising and mail marketing. Competition within the radio broadcasting industry occurs primarily in the individual market areas so that a station in one market does not generally compete with stations in other market areas. In addition to management experience, factors which are material to competitive position include the station's ratings in its market, rates charged for advertising time, broadcast signal coverage, assigned frequency, audience characteristics, the ability to create and execute promotional campaigns for clients and for the station, local program acceptance and the number and characteristics of other stations in the market area. Regent attempts to improve its competitive position by reviewing programming and the programming of competitors, upgrading technical facilities where appropriate, attempting to expand sales to existing advertising clients and developing new client relationships, and by promotional campaigns aimed at the demographic groups targeted by their respective stations.

         The FCC recently has allocated spectrum to a new technology, digital audio broadcasting ("DAB"), to deliver satellite-based audio programming to a national or regional audience and has adopted regulations for a DAB service. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. Another form of DAB, known as In-Band On Channel, could provide DAB in the present FM radio band. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. In addition, the FCC has recently authorized spectrum for the use of another new technology, satellite digital audio radio services ("DARS"), to deliver audio programming. The FCC has also authorized two companies to provide DARS service. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not known at this time whether this digital technology may also be used in the future by existing radio broadcast stations either on existing or alternative broadcasting frequencies.

         The FCC has initiated a rule-making proceeding to consider the licensing of low power radio stations. These low power stations would provide licensees such as religious organizations or educational institutions the opportunity to reach limited, local audiences. The rule-making has not progressed sufficiently for the Company to be able to assess the competitive or other impacts these low power stations could have in the Company's markets or on the Company's stations.

         New technology allows radio broadcasters to make their programming available to listeners over the Internet. Programming made available over the Internet is exempt from certain government regulations applicable to broadcast stations, including the multiple ownership limitations discussed below under "Federal Regulation of Radio Broadcasting." The impact of radio broadcasting over the Internet has not been fully evaluated and, thus, its effect on the Company's stations is unknown.

         FEDERAL REGULATION OF RADIO BROADCASTING

         Introduction. The ownership, operation and sale of broadcast stations, including those licensed to the Company, are subject to the jurisdiction of the FCC, which acts under authority derived from the Federal Communications Act of 1934 (the "Communications Act"). The Communications Act was amended in 1996 by the Telecommunications Act of 1996 (the "Telecom Act"). Among other things, the FCC grants permits and licenses to construct and operate radio stations; assigns frequency bands for broadcasting; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations and the operating power and other technical parameters of stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; regulates the content of some forms of radio broadcasting programming; and has the power to impose penalties for violations of its rules under the Communications Act.

         The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short-term" (less than the maximum term) license renewal or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional broadcast properties. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

         License Grant and Renewal. Radio broadcast licenses are granted and renewed for maximum terms of eight years. Licenses may be renewed through an application to the FCC. The Communications Act requires that the FCC grant the renewal of a station's license if the FCC finds that, during the preceding term of the license, the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

         Petitions to deny license renewal applications can be filed by interested parties, including members of the public. Such petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a "substantial and material question of fact" as to whether the grant of the renewal application would be prima facie inconsistent with the public interest, convenience and necessity. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license is restricted. The Company is not currently aware of any facts that would prevent the timely renewal of its licenses to operate its radio stations.

         Regulatory Approvals. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the proposed transferee, including compliance with various rules limiting common ownership of media properties, financial qualifications of the proposed transferee, the "character" of the proposed transferee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitation on alien ownership, as well as compliance with other FCC rules and policies.

         Ownership Matters. Under the Communications Act, a broadcast license may not be granted to or held by: (i) a corporation that has more than one-fifth of its capital stock owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations; or
(ii) a corporation that is controlled, directly or indirectly, by any other corporation more than one-fourth of whose capital stock is owned or voted by aliens or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. These restrictions apply in modified form to other forms of business organizations, including partnerships. Under these restrictions no more than one-fourth of the Company's stock may be owned or voted by aliens, foreign governments or non-U.S. corporations. The Company is required to take appropriate steps to monitor the citizenship of its shareholders, such as through representative samplings on a periodic basis, to provide a reasonable basis for certifying compliance with the foreign ownership restrictions of the Communications Act.

         The Communications Act and FCC rules also generally restrict the common ownership, operation or control of radio broadcast stations serving the same local market, of a radio broadcast station and a television broadcast station serving the same local market, and of a radio broadcast station and a daily newspaper serving the same local market. Under these "cross-ownership" rules, absent waivers, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low power television) in a local market where it then owned any radio broadcast station. The FCC's rules provide for the liberal grant of a waiver of the rule prohibiting common ownership of radio and television stations in the same geographic market in the top 25 television markets if certain conditions are satisfied. The Telecom Act directed the FCC to extend this waiver policy to stations in the top 50 television markets, although the FCC has not yet implemented this change. For purposes of these rules, a "market" is defined by reference to the signal coverage(s) of the station(s) involved.

         The Telecom Act and the FCC's broadcast multiple ownership rules restrict the number of radio stations one person or entity may own, operate or control on a local level. These limits are:

         (i) in a market with 45 or more commercial radio signals, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM);

         (ii) in a market with between 30 and 44 (inclusive) commercial radio signals, an entity may own up to seven commercial radio stations, not more than four of which are in the same service;

         (iii) in a market with between 15 and 29 (inclusive) commercial radio signals, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and

         (iv) in a market with 14 or fewer commercial radio signals, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market.

         None of these multiple ownership rules requires any change in the Company's current ownership of radio broadcast stations or precludes consummation of its pending acquisition in the St. Cloud, Minnesota market; however, these FCC rules and policies will limit the number of additional stations which the Company may acquire in the future in certain of its markets.

         Because of these multiple and cross-ownership rules, a purchaser of voting stock of the Company which acquires an "attributable" interest in the Company may violate the FCC's rules if it also has an attributable or certain non-attributable interests in other television or radio stations, or in daily newspapers, depending on the number and location of those radio or television stations or daily newspapers. Such a purchaser also may be restricted in the companies in which it may invest, to the extent that these investments give rise to an attributable interest. If an attributable shareholder of the Company violates any of these ownership rules, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions.

         The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the "attributable" or cognizable interests held by a person or entity. A person or entity can have an interest in a radio station, television station or daily newspaper by being an officer, director, partner or shareholder of a company that owns that station or newspaper. Whether that interest is cognizable under the FCC's ownership rules is determined by the FCC's attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as the "owner" of the radio station, television station or daily newspaper in question, and therefore subject to the FCC's ownership rules.

         With respect to a corporation, officers, directors and persons or entities that directly or indirectly can vote 5% or more of the corporation's stock (10% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers the corporation owns.

         With respect to a partnership, the interest of a general partner is attributable, as is the interest of any limited partner who is "materially involved" in the media-related activities or the management of the partnership. Debt instruments, nonvoting stock, options and warrants for voting stock that have not yet been exercised, limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership and where the limited partnership agreement expressly "insulates" the limited partner from such material involvement, and minority (under 5%) voting stock, generally do not subject their holders to attribution. However, the FCC is currently reviewing its rules on attribution of broadcast interests, and it may adopt stricter criteria. See "Proposed Changes," below.

         In addition, the FCC has a "cross-interest" policy which, under certain circumstances, could prohibit a person or entity with an attributable interest in a broadcast station or daily newspaper from having a "meaningful" nonattributable interest in another broadcast station or daily newspaper in the same local market. Among other things, "meaningful" interests could include significant equity interests (including non-voting stock, and otherwise "insulated" limited partnership interests) and significant employment positions. This policy may limit the permissible investments a purchaser of the Company's voting stock may make or hold. It also may limit the Company's ability to acquire stations in the same local market in which any of the Company's non-attributable investors has an attributable media interest.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, but such complaints may be filed and considered at any time.

         Stations also must follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification and technical operations (including limits on radio frequency radiation).

         In 1985, the FCC adopted rules regarding human exposures to levels of radio frequency ("RF") radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to RF radiation in excess of certain guidelines. In August 1996, the FCC adopted more restrictive radiation limits. These limits became effective on September 1, 1997 and govern applications filed after that date. The Company anticipates that such regulations will not have a material effect on its business.

         Local Marketing Agreements. Over the past six years, a number of radio stations, including certain of the Company's stations during 1997 and 1998, entered into what commonly are referred to as "local marketing agreements" ("LMA") or "time brokerage agreements." In a typical LMA, the licensee of a station makes available, for a fee, airtime on its station to a party who supplies programming to be broadcast during that airtime and who collects revenues from advertising aired during such programming. LMAs are subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each station maintain independent control over the programming and other operations of its own station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the station that is being substantially programmed by another entity maintains complete responsibility for, and control over, operations of its broadcast stations and otherwise ensures compliance with applicable FCC rules and policies.

         A station that brokers substantial time on another station in its market or engages in an LMA with a station in the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's ownership rules, discussed above. As a result, a broadcast station may not enter into an LMA that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local station that it could not own under the FCC's local multiple ownership rules. FCC rules also prohibit a station from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) where the two stations serve substantially the same geographic area, whether the licensee owns the stations or owns one and programs the other through an LMA arrangement.

         Proposed Changes. From time to time Congress and the FCC have taken under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company's radio stations, result in the loss of audience share and advertising revenues for the Company's radio stations, and affect the ability of the Company to acquire additional radio stations or finance such acquisitions. Such matters include: proposals to impose spectrum use or other fees on FCC licensees; the FCC's regulations relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and cross-ownership policies; changes to broadcast technical requirements; proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone lines; proposals to limit the tax deductibility of advertising expenses by certain types of advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses and subsequent license renewals without such bidding.

         The Company cannot predict whether any of the foregoing proposed changes will be adopted or what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

         The foregoing is a brief summary of certain provisions of the Communications Act, the Telecom Act and of specific FCC rules and policies. This description does not purport to be comprehensive and reference should be made to the Communications Act, the FCC's rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio broadcast stations.

         Antitrust and Market Concentration Considerations. The Company is aware that the United States Department of Justice (the "DOJ"), which evaluates transactions to determine whether those transactions should be challenged under the federal antitrust laws, has been active recently in its review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets or multiple stations in new markets. On July 29, 1998, the DOJ issued a Civil Investigative Demand ("CID") to the Company requesting information relating to the Company's acquisition on June 15, 1998 of six radio stations in and around Redding, California ("Redding Stations"). In response to the CID, the Company has submitted certain information requested by the DOJ so that it may evaluate whether the Company's acquisition of the Redding Stations was in violation of applicable federal antitrust laws. The Company believes that its acquisition of the Redding Stations did not involve a violation of antitrust laws; however, it cannot predict what the DOJ will conclude.

         In addition, the FCC staff has stated publicly that it is currently reevaluating its policies and procedures relating to local radio market concentration, even where proposed acquisitions would comply with the station ownership limits in the Telecom Act and the FCC's multiple-ownership rules, and FCC approval of a number of pending radio station acquisitions by various parties (including acquisitions by the Company in several markets) has been delayed while this policy review is taking place. The FCC has issued a Notice of Inquiry which, among other things, seeks public comment on these issues. There can be no assurance that the DOJ, the Federal Trade Commission ("FTC") or the FCC will not prohibit or require the restructuring of future acquisitions.

         For an acquisition meeting certain size thresholds, the Hart Scott Rodino Act ("HSR Act") and the rules promulgated thereunder require the parties to file Notification and Report Forms with the FTC and the DOJ and to observe specified waiting period requirements before consummating the transaction. If the agencies determine that the transaction does not raise significant antitrust issues, then they will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if either of the agencies determines that the transaction requires a more detailed investigation, then at the conclusion of the initial 30 day period, it will issue a formal request for additional information ("Second Request"). During the initial 30 day period after the filing, the agencies decide which of them will investigate the acquisition, which in the case of radio broadcasting has generally been the DOJ. The issuance of a Second Request extends the waiting period until the twentieth calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, such waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a Second Request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including but not limited to persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. Such discussions and negotiations can be time-consuming, and the parties may agree to delay consummation of the acquisition during their pendency.

         At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or other assets of the Company. Acquisitions that are not required to be reported under the HSR Act also may be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

         As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under LMAs and other similar agreements customarily entered into in connection with radio station ownership transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act.

         EMPLOYEES

         At the corporate level, Regent employs 11 full-time employees and one part-time employee. Each station has its own complement of employees, which may include a general manager, a sales manager, a business manager, an operations manager, advertising staff, on-air personalities and secretarial personnel. In the aggregate, Regent's subsidiaries employ 233 persons on a full-time basis and 145 persons part-time.

         Regent has never experienced a strike or work stoppage and believes that its relations with its employees are good.

ITEM 2. PROPERTIES

         The types of properties required to support each of Regent's radio stations include offices, studios and tower, transmitter and antenna sites. Regent typically leases its studio and office space with lease terms that expire in five to ten years, although Regent does own certain of its facilities. A station's studios are generally housed with its offices in downtown or business districts. Regent generally considers its facilities to be suitable and of adequate size for its current and intended purposes. Regent owns a majority of its main tower, transmitter and antenna sites and leases the remainder of such sites with lease terms that expire, including renewal options, in periods ranging up to 20 years. The tower, transmitter and antenna site for each station is generally located so as to provide maximum market coverage, consistent with the station's FCC license. In general, Regent does not anticipate difficulties in renewing facility or tower, transmitter and antenna site leases or in leasing additional space or sites if required.

         Regent owns substantially all of its other equipment, consisting principally of towers, transmitters, antennae, studio equipment and general office equipment. The towers, transmitters, antennae and other transmission equipment used by Regent's stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed. Substantially all of the property owned by Regent secures Regent's borrowings under its bank credit facility. See Notes 4 and 14 to the Company's 1998 Consolidated Financial Statements for a description of encumbrances against Regent's properties and Regent's rental obligations.

         Regent leases approximately 4,700 square feet of office space in Covington, Kentucky for its corporate offices under a lease which expires on March 31, 2004. Regent has the option to renew that lease for two additional five-year terms at market rates. Current annual rental is $69,943. Additional corporate office space of approximately 780 square feet is leased at Old Brookville, New York. The lease expires in February 2001. Annual rental is currently $22,200.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company becomes involved from time to time in various claims and lawsuits that are incidental to its business. In the opinion of the Company's management, there are no legal proceedings pending against the Company or any of its subsidiaries, or to which any of their properties are subject, that would have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no matter submitted to the security holders of the Company during the fourth quarter of its fiscal year ended December 31, 1998.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of March 31, 1999, all of the Company's outstanding common stock (240,000 shares) was held by two of the Company's executive officers and directors. There is no public trading market for the Company's common stock.

         The Company has never declared or paid cash dividends on its common stock and does not intend to do so in the foreseeable future. The Company's existing credit agreement with its lenders prohibits the payment of cash dividends on its common stock.

         As part of the additional purchase and sale of shares of the Company's Series F Convertible Preferred Stock pursuant to the terms of the Company's existing Stock Purchase Agreement dated June 15, 1998 with Waller-Sutton Media Partners, L.P. and the other purchasers listed therein (collectively, the "Series F Purchasers"), on November 30, 1998, the Company issued 400,000 additional shares of its Series F Convertible Preferred Stock to the Series F Purchasers for an aggregate cash purchase price of $2,000,000 ($5.00 per share). The Series F Convertible Preferred Stock is convertible at any time into shares of the Company's common stock on a one-for-one basis at a conversion price of $5.00 per share. The Company relied upon an exemption from the registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder with respect to the offer and sale of such Series F Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
                                                   1998(1)            1997             1996             1995             1994
                                                   -------            ----             ----             ----             ----
Operating results:

Net broadcasting revenues                       $ 14,771,523      $  5,993,291      $ 4,873,954      $ 5,113,582      $ 4,983,513

Income (loss) from operations                       (433,321)        1,015,144        1,222,829        1,511,481        1,470,355

Income (loss)
  before extraordinary items                      (3,289,924)         (362,537)         278,840          244,816          992,079

Extraordinary items, net                          (1,170,080)       (4,333,310)              --               --          787,201

Net income (loss)                                 (4,460,004)       (4,695,847)         278,840          244,816        1,779,280

Basic net income (loss)
  per common share:

  Income (loss)
     before extraordinary items                 $     (42.67)     $      (1.51)     $      1.16      $      1.02      $      4.13

  Extraordinary items                                  (4.88)           (18.06)              --               --             3.28
                                                ------------      ------------      -----------      -----------      -----------
  Basic net income (loss)
     per common share                           $     (47.55)     $     (19.57)     $      1.16      $      1.02      $      7.41

Diluted net income (loss)
  per common share:

     Income (loss)
       before extraordinary items               $     (42.67)     $      (1.51)     $      1.16     $       1.02      $      4.13

     Extraordinary items                               (4.88)           (18.06)              --               --             3.28
                                                ------------      ------------      -----------      -----------      -----------
     Diluted net income (loss)
       per common share                         $     (47.55)     $     (19.57)     $      1.16      $       1.02     $      7.41

Balance sheet data at year end:

Current assets                                  $ 11,618,745      $  1,919,232      $ 1,305,585      $ 1,311,916      $ 1,246,104

Total assets                                      67,617,870        13,010,554        4,326,453        4,546,508        4,488,913

Current liabilities                               13,027,306           859,631        1,068,021        1,037,239        1,150,537

Long-term debt                                    34,617,500        21,911,661        7,276,884        7,828,883        8,347,547

Redeemable preferred stock                        26,876,058                --               --               --               --

Total shareholders' deficit                       (9,546,573)      (10,181,788)      (5,485,941)      (5,764,781)      (6,009,597)

(1) See Notes 1 and 2 to the Company's Consolidated Financial Statements for a discussion of comparability between years. The Company has not declared or paid cash dividends on its Common Stock since its inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         1998 Compared to 1997.

         On June 15, 1998, Regent consummated a number of mergers, acquisitions, borrowings and issuances of additional equity (the "June 1998 Transactions"). See Notes 1, 2, 4 and 5 to the Company's Consolidated Financial Statements included as part of this Form 10-K. The historical financial statements of Faircom Inc. ("Faircom"), which was deemed the "accounting acquirer" in the merger between Faircom and

Regent completed June 15, 1998, became the historical financial statements of the Company, and accordingly, the results of operations of Regent and of the other entities which merged with or were acquired by Regent as part of the June 1998 Transactions have been included in the Company's consolidated financial statements only from June 15, 1998.

         On the closing date of the June 1998 Transactions, the Company expanded from a small broadcaster (represented, from an accounting standpoint, by Faircom's six stations in two markets, of which only three stations in one market were owned prior to June 30, 1997) to a group broadcaster operating 33 stations in ten different markets. This significant change in size of the Company's operations led directly to substantial increases in revenue, operating expenses, depreciation and amortization, corporate general and administrative expenses, and interest expense in 1998 as compared to 1997. Because of the June 1998 Transactions, the results of the Company's operations in 1998 are not comparable to those of 1997, nor are they necessarily indicative of results in the future.

         The key focus in 1998 was developing the platform from which the Company could carry out its operating strategies as a much larger radio company. Development of the platform required significant expenditures. These costs are viewed by the Company as investment costs which will provide returns to the Company in future years. Operationally, the Company replaced general managers in eight of its markets and added or replaced general sales managers in six markets in order to implement aggressive sales programs. The Company invested significantly in the hiring and training of sales personnel and in increased promotional spending in all markets. Finally, the Company developed a corporate staff which it believes is capable of supporting a much larger operation. In 1997, the Faircom corporate office was a very small operation. While that facility and expense have been maintained, the Company's primary administrative offices are now located in Covington, Kentucky. The cost of additional executive personnel and administrative expense amounted to approximately $940,000 from June 16, 1998 through December 31, 1998 as a result of the merger. Additionally, the issuance of stock options granted as of June 15, 1998 to two officers of Faircom pursuant to the terms of the merger agreement between the Company and Faircom resulted in the recognition, as of such date of grant, of approximately $530,000 in additional compensation expense which is included in corporate general and administrative expense for 1998. Consequently, 1998 operating loss of $433,000 compared unfavorably with operating income of $1,015,000 in 1997.

         Interest expense was $2,883,000 in 1998 as compared with $1,331,000 in 1997 principally due to debt incurred in connection with the June 1998 Transactions and to a lesser extent to debt incurred in connection with the acquisition of the Mansfield Stations and the Shelby Station (defined below).

         There were no federal, state or local income taxes in 1998 as a result of a taxable loss.

         In 1998, net loss declined to $4,460,000 from $4,696,000 in 1997 as a result of the increase in operating losses and the increase in interest expense offset by lower net extraordinary losses from debt extinguishment.

         In addition to developing the infrastructure to support a large radio group, the Company refined its definition of markets which it targets for operation. The Company has decided to concentrate on markets which have a minimum of approximately $8,000,000 in market advertising revenue and where the Regent stations have the potential to generate at least $1,000,000 in annual broadcast cash flow. The St. Cloud Stations, which are expected to be acquired during the second quarter of 1999, meet these criteria. In addition, the Company has entered into agreements for the sales of its Flagstaff and Kingman/Bullhead City, Arizona radio stations (the "Arizona Stations"), which also do not meet this strategic objective. Applications for FCC approval of these sales are pending.

         1997 Compared to 1996.

         The results of Faircom's operations for the year ended December 31, 1997 compared to the year ended December 31, 1996 are not comparable or necessarily indicative of results in the future due to the significance of acquisitions.

         As of June 30, 1997, Faircom, through a wholly-owned subsidiary, Faircom Mansfield Inc. ("Faircom Mansfield"), acquired the assets and operations of two radio stations, WMAN-AM and WYHT-FM, both located in Mansfield, Ohio (the "Mansfield Stations") for aggregate cash consideration of $7,650,000. The acquisition has been accounted for as a purchase, and accordingly the operating results of the Mansfield Stations have been included in the Consolidated Statements of Operations from the acquisition date.

         The increase in Faircom's net broadcasting revenues in 1997 as compared with 1996 resulted principally from the ownership and operation of the Mansfield Stations during 1997. Net broadcasting revenues increased to $5,993,000 from $4,874,000, or 23.0%, in 1997 as compared with 1996.

         Station operating expenses increased in 1997 as compared with 1996, primarily as a result of the acquisition of the Mansfield Stations. Such increase was to $3,860,000 from $2,993,000, or 29.0%, in 1997 as compared with 1996.

         Depreciation and amortization and interest expense increased in 1997 as compared with 1996 as a result of the addition of assets and debt incurred in connection with the acquisition of the Mansfield Stations.

         Taxes on income for both 1997 and 1996 related principally to state income taxes. There were no current federal income taxes in 1997, as a result of a taxable loss. Current federal income taxes in 1996 were offset in full by the utilization of net operating loss carryforwards. Faircom has provided valuation allowances equal to its deferred tax assets because of uncertainty as to their future utilization. The deferred tax assets relate principally to net operating loss carryforwards. Although Faircom was marginally profitable in 1994 through 1996, the loss in 1997 along with substantial historical losses caused management to conclude that it was still premature to reduce the valuation allowance.

         As a result principally of an extraordinary loss from debt extinguishment of $4,703,000, offset in part by an extraordinary gain from debt extinguishment of $370,000, net loss was $4,696,000 for 1997 compared to net income of $279,000 in 1996.

         Seasonality.

         The financial results of the Company's business are seasonal.
Revenues are generally higher in the second, third and fourth calendar quarters than in the first quarter.

         LIQUIDITY AND CAPITAL RESOURCES

         In 1998, net cash used in operating activities was $385,000 compared with net cash provided by operating activities of $418,000 for 1997. In 1998, proceeds from the issuance of long-term debt and preferred stock provided substantially all of the funds used in operating activities, as well as funds used for the acquisition of radio stations, capital expenditures, principal payments on long-term debt and other investing and financing activity cash requirements. As a result, there was a net decrease in cash of $57,000 in 1998 compared with a net increase of $412,000 in 1997.

         The Company's borrowings are made under an agreement with a group of lenders (as amended through the latest amendment dated February 24, 1999, the "Credit Agreement") which provides for a senior reducing revolving credit facility with a commitment of up to $55,000,000 expiring March 31, 2005 (the "Revolver"). The Credit Agreement permits the borrowing of available credit for working capital and acquisitions, including related acquisition expenses. In addition, the Company may request from time to time that the lenders issue letters of credit in accordance with the same provisions as the Revolver. At December 31, 1998, the Company had borrowed $34,900,000 under the Credit Agreement and had approximately $479,000 in cash balances. The remaining unused portion of the Revolver of $20,100,000 was available to finance other acquisitions, subject to restrictions contained in the Credit Agreement.

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

         Beginning January 1, 1999, the Company is required to maintain an interest rate coverage ratio (EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to annual interest rate cost); a fixed charge coverage ratio (EBITDA to annual fixed charges); and a financial leverage ratio (total debt to Adjusted EBITDA, as defined in the Credit Agreement). Schedules of these covenants follow:

       -----------------------------------------------------------------------------------------------------
                                          Minimum Interest Coverage Ratio
       -----------------------------------------------------------------------------------------------------
                            Time Period                              Minimum Interest Coverage Ratio
       -----------------------------------------------------------------------------------------------------
            January 1, 1999   -   March 31, 1999                             0.95:1.00
       -----------------------------------------------------------------------------------------------------
              April 1, 1999   -   June 30, 1999                              1.30:1.00
       -----------------------------------------------------------------------------------------------------
               July 1, 1999   -   September 30, 1999                         1.40:1.00
       -----------------------------------------------------------------------------------------------------
            October 1, 1999   -   December 31, 1999                          1.60:1.00
       -----------------------------------------------------------------------------------------------------
            January 1, 2000   -   March 31, 2000                             1.75:1.00
       -----------------------------------------------------------------------------------------------------
              April 1, 2000   -   and thereafter                             2.00:1.00
       -----------------------------------------------------------------------------------------------------

       -----------------------------------------------------------------------------------------------------
                                           MINIMUM FIXED COVERAGE RATIO
       -----------------------------------------------------------------------------------------------------
                            Time Period                                Minimum Fixed Coverage Ratio
       -----------------------------------------------------------------------------------------------------
            January 1, 1999   -   March 31, 1999                             0.60:1.00
       -----------------------------------------------------------------------------------------------------
              April 1, 1999   -   June 30, 1999                              0.80:1.00
       -----------------------------------------------------------------------------------------------------
               July 1, 1999   -   September 30, 1999                         0.90:1.00
       -----------------------------------------------------------------------------------------------------
            October 1, 1999   -   December 31, 1999                          1.05:1.00
       -----------------------------------------------------------------------------------------------------
            January 1, 2000   -   and thereafter                             1.10:1.00
       -----------------------------------------------------------------------------------------------------

       -----------------------------------------------------------------------------------------------------
                                              MAXIMUM LEVERAGE RATIO
       -----------------------------------------------------------------------------------------------------
                            Time Period                                   Maximum Leverage Ratio
       -----------------------------------------------------------------------------------------------------
              January 1, 1999    -  December 30, 1999                        6.75:1.00
       -----------------------------------------------------------------------------------------------------
            December 31, 1999    -  March 30, 2000                           6.25:1.00
       -----------------------------------------------------------------------------------------------------
               March 31, 2000    -  June 29, 2000                            6.00:1.00
       -----------------------------------------------------------------------------------------------------
                June 30, 2000    -  September 29, 2000                       5.75:1.00
       -----------------------------------------------------------------------------------------------------
           September 30, 2000    -  December 30, 2000                        5.25:1.00
       -----------------------------------------------------------------------------------------------------
            December 31, 2000    -  March 30, 2001                           4.75:1.00
       -----------------------------------------------------------------------------------------------------
               March 31, 2001    -  June 29, 2001                            4.25:1.00
       -----------------------------------------------------------------------------------------------------
                June 30, 2001    -  September 29, 2001                       3.75:1.00
       -----------------------------------------------------------------------------------------------------
           September 30, 2001    -  and thereafter                           3:50:1.00
       -----------------------------------------------------------------------------------------------------

         To maintain compliance with these covenants, the Company must reduce its outstanding borrowings during the second and third quarters of 1999. It intends to do this through proceeds from the sales of the Arizona Stations as well as the sale of the Company's operations in another non-strategic market. Sales of the Arizona Stations are expected to close during the second quarter of 1999, pending receipt of FCC consent. The Company is currently seeking a buyer for such other non-strategic market and expects to be able to consummate such sale during the third quarter of 1999. If these sales were to be delayed, the Company would request waivers from its lenders to allow more time for the sales to close or to raise additional equity to reduce its debt.

         Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the LIBOR rate (established October 1, 1998 at 5.31% and effective at that same rate at December 31, 1998) plus 1.50% to 3.50% or the base rate announced by the Bank of Montreal (7.75% at December 31, 1998) plus .25% to 2.25%. The spreads over the LIBOR rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company will pay quarterly commitment fees equal to 3/8% to 1/2% per annum, depending upon the Company's financial leverage, on the unused portion of the commitment under the Credit Agreement. The Company also is required to pay certain other fees to the agent and the lenders for the administration and use of the credit facility.

         In connection with the 1997 acquisitions of KCBQ(AM) in San Diego, California and an option to acquire WSSP(FM) in Charleston, South Carolina, the Company issued notes in the maximum principal amounts of $6,000,000 and $1,500,000, respectively. The San Diego note, which is collateralized by the assets of the San Diego station, matures on the earlier of June 4, 2002 or the sale of the San Diego station, and bears interest at 10% on any unpaid principal after maturity. The Company is currently seeking a buyer for the San Diego station. During 1998, the Company agreed to sell the Charleston station and consummated the sale of that station in March 1999. At that time, the Charleston note, which was collateralized by the assets of the Charleston station, was paid in full. Based upon the Company's expectation that these stations would be sold during 1999, $7,500,000, representing the principal amount of both notes, was classified as a current liability at December 31, 1998 with an offsetting current asset in that amount, designated as "assets held for sale."

         In the first quarter of 1999, the Company received approximately $5,030,000 in gross proceeds from the issuance of shares of its Series F and G Convertible Preferred Stock at $5.00 per share. In addition, the purchasers of the Series F Convertible Preferred Stock have committed an additional $5,082,000 to the purchase of an additional 1,016,000 shares of the Company's Series F Convertible Preferred Stock at $5.00 per share, to fund acquisitions by the Company. The Company intends to draw on the balance of the committed funds to help finance the pending acquisition of the St. Cloud Stations.

         Based on current interest rates and accrued interest expense as of December 31, 1998, the Company believes its interest payments for 1999 will be approximately $3,240,000. Debt principal payments are expected to be $980,000 for 1999. Corporate general and administrative expense and capital expenditures for 1999 are estimated to be approximately $2,065,000 and $1,070,000, respectively. Of the $1,070,000 in capital expenditures, approximately $770,000 is required to be made in 1999 under the terms of the Credit Agreement. In addition, during the first quarter of 1999, the Company paid approximately $1,200,000 of deferred professional fees which were mostly incurred in connection with the June 1998 Transactions. The Company intends to pay the remaining balance of approximately $286,000 in deferred professional fees in 1999. For these payments, aggregating $8,841,000, the Company has used or will utilize net cash provided by operations, current cash balances, and proceeds from the issuance of Series F and G Convertible Preferred Stock received in the first quarter of 1999.

         The Company believes net cash from operations, cash balances, and the proceeds from the sales of the Arizona Stations and the Company's other non-strategic property will be sufficient to reduce borrowings under the Credit Agreement to allow the Company to maintain compliance with all covenants and to meet the Company's interest expense, and any required principal payments, corporate expenses and capital expenditures in the foreseeable future, based on its projected operations and indebtedness.

         In addition to the Company's pending acquisition of the St. Cloud Stations, which the Company intends to finance through borrowings against the unused portion of its Credit Agreement and the $5,082,000 additional commitment from the holders of its Series F Convertible Preferred Stock, the Company is actively pursuing a number of acquisitions of radio stations in a number of markets. Any such acquisitions would be financed from borrowings against the unused portion of its Credit Agreement (less any utilization of such portion for working capital needs) and through additional equity offerings, which the Company intends to pursue in the second quarter of 1999. There can be no assurance, however, that any of such acquisitions will be consummated or that all or any portion of such financing will be available.

         MARKET RISK

         The Company is exposed to the impact of interest rate changes because of borrowings under its Credit Agreement. It is the Company's policy to enter into interest rate transactions only to the extent considered necessary to meet its objectives and to comply with the requirements of its Credit Agreement. The Company has not entered into interest rate transactions for trading purposes. At December 31, 1998, the Company had $34,900,000 outstanding under its Credit Agreement. The Company's future commitments under its Credit Agreement is contingent upon the quarterly reduction requirements of the Credit Agreement ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") and the outstanding borrowings that the Company has at a particular time.

         To satisfy the requirements of its Credit Agreement, the Company entered into a two-year collar agreement with the Bank of Montreal effective August 17, 1998 for a notional amount of $34,400,000 to mitigate the risk of increasing interest rates created by the borrowing under its Credit Agreement. This agreement is based on the three-month LIBOR or bank rate, has a Cap Rate, as defined, of 6.50% and a Floor Rate, as defined, of 5.28%. These rates are exclusive of additional spreads over the LIBOR or bank rate depending upon the Company's financial leverage. Based on the $34,900,000 principal amount outstanding under the Company's credit facility at December 31, 1998, the annual interest expense would fluctuate by a maximum of $420,000 on $34,400,000, exclusive of leverage spreads over the LIBOR or bank rate. Any fluctuation on the remaining $500,000 would not have a material effect on the Company.

         Each series of the Company's redeemable preferred stock is carried at its fair market value, which, at December 31, 1998, equaled its liquidation value. Holders of the redeemable preferred stock may require the Company, subject to certain conditions, to repurchase their shares at any time after five years from issuance.

         YEAR 2000 COMPUTER SYSTEM COMPLIANCE

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

         The Company utilizes various information technology (IT) systems in the operation of its business, including accounting and financial reporting systems and local and wide area networking infrastructure. In addition to IT systems, the Company is also reliant on several non-information technology (non-IT) systems, which could potentially pose Y2K issues, including traffic scheduling and billing systems and digital audio systems providing automated broadcasting. Finally, in addition to the risks posed by Y2K issues involving its own IT and non-IT systems, the Company could also be affected by any Y2K problems experienced by its key business partners, which include local and national advertisers, suppliers of communications services, financial institutions and suppliers of utilities. The Company's plans to address the Y2K issue involve four phases: (a) assessment of the existence, nature and risk of Y2K problems affecting the Company's systems; (b) remediation of the Company's systems, whether through repair, replacement or upgrade, based on the findings of the assessment phase; (c) testing of the enhanced or upgraded systems; and (d) contingency planning.

         In the fourth quarter of 1998, the Company engaged the services of an independent Y2K consultant in order to analyze the scope of the Company's Y2K compliance issues and to initiate formal communications with its advertisers, suppliers, lenders and other key business partners to determine their exposure to the Y2K issue.

         During the first quarter of 1999, the assessment phase was completed with respect to the IT-systems and non-IT systems. Based on the findings of the assessment phase, a detailed plan was developed for the remaining phases (remediation, testing and contingency planning).

         A summary of the status of the Company's Y2K plans in the IT and non-IT areas follows.

         IT Systems

         During the assessment phase, the Company evaluated the level of Y2K compliance of IT systems and hardware in its executive offices and all markets. All financial and networking systems which have been determined to be non-compliant will be upgraded in the second quarter of 1999 and tested by the end of the third quarter of 1999. Costs associated with the upgrades are expected to be immaterial. The Company has assessed several of its personal computers ("PCs") to be non-compliant. Several of the non-compliant PCs are either upgradable at a minimal cost or are used for tasks where non-compliance will not impact their functionality. There are PCs which will need to be replaced in 1999 and the cost of replacement is included in the Company's capital plan. All necessary upgrades will occur by the end of the third quarter of 1999. Most of the replacements will take place by the end of the third quarter; however, a portion will occur in the fourth quarter.

         Non-IT Systems

         The Company acquired all but one of its radio stations on or after June 15, 1998 from several independent operators. As part of the Company's ongoing plan to provide its stations with a standardized digital audio broadcast system and, thus, to realize certain of the efficiencies of operating as a larger broadcast group, the Company has been systematically upgrading the broadcast systems and other technical equipment at its stations. Although this upgrading plan has had a business purpose independent of the Y2K compliance issue, the Company has required, as a matter of course, written assurance from its suppliers that the new broadcast systems are Y2K compliant. With respect to those properties which the Company expects to own on January 1, 2000, the upgrading project is 70% complete, with the installation of new Y2K compliant broadcast systems having been completed for the Company's stations in all of its markets except the Chico, California, Mansfield, Ohio and Redding, California markets. The costs of the upgrade project have been included in capital expenditures. Upgrades in the Chico, California and the Mansfield, Ohio markets commenced during the first quarter of 1999 and are expected to be completed by the end of the second quarter of 1999. The upgrade in Redding will occur in the third quarter in conjunction with an expansion of the Company's facility in the market. The Company plans to conduct and complete its own testing of the broadcast systems at all of its stations by the end of the third quarter of 1999. The cost associated with this testing is expected to be immaterial.

         The traffic scheduling and billing systems currently utilized at the Company's stations are provided by two suppliers on a Y2K compliant basis, with the exception of the Company's stations located in the Victorville, California market. To confirm Y2K compliance of its traffic and billing systems, the Company intends to conduct and complete tests of these systems during the second quarter of 1999. By the third quarter of 1999, the Company intends to have replaced its traffic and billing systems at the Victorville stations with a system provided by suppliers utilized by the Company's other stations.

         During the first quarter of 1999, the Company compiled a detailed inventory of key business partners and prioritized the list based on potential impact to the Company in the event that the business partners experienced severe operational or financial hardship as a result of Y2K non-compliance. Each business partner was contacted and asked to fill out a detailed questionnaire regarding its own Y2K assessment. Follow-up on responses will occur in the second quarter of 1999 and action steps will be developed based on the responses.

         The Company has budgeted $100,000 in 1999 for capital expenditures and $50,000 for expenses involved in Y2K remediation. The Company does not expect total expenditures to exceed the total budgeted amount.

         Although the Company has not received any information to date that would lead it to believe its internal Y2K compliance issues will not be able to be resolved on a timely basis or that the related costs will have a material adverse effect on the Company's operations, cash flows or financial condition, the assessment phase of the Company's plans relative to its business partner interfaces will continue through the second quarter of 1999. The remediation phase is also not complete with respect to the broadcast systems at the Company's Chico, Redding and Mansfield stations, and no actual testing of the Company's enhanced or upgraded systems has been conducted. Accordingly, unexpected costs associated with the remediation of the Company's systems or with interruption of operation of the Company's stations could occur and, if significant, could have a material adverse effect on the Company's operations, cash flows and financial condition. The most reasonably likely worst-case scenarios include loss of power and communications links. The impact of these uncertainties on the Company's results of operations, liquidity and financial condition, is not determinable. Based on the assessment of external and non-IT system risks and the testing to be undertaken by the Company, contingency plans will be developed for all critical systems by the end of the third quarter of 1999. Testing of contingency plans will occur in the third and fourth quarters of 1999.

         CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Form 10-K includes certain forward-looking statements with respect to the Company that involve risks and uncertainties. Such statements are influenced by the Company's financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, and are expressed with words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "project" and other similar expressions. Although the Company believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which the Company operates, including, in particular, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, and changes in the regulatory climate affecting radio broadcast companies. Such forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If the Company does update or correct one or more forward-looking statements, readers should not conclude that the Company will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item 7A is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" and is incorporated under this Item 7A by this reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                 Pages
Financial Statements:

Reports of Independent Accountants                                 19

    Consolidated Statements of Operations for
    the three years ended December 31, 1998, 1997 and 1996         20

    Consolidated Balance Sheets for the years ended
    December 31, 1998 and 1997                                     21

    Consolidated Statements of Cash Flows for the
    three years ended December 31, 1998, 1997 and 1996             22

    Statement of Changes in Shareholders' Deficit                  23

    Notes to Consolidated Financial Statements                     24

Financial Statement Schedule:

    Report of Independent Accountants on Financial
    Statement Schedule                                             45

    II -- Valuation and Qualifying Accounts                        45


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
  Regent Communications, Inc.


In our opinion, the accompanying consolidated balance sheet as of December 31, 1998 and the related consolidated statements of operations, of cash flows, and of changes in shareholders' deficit present fairly, in all material respects, the financial position of Regent Communications, Inc. (the "Company") at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of the Company, prior to the retroactive adjustments referred to below, as of December 31, 1997 and for each of the two years in the period then ended were audited by other independent accountants whose report dated January 21, 1998 expressed an unqualified opinion on those statements.

We also audited the adjustments described in Note 1 to the consolidated financial statements that were applied to retroactively adjust the 1997 and 1996 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

PricewaterhouseCoopers LLP

Cincinnati, Ohio
March 30, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Faircom Inc.

We have audited the consolidated balance sheet of Faircom Inc. as of December 31, 1997 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 1997 and 1996 (see
Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Faircom Inc. at December 31, 1997 and the consolidated results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



                                                             BDO Seidman, LLP

Melville, New York
January 21, 1998

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------


                                                          1998                1997                1996
                                                     ------------         -----------         -----------
Gross broadcast revenues                             $ 16,046,968         $ 6,696,564         $ 5,517,586
  Less agency commissions                              (1,275,445)           (703,273)           (643,632)
                                                     ------------         -----------         -----------
    Net broadcast revenues                             14,771,523           5,993,291           4,873,954

Station operating expenses                             11,051,165           3,860,331           2,993,219
Depreciation and amortization                           2,281,497             726,564             321,263
Corporate general and administrative expenses           1,872,182             391,252             336,643
                                                     ------------         -----------         -----------
    Operating income (loss)                              (433,321)          1,015,144           1,222,829

Interest expense                                        2,883,251           1,330,676             913,643
Other income, net                                          26,648              24,537               7,346
                                                     ------------         -----------         -----------
  Income (loss) before income taxes and
    extraordinary items                                (3,289,924)           (290,995)            316,532
Income tax expense                                             --              71,542              37,692
                                                     ------------         -----------         -----------
Income (loss) before extraordinary items               (3,289,924)           (362,537)            278,840
Extraordinary gain from debt
  extinguishment, net of taxes                                 --             370,060                  --
Extraordinary loss from debt
  extinguishment, net of taxes                         (1,170,080)         (4,703,370)                 --
                                                     ------------         -----------         -----------
Net income (loss)                                    $ (4,460,004)        $(4,695,847)        $   278,840
                                                     ============         ===========         ===========

Income (loss) applicable to common shares:
  Net income (loss)                                  $ (4,460,004)        $(4,695,847)        $   278,840
  Preferred stock dividend requirements                (2,165,471)                 --                  --
  Preferred stock accretion                            (4,787,311)                 --                  --
                                                     ------------         -----------         -----------
Income (loss) applicable to common shares            $(11,412,786)        $(4,695,847)        $   278,840
                                                     ============         ===========         ===========

Basic net income (loss) per common share:
  Before extraordinary items                         $     (42.67)        $     (1.51)        $      1.16
  Extraordinary items                                       (4.88)             (18.06)                 --
                                                     ------------         -----------         -----------
    Net income (loss) per common share               $     (47.55)        $    (19.57)        $      1.16
                                                     ============         ===========         ===========

Weighted average number of common shares
  used in basic calculation                               240,000             240,000             240,000

Diluted net income (loss) per common share:
  Before extraordinary items                         $     (42.67)        $     (1.51)         $     1.16
  Extraordinary items                                       (4.88)             (18.06)                 --
                                                     ------------         -----------         -----------
      Net income (loss) per common share             $     (47.55)        $    (19.57)        $      1.16
                                                     ============         ===========         ===========
Weighted average number of common shares
  used in diluted calculation                             240,000             240,000             240,000

   The accompanying notes are an integral part of these financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                                                 1998              1997
                                                                                             ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                                                  $    478,545      $    535,312
  Accounts receivable, less allowance for doubtful accounts
     of $268,000 in 1998 and  $32,000 in 1997                                                   3,439,372         1,358,002
  Other current assets                                                                            200,828            25,918
  Assets held for sale                                                                          7,500,000                --
                                                                                             ------------      ------------
       Total current assets                                                                    11,618,745         1,919,232

Property and equipment, net                                                                     9,303,975         2,156,244
Intangible assets, net                                                                         45,023,940         7,701,341
Other assets, net                                                                               1,671,210         1,233,737
                                                                                             ------------      ------------
       Total assets                                                                          $ 67,617,870      $ 13,010,554
                                                                                             ============      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                                           $  1,005,327      $     87,280
  Accrued expenses                                                                              2,772,612           233,955
  Interest payable                                                                                769,367           108,391
  Current portion of long-term debt                                                               980,000           430,005
  Notes payable                                                                                 7,500,000                --
                                                                                             ------------      ------------
       Total current liabilities                                                               13,027,306           859,631
                                                                                             ------------      ------------
Long-term debt, less current portion                                                           34,617,500        21,911,611
Warrants and other long-term liabilities                                                        2,643,579           421,050
                                                                                             ------------      ------------
       Total liabilities                                                                       50,288,385        23,192,342

Commitments and contingencies

Redeemable preferred stock:
  Series A convertible preferred stock, $5.00 stated value, 620,000 shares authorized;
     620,000 shares issued and outstanding-liquidation value: $3,433,109                        3,433,109                --
  Series B senior convertible preferred stock, $5.00 stated value, 1,000,000 shares
     authorized; 1,000,000 shares issued and outstanding-liquidation value: $5,372,054          5,372,054                --
  Series D convertible preferred stock, $5.00 stated value, 1,000,000 shares authorized;
     1,000,000 shares issued and outstanding-liquidation value: $5,231,441                      5,231,441                --
  Series F convertible preferred stock, $5.00 stated value, 4,100,000 shares authorized;
     2,450,000 shares issued and outstanding-liquidation value: $12,839,454                    12,839,454                --
                                                                                             ------------      ------------
       Total redeemable preferred stock                                                        26,876,058                --

Shareholders' deficit:

Preferred stock:
  Series C convertible preferred stock, $5.00 stated value, 4,000,000 shares authorized;
     3,720,620 shares issued and outstanding-liquidation value: $19,311,291                     1,584,820                --
  Series E convertible preferred stock, $5.00 stated value, 5,000,000 shares authorized;
     447,842 shares issued and outstanding-liquidation value: $2,324,453                        2,239,210                --
Common stock, $.01 par value, 30,000,000 shares authorized;
     240,000 shares issued and outstanding  (Note 1)                                                2,400             2,400
Additional paid-in capital                                                                      3,948,384         2,677,195
Retained deficit                                                                              (17,321,387)      (12,861,383)
                                                                                             ------------      ------------
       Total shareholders' deficit                                                             (9,546,573)      (10,181,788)
                                                                                             ------------      ------------
       Total liabilities and shareholders' deficit                                           $ 67,617,870      $ 13,010,554
                                                                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

\REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------

                                                                                        1998              1997           1996
                                                                                   ------------      ------------      ---------
Cash flows from operating activities:
  Net income (loss)                                                                $ (4,460,004)     $ (4,695,847)     $ 278,840

  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                    2,281,497           726,564        321,263
     Amortization of deferred rental income                                             (34,008)          (34,008)       (34,005)
     Provision for doubtful accounts                                                    174,051            46,308         25,660
     Provision for appraisal rights                                                          --                --        215,000
     Noncash charge for debt extinguishments                                            804,580         4,333,310             --
     Noncash charge for corporate option compensation                                   530,264                --             --
     Amortization of deferred financing costs                                           234,897                --             --
     Increase (decrease) in cash flows from changes in operating assets and liabilities:
        Accounts receivable                                                            (344,209)         (234,538)      (250,620)
        Prepaid expenses                                                                335,644           (13,326)        (6,809)
        Other assets                                                                         --                --         (1,325)
        Accounts payable                                                               (401,283)           10,427         17,907
        Accrued expenses                                                               (167,344)          (24,751)       (19,581)
        Interest payable                                                                660,976           254,603       (167,714)
                                                                                   ------------      ------------        -------
Net cash (used in) provided by operating activities                                    (384,939)          418,244        378,616

Cash flows from investing activities:
  Acquisitions of radio stations, net of cash acquired                              (31,440,795)       (7,831,180)            --
  Capital expenditures                                                                 (818,919)         (131,701)       (63,440)
                                                                                   ------------      ------------        -------
     Net cash used in investing activities                                          (32,259,714)       (7,962,881)       (63,440)

Cash flows from financing activities:
  Proceeds from issuance of Series A, B, D and F Convertible
     Preferred Stock                                                                 20,150,000                --             --
  Proceeds from long-term
debt                                                                                 36,000,000        23,000,000             --
  Principal payments on and purchase of long-term
debt                                                                                (20,749,410)      (13,194,135)      (510,502)
  Payments for deferred financing costs                                              (1,292,042)         (834,137)       (44,985)
  Payment of issuance costs                                                          (1,520,662)               --             --
  Payment of appraisal right liability                                                       --        (1,015,000)            --
                                                                                   ------------      ------------        -------
  Net cash (used in) provided by financing activities                                32,587,886         7,956,728       (555,487)
                                                                                   ------------      ------------        -------
Net increase (decrease) in cash and cash equivalents                                    (56,767)          412,091       (240,311)
Cash and cash equivalents at beginning of period                                        535,312           123,221        363,532
                                                                                   ------------      ------------        -------
Cash and cash equivalents at end of period                                         $    478,545      $    535,312      $ 123,221
                                                                                   ============      ============      =========

Supplemental schedule of non-cash investing and financing activities:
     Conversion of Faircom Inc.'s convertible  subordinated
        promissory notes to Faircom Inc. common stock                              $ 10,000,000
     Liabilities assumed in acquisitions                                           $ 11,680,322
     Series E convertible preferred stock issued in conjunction with the acquisition of Alta California Broadcasting, Inc. and Topaz
        Broadcasting, Inc.                                                         $  2,239,210
     Series C convertible preferred stock issued in conjunction with
        the merger between Faircom Inc. and the Company                            $  1,618,681
     Series A and B convertible preferred stock warrants                           $    310,000

   The accompanying notes are an integral part of these financial statements.

REGENT COMMUNICATIONS, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                    SERIES C         SERIES E
                                                  CONVERTIBLE       CONVERTIBLE            ADDITIONAL                    TOTAL
                                                    PREFERRED        PREFERRED    COMMON     PAID-IN      RETAINED     SHAREHOLDERS'
                                                      STOCK            STOCK      STOCK      CAPITAL       DEFICIT        DEFICIT
                                                    -----------   -------------   ------   -----------   ------------   -----------
Balance, December 31, 1995
  (retroactively restated)                                                       $2,400   $ 2,677,195   $ (8,444,376)  $ (5,764,781)

Net income                                                                                                   278,840        278,840
                                                   -----------     -----------   ------   -----------   ------------   ------------
Balance, December 31, 1996                                                        2,400     2,677,195     (8,165,536)    (5,485,941)

Net loss                                                                                                  (4,695,847)    (4,695,847)
                                                   -----------     -----------   ------   -----------   ------------   ------------
Balance, December 31, 1997                                                        2,400     2,677,195    (12,861,383)   (10,181,788)

Conversion of Faircom Inc.'s
  Class A and Class B convertible
  subordinated promissory notes                                                            10,000,000                   10,000,000

Issuance of 3,720,620 shares of
  Series C convertible preferred
  stock and retirement of 26,390,199
  shares of Faircom Inc. common stock
  and recordation of the effect of
  recapitalization due to the reverse
  merger with Faircom Inc.                         $ 1,584,820                             (3,000,000)                  (1,415,180)

Issuance of Faircom Inc. employee
  stock options immediately converted
  into options to purchase 157,727
  shares of Series C convertible preferred
  stock in conjunction with the merger                                                        530,264                      530,264

Issuance of Series A redeemable
  preferred stock warrants exercisable
  for 80,000 shares of common stock                                                           160,000                      160,000

Issuance of 205,250 shares of Series E
  convertible preferred stock in
  connection with the acquisition of Alta
  California Broadcasting, Inc.                                    $ 1,026,250                                           1,026,250

Issuance of 242,592 shares of Series E
  convertible preferred stock in
  connection with the acquisition of Topaz
  Broadcasting, Inc.                                                 1,212,960                                           1,212,960

Dividends and accretion on Series A, B, D,
  and F redeemable convertible preferred stock                                             (6,419,075)                  (6,419,075)

Net loss                                                                                                  (4,460,004)   (4,460,004)
                                                   -----------     -----------   ------   -----------   ------------   -----------
Balance, December 31, 1998                         $ 1,584,820     $ 2,239,210   $2,400   $ 3,948,384   $(17,321,387)  $(9,546,573)
                                                   ===========     ===========   ======   ===========   ============   ===========

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         Regent Communications, Inc. (including its wholly-owned subsidiaries, the "Company") was formed to acquire, own and operate radio stations in small and medium-sized markets in the United States. The Company acquired, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. ("Faircom") for 3,720,620 shares of the Company's Series C Convertible Preferred Stock. The acquisition has been treated for accounting purposes as the acquisition of the Company by Faircom under the purchase method of accounting, with Faircom as the accounting acquirer. Consequently, the historical financial statements prior to June 15, 1998, the date of merger, are those of Faircom. Faircom operated radio stations through its wholly-owned subsidiaries in Flint, Michigan and, effective June 30, 1997, in Mansfield, Ohio (see Note 2). As a result of the Faircom merger, Faircom's historical shareholder deficit and earnings per share information have been retroactively restated to reflect the number of common shares outstanding subsequent to the merger, with the difference between the par value of the Company's and Faircom's common stock recorded as an offset to additional paid-in capital.


2.       CONSUMMATED ACQUISITIONS

         On June 30, 1997, Faircom acquired the assets and operations of two commercial radio stations located in Mansfield, Ohio (the "Mansfield Stations"), pursuant to the terms of an asset purchase agreement dated May 20, 1997 for $7,350,000 in cash. In addition, Faircom paid $300,000 in cash to one of the sellers in consideration of a five year non-compete agreement. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings under Faircom's senior secured term notes (see Note 4). Faircom allocated approximately $1,089,000 of the purchase price to property and equipment and approximately $6,261,000 to the related Federal Communications Commission (FCC) licenses. The fair values of the acquired assets were determined by an independent valuation. The excess cost over the fair market value of the net assets acquired and the FCC licenses related to this acquisition are being amortized over three to 15-year periods.

         On January 21, 1998, Faircom acquired substantially all of the assets and operations of radio station WSWR-FM in Shelby, Ohio (the "Shelby Station") for $1,125,000 in cash. The acquisition was accounted for under the purchase method of accounting and was principally financed through the borrowing of $1,100,000 represented by a subordinated promissory note. The fair values of the acquired assets were determined by an independent valuation. Faircom allocated substantially all of the purchase price to the related FCC licenses. The excess cost over the fair market value of net assets acquired and the FCC licenses related to this acquisition are being amortized over a 15-year period.

         On June 15, 1998, concurrent with the Faircom merger, the following acquisitions (the "June 15 Acquisitions") were consummated. The acquisitions were accounted for under the purchase method of accounting and the fair value of the acquired assets were determined by independent valuations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         The Company acquired all of the outstanding capital stock of The Park Lane Group ("Park Lane") for approximately $24,038,000 in cash and assumed liabilities. Park Lane owned 16 radio stations in California and Arizona. At the time of the acquisition, the Company entered into a one-year consulting and non-competition agreement with the President of Park Lane, providing for the payment of a fee of $200,000.

         The Company acquired the FCC licenses and related assets used in the operation of radio stations KIXW (AM) and KZWY (FM) in Apple Valley, California from Ruby Broadcasting, Inc. (the "Ruby Stations"), an affiliate of Topaz Broadcasting, Inc. ("Topaz"), for $5,985,000 in cash.

         The Company acquired the FCC licenses and related assets used in the operation of radio stations KFLG (AM) and KFLG (FM) in Bullhead City, Arizona from Continental Radio Broadcasting, L.L.C. (the "Continental Stations") for approximately $3,747,000 in cash. The Company separately acquired the accounts receivables of these stations for an additional purchase price of approximately $130,000.

         The Company acquired all of the outstanding capital stock of Alta California Broadcasting, Inc. ("Alta") for $2,635,000 in cash and assumed liabilities and 205,250 shares of the Company's Series E Convertible Preferred Stock. Alta owned four radio stations in California.

         The Company acquired all of the outstanding capital stock of Topaz for 242,592 shares of the Company's Series E Convertible Preferred Stock. Immediately following the acquisition of Topaz, the Company acquired the FCC licenses and operating assets of radio station KIXA (FM) in Lucerne Valley, California for $215,000 in cash and assumed liabilities, pursuant to an Asset Purchase Agreement between Topaz and RASA Communications Corp.

         The Company allocated the aggregate purchase price for the June 15 Acquisitions as follows:

                 Accounts receivable               $     143,000
                 Broadcasting equipment and
                   furniture and fixtures              6,503,000
                 FCC licenses                         30,328,000
                 Goodwill                              1,853,000
                 Other                                   360,000
                                                    ------------
                                                    $ 39,187,000
                                                    ============

         Goodwill and FCC licenses related to the June 15 Acquisitions are being amortized over a 40-year period.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The sources for the cash portion of the consideration paid by the Company for the June 15 Acquisitions and the Faircom merger, aggregating approximately $52,900,000 (including approximately $21,100,000 of debt assumed and refinanced with borrowings under the Company's senior reducing revolving credit facility and $3,700,000 of transaction costs) were $34,400,000 borrowed under the Company's senior reducing revolving credit Facility (see Note 4), $18,150,000 in additional equity from the sale of the Company's convertible preferred stock (see Note 5) and approximately $350,000 of the Company's funds.

         On November 30, 1998, the Company purchased substantially all of the assets of radio station KOSS (FM) (formerly KAVC (FM)) located in Lancaster, California from Oasis Radio, Inc. for $1,600,000 in cash. The acquisition was financed through the issuance of additional shares of Series F convertible preferred stock (see Note 5). The acquisition was accounted for under the purchase method of accounting. The excess cost over the fair market value of net assets acquired and FCC licenses related to this acquisition are being amortized over a 40-year period.

         The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition.

         The following unaudited pro forma data summarizes the combined results of operations of the Company, Faircom, the Mansfield Stations, the June 15 Acquisitions and KOSS (FM) as though the acquisitions had occurred at the beginning of each year ended December 31:

                                                                        1998              1997
                                                                   ------------      ------------
         Net broadcast revenues                                    $ 20,018,379      $ 20,675,214

         Loss before extraordinary items                             (8,026,665)       (6,794,745)

         Net loss                                                    (9,196,745)      (11,128,055)

         Net loss per common share before extraordinary items:
           Basic and diluted                                       $     (62.41)     $     (28.31)

         Net loss per common share:
           Basic and diluted                                       $     (67.29)     $     (46.37)


         These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates. The acquisition of the Shelby Station has not been included in the above pro forma information, due to it not having a material effect on the operating results of the Company.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.    SUMMARY OF ACCOUNTING POLICIES

  a.  Consolidation:

      The consolidated financial statements include the accounts of all of the Company's wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts and balances have been reclassified to conform to the current classifications with no effect on financial results.

  b.  Use of Estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  c.  Cash and Cash Equivalents:

      For purposes of the statement of cash flows, the Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates its fair value.

  d.  Property and Equipment:

      Property and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful life of the assets. Buildings are depreciated over forty-years, broadcasting equipment over a six-to-thirteen year life and furniture and fixtures generally over a five-year life. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. For property and equipment retired or sold, the gain or loss is recognized in other income.

  e.  Intangible Assets:

      Intangible assets consist principally of the value of FCC licenses and the excess of the purchase price (including related acquisition costs) over the fair value of net assets of acquired radio stations. These assets are amortized on a straight-line basis over lives ranging from 15- to 40-years. Intangible assets are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flows and profitability projections. If future expected undiscounted cash flows are insufficient to recover the carrying amounts of the asset, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis.

  f.  Deferred Financing Costs and Other Assets:

      Deferred financing costs are amortized on a straight-line basis over the term of the related debt. Non-compete agreements are amortized over the terms of the related agreements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

  g.  Barter Transactions:

      Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. For the year ended December 31, 1998, barter revenue was approximately $731,000, and barter expense was approximately $800,000.

  h.  Concentrations of Credit Risk:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company's customer base and their dispersion across several different geographic areas of the Company.

  i.  Broadcast Revenue:

      Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast.

  j.  Fair Value of Financial Instruments:

          Long-term debt

          The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 1998.

          Redeemable preferred stock

          The fair value of the Company's redeemable preferred stock is estimated based on the market price of a similar financial instrument that has a more readily determinable market value, adjusted as appropriate for any differences in rights. Based on transactions consummated recently, the fair value of the redeemable preferred stock approximates its carrying value at December 31, 1998.

4.    LONG-TERM DEBT

      Long-term debt consists of the following as of December 31:

                                                              1998                1997
                                                          ------------        ------------
      Senior Secured Term Notes (a)                       $         --        $ 12,341,666

      Convertible Subordinated Promissory Notes (b)                 --          10,000,000

      Senior Reducing Revolving Credit Facility (c)         34,900,000                  --

      Subordinated Promissory Note (d)                         600,000                  --

      Non-compete Agreements (e)                                97,500                  --
                                                          ------------        ------------
                                                            35,597,500          22,341,666
      Less:  Current Portion of Long-Term Debt                (980,000)           (430,005)
                                                          ------------        ------------
                                                          $ 34,617,500        $ 21,911,661
                                                          ============        ============

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         Repayment of long-term debt required over each of the years following December 31, 1998 consists of:

                 1999                 $    980,000

                 2000                       62,500

                 2001                       60,000

                 2002                    6,545,000

                 2003                    9,685,000

                 Thereafter             18,265,000
                                      ------------
                                      $ 35,597,500
                                      ============

a.       Senior Secured Term Notes:

         During 1997, Faircom borrowed $12,500,000 under an amended and restated loan agreement (the "1997 Loan Agreement"). The term notes under the 1997 Loan Agreement would have matured on July 1, 2002. Interest on the term notes was at the rate of 4.5% over 30 day commercial paper rates. As of the date that Faircom entered into the 1997 Loan Agreement, certain accrued interest was extinguished, resulting in an extraordinary gain, net of income taxes, of $370,060. On June 15, 1998, the Company terminated the 1997 Loan Agreement using funds obtained from the Company's senior reducing revolving credit facility. As a result of the extinguishment of debt, the Company recognized an extraordinary loss of $1,170,080, net of income taxes, in 1998 consisting of a $366,000 prepayment penalty and the write-off of $804,080 of related deferred financing costs. The effective tax rate applied to the extraordinary gain and loss was zero due to the Company's cumulative loss carryfoward position.

b.       Convertible Subordinated Promissory Notes:

         During 1997, Faircom completed the sale of $10,000,000 aggregate principal amount of its convertible subordinated promissory notes due July 1, 2002 (the "Faircom Notes"). The Faircom Notes consisted of Class A and Class B convertible subordinated promissory notes, each in the aggregate principal amount of $5,000,000, with interest payable at the rate of 7% per annum, compounded quarterly. The proceeds from the sale of the Faircom Notes were used to extinguish existing debt obligations and to pay a portion of the purchase price for the Mansfield Stations. The debt extinguishments resulted in an extraordinary loss of $4,703,370, net of income taxes. The effective tax rate applied to the extraordinary loss was zero due to the Company's cumulative loss carryforward position. The Faircom Notes were converted into a total of 19,012,000 shares of Faircom common stock immediately preceding the merger between the Company and Faircom (see
         Note 1).

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

c.       Senior Reducing Revolving Credit Facility:

         The Company has an agreement with a group of lenders (as amended, the "Credit Agreement") which provides for a senior reducing revolving credit facility with a commitment of up to $55,000,000 expiring in March 2005 (the "Revolver"). In addition, the Company may request from time to time that the lenders issue letters of credit in accordance with the same provisions as the Revolver. During 1998, in conjunction with financing the June 15 Acquisitions, refinancing certain existing debt and providing for additional working capital, the Company borrowed $34,900,000 under the Credit Agreement.

         The Credit Agreement provides for the reduction of the commitment under the Revolver for each of the four quarters ending December 31, 1999 and by increasing quarterly amounts thereafter, and, under certain circumstances, requires mandatory prepayments of any outstanding loans and further commitment reductions. The indebtedness of the Company under the Credit Agreement is collateralized by liens on substantially all of the assets of the Company and its operating and license subsidiaries and by a pledge of the operating and license subsidiaries' stock, and is guaranteed by these subsidiaries. The Credit Agreement contains restrictions pertaining to the maintenance of financial ratios, capital expenditures, payment of dividends or distributions of capital stock and incurrence of additional indebtedness.

         Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the LIBOR rate (established October 1, 1998 at 5.31% and effective at that same rate at December 31, 1998) plus 1.25% to 2.75% or the base rate announced by the Bank of Montreal (7.75% at December 31, 1998) plus 0% to 1.50%. The spreads over the LIBOR rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company must pay quarterly commitment fees equal to 3/8% to 1/2% per annum, depending upon the Company's financial leverage, on the unused portion of the commitment under the Credit Agreement. The Company is also required to pay certain other fees to the agent and the lenders for the administration of the facilities and the use of the credit facility. At December 31, 1998, the Company had paid non-refundable fees totaling approximately $1,671,000 which are classified as other assets in the accompanying Consolidated Balance Sheet and are being amortized over the initial seven-year term of the Revolver.

         As a condition of the Credit Agreement, the Company entered into a two-year collar agreement (the "Collar Agreement") with the Bank of Montreal on August 17, 1998 for a notional amount of $34,400,000. The Collar Agreement is based on the three month LIBOR rate, provides for a CAP Rate, as defined, of 6.5% and a Floor Rate, as defined of 5.28% plus, in each case, the additional spread stipulated under the Credit Agreement.

         Effective January 1, 1999, the Company amended the Credit Agreement in order to cure violations of certain restrictive covenants that existed as of December 31, 1998. The amended Credit Agreement stipulates that the Company must reduce the outstanding amount under the Credit Agreement by $915,000 during the first quarter of 1999; consequently, such amount has been classified as current portion of long-term debt at December 31, 1998. The Company also must consummate the sale of its properties

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         located in Flagstaff and Kingman, Arizona within a specified period of time (see Note 13), divest one other non-strategic market in 1999 and make certain capital expenditures according to an agreed-upon timetable. In addition, the amended Credit Agreement increases the spread applied to the LIBOR rate from 1.25% to 2.75% to 1.50% to 3.50% and the spread applied to the base rate announced by the Bank of Montreal from 0% to 1.50% to .25% to 2.25%.

d.       Subordinated Promissory Note:

         In conjunction with the June 15 Acquisitions, the Company assumed a subordinated promissory note (the "McNulty Note") to McNulty Broadcasting, Inc. ("McNulty") for $600,000. The McNulty Note provides for quarterly principal payments of $15,000 beginning on August 1, 2000. The remaining principal is due May 1, 2005. Interest on the McNulty Note is payable quarterly at a rate of 8.0%

e.       Non-Compete Agreements:

         In conjunction with the June 15 Acquisitions, the Company assumed five year non-compete agreements with McNulty and Island Broadcasting Associates, L.P. in the amounts of $125,000 and $200,000, respectively (the "Non-Compete Agreements"). The Non-Compete Agreements bear no interest and require quarterly payments of $16,250 through May 2000.


5.       CAPITAL STOCK AND REDEEMABLE PREFERRED STOCK

         The Company's Amended and Restated Certificate of Incorporation authorizes 30,000,000 shares of common stock and 20,000,000 shares of preferred stock and designates 620,000 shares as Series A Convertible Preferred Stock ("Series A"), 1,000,000 shares as Series B Senior Convertible Preferred Stock ("Series B"), 4,000,000 shares as Series C Convertible Preferred Stock ("Series C"), 1,000,000 shares as Series D Convertible Preferred Stock ("Series D"), 5,000,000 shares as Series E Convertible Preferred Stock ("Series E"), 4,100,000 shares as Series F Convertible Preferred Stock ("Series F") and, effective January 11, 1999, 4,000,000 shares as Series G Convertible Preferred Stock ("Series G"). The stated value of all series of preferred stock is $5.00 per share.

         Series A, Series C, Series E, Series F and Series G generally have the same voting rights as common stock and each share may be converted at the option of the holder into one share of common stock, subject to adjustment. Series B has no voting power except for specific events and ranks senior to all other series of preferred stock. Each Series B share may be converted at the option of the holder into one-half share of common stock, subject to adjustment. Series D has limited voting power and, each share may be converted at the option of the holder into one share of common stock, which would also have the same limited voting power in certain circumstances. The Company's Board of Directors also has the right to require conversion of all shares of Series A, B, C, D, E, F and G upon the occurrence of certain events. Series A, Series C, Series D, Series E, Series F and Series G have equal rights for the payment of dividends and the distribution of assets and rights upon liquidation, dissolution or winding up of the Company.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         Upon liquidation of the Company, no distribution shall be made (a) to holders of stock ranking junior to the Series B unless the holder of the Series B has received the stated value per share, plus an amount equal to all unpaid dividends or (b) to the holders of stock ranking on a parity with the Series B, except distributions made rateably on the Series B and all other such parity stock. Dividends accrue cumulatively on all series of preferred stock, except Series F and Series G, at an annual rate of $0.35 per share. Dividends accrue cumulatively on Series F and Series G at an annual rate of $0.50 per share and, to the extent not paid in cash, are compounded quarterly at a rate of 10% per annum. The Company may redeem Series A, B and D at the stated value, plus an amount equal to all unpaid dividends to the date of redemption, whether or not declared. Undeclared dividends in arrears on all outstanding series of preferred stock amounted to approximately $2,327,000 or $.54, $.37, $.19, $.23, $.19 and $.24 per share of Series A, Series B, Series C, Series D, Series E and Series F, respectively, at December 31, 1998.

         In conjunction with the closing of the Faircom merger and the June 15 Acquisitions, BMO Financial, Inc., an existing shareholder of the Company, purchased 780,000 shares of Series D for $3,900,000, General Electric Capital Corporation ("GE Capital") paid $3,900,000 to complete its purchase of 1,000,000 shares of Series B and the Chief Operating Officer of the Company purchased 20,000 shares of Series A for $100,000.

         On June 15, 1998, pursuant to a stock purchase agreement with the Company (the "Series F Stock Purchase Agreement"), Waller-Sutton Media Partners, L.P. ("Waller-Sutton") purchased 1,000,000 shares of Series F for $5,000,000. Also on that date, WPB Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P., purchased a total of 650,000 shares of Series F for $3,250,000; the Chairman of Waller-Sutton Management Group, which manages Waller-Sutton, purchased 50,000 shares of Series F for $250,000; GE Capital purchased 250,000 shares of Series F for $1,250,000; and River Cities Capital Fund Limited Partnership ("River Cities") purchased 100,000 shares of Series F for $500,000. In connection with these purchases, the purchasers acquired 10-year warrants to purchase an aggregate of 860,000 shares of the Company's common stock for $5.00 per share. Such warrants can be "put" back to the Company after five years. The 860,000 warrants issued in conjunction with the Series F have been assigned a fair value of $2,459,000 and have been classified under other long-term liability due to the associated "put" rights.

         The Series F Stock Purchase Agreement provides that the terms of the Series F include the right of the holders to require the Company to repurchase the Series F at any time after five years at a price equal to the greater of its fair market value, as defined, or the sum of its stated value of $5.00 per share and all accrued but unpaid dividends thereon, as well as any warrants held by such holders at a price equal to the fair market value of the Company's common stock less the exercise price of such warrants. Holders of the Series A, Series B, Series D and Series G would have similar "put" rights only if the holders of the Series F were to exercise their "put" rights. As of December 31, 1998, Series A, Series B, Series D and Series F (but not Series C and Series E) have been reclassified and excluded from the equity to reflect such anticipated "put" rights. Issuance costs of approximately $2,070,000 for these reclassified shares have been netted against the proceeds.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         In order to induce River Cities, as a holder of Series A, to approve the merger with Faircom, the Company issued to River Cities, upon consummation of the merger, five year warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $5.00 per share. R. Glen Mayfield, a member of the Company's Board of Directors, serves as the general partner of River Cities Management Limited Partnership, which is the general partner of River Cities. The warrants issued to the holders of Series A have been assigned a value of $160,000 and have been classified as additional paid-in capital.

         In order to induce GE Capital, the holder of the Company's Series B, to approve the addition of mandatory conversion rights to the terms of the Series B in conjunction with the issuance of the Series F, the Company issued to GE Capital, upon issuance of the Series F, five year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants issued to the holder of Series B has been assigned a fair value of $150,000 and has been classified as a long-term liability due to associated "put" rights. These "put" rights are subject to the prior exercise of the warrants and exercise of the "put" rights associated with warrants issued to the Series F holders.

         In November 1998, the Company issued 400,000 shares of Series F for $5.00 per share to existing Series F holders on a pro rata basis. The proceeds were used to complete the purchase of KOSS (FM) (see Note 2), finance capital expenditures and meet initial working capital requirements of KOSS (FM).

         In January 1999, the Company issued 372,406 shares of Series G for $5.00 per share to certain executive officers of the Company and Blue Chip Capital Fund II Limited Partnership, an existing holder of Series
         C. The proceeds were used to pay down existing debt under the Credit Agreement and fund working capital needs of the Company.

         In February 1999, the Company issued 633,652 shares of Series F for $5.00 per share to existing Series F holders. The proceeds were used to finance certain capital improvements, fund deferred transaction costs related to the June 15 Acquisitions and the Faircom merger and fund working capital needs of the Company. In addition, the holders of Series F committed an additional $5,082,000 through the purchase of an additional 1,016,000 shares of Series F at $5.00 to fund acquisitions by the Company.


6.       STOCK-BASED COMPENSATION PLAN

         The Regent Communications, Inc. 1998 Management Stock Option Plan (the "1998 Stock Option Plan") provides for the issuance of up to an aggregate of 2,000,000 common shares in connection with the issuance of incentive stock options ("ISO's") and non-qualified stock options ("NQSO's"). The Compensation Committee of the Company's Board of Directors determines eligibility. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date, except in the case of ISO's granted to a 10% owner (as defined), for which the option share price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 1998 Stock Option Plan, the options expire no later than ten years from the date of grant in

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         the case of ISO's (five years in the case of ISOs granted to a 10% owner), no later than ten years and one day in the case of NQSOs, or earlier in either case in the event a participant ceases to be an employee of the Company.

         Effective with the consummation of the Faircom merger, the Board of Directors authorized a grant of incentive stock options to the Chief Executive Officer and Chief Operating Officer of the Company, providing each of the holders the right to acquire 608,244 shares of the Company's common stock at an exercise price per share of $5.00. Of the options granted, the maximum allowable will be treated as ISO's which vest in equal 10% increments beginning on the grant date and on each of the following nine anniversary dates of the grants.

         The balance of the options will become exercisable in equal one-third increments at the end of each of the first three years following the grant. All options expire on June 15, 2008.

         Upon consummation of the Faircom merger, the Board of Directors of the Company adopted the Regent Communications, Inc. Faircom Conversion Stock Option Plan ("Conversion Stock Option Plan") which applies to those individuals previously participating in the Faircom Inc. Stock Option Plan ("Faircom Plan"). In exchange for relinquishing their options under the Faircom Plan, five former officers and members of Faircom's Board of Directors were given, in total, the right to acquire 274,045 shares of the Company's Series C Convertible Preferred stock at exercise prices ranging from $0.89 to $3.73 per share and expiring from May 11, 1999 to July 1, 2002 (the "Converted Options"). Additional expenses were incurred as a consequence of stock options being granted as of June 15, 1998 to two officers of Faircom pursuant to the terms of the merger agreement between the Company and Faircom, resulting in the recognition, as of such date of grant, of approximately $530,000 in additional compensation expense.

         Subsequent to the consummation of the Faircom merger, the Company issued 105,000 stock options under the 1998 Stock Option Plan to certain key employees. Each of the options has an exercise price per share of $5.00 and expires 10 years from the date of grant. The options become exercisable in equal one-fifth increments over the first five years following the grant. As of December 31, 1998, none of the options issued under the 1998 Stock Option Plan or Conversion Stock Option
         Plan had been exercised or forfeited.

         The Company intends to apply the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for the 1998 Stock Option Plan. Under APB No. 25, no compensation expense is recognized for options granted to employees at exercise prices that are equal to or greater than the fair market value of the underlying common stock at the grant date. Statement of Financial Accounting Standards No. 123,

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         "Accounting for Stock-Based Compensation" ("SFAS No. 123") requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. Such pro forma information is as follows for the year ended December 31:

         Net income (loss):                                                 1998                   1997                   1996
                                                                            ----                   ----                   ----
           As reported                                               $  (4,460,004)          $  (4,695,847)          $   278,840
           Pro forma compensation expense, net of tax benefit             (599,736)               (169,841)              (21,585)
                                                                     -------------           -------------           -----------
           Pro forma                                                 $  (5,059,740)          $  (4,865,688)          $   257,255
                                                                     =============           =============           ===========
         Basic and diluted net income (loss) per common share:
           As reported:
              Basic                                                  $      (47.55)          $      (19.57)          $      1.16
              Diluted                                                $      (47.55)          $      (19.57)          $      1.16
           Pro forma:
              Basic                                                  $      (50.05)          $      (20.27)          $      1.07
              Diluted                                                $      (50.05)          $      (20.27)          $      1.07


         The weighted-average fair value per share for options granted under the 1998 Stock Option Plan was $2.88 for ISOs and $2.00 for NQSOs. The weighted-average fair value for options granted under the Conversion Stock Option Plan was approximately $230,000, and such amount was recognized at the time of conversion since the Converted Options are fully vested. The weighted average fair value per share for options granted in 1997 and 1996 were $.08 and $.09, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             1998                            1997            1996
                              ----------------------------------------      -------         -------
                                                            Converted
                              ISOs           NQSOs          Options
                              ----           -----          -------
Dividends                     None           None           None            None            None
Volatility                    35.0%          35.0%          35.0%           46.5%           46.5%
Risk-free interest rate       5.55%          5.43%          5.38%           6.28%           6.28%
Expected term                 10 years       5 years        2 years         5 years         5 years

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The following table summarizes the status of Company options outstanding and exercisable at December 31, 1998, under the 1998 Stock Option Plan and the Conversion Stock Option Plan:

                               OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                              ---------------------------      ----------------------------------------
                                              WEIGHTED
                                              AVERAGE          WEIGHTED                      WEIGHTED
                                             REMAINING          AVERAGE                       AVERAGE
             EXERCISE                       CONTRACTUAL         EXERCISE                       EXERCISE
               PRICE          SHARES(1)     LIFE (YEARS)         PRICE          SHARES          PRICE
               -----          ---------     ------------         -----          ------          -----
               $5.00           1,321,488         9.5             $5.00            40,000        $5.00
            $0.89-$3.73          274,045         3.5             $2.73           274,045        $2.73
                               ---------                                         -------
                               1,595,533                                         314,045
                               =========                                         =======


         Of the options outstanding at December 31, 1998, it is anticipated that no more than 1,195,533 will be treated as NQSOs and at least 400,000 will be treated as ISOs.

(1) As of December 31, 1998, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 1,321,488 shares of the Company's common stock. Stock options granted under the Conversion Stock Option Plan entitle the holders to purchase 274,045 shares of the Company's Series C Convertible Preferred Stock.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

7.       EARNINGS PER SHARE

         The Company has adopted the provisions of SFAS 128, "Earnings Per Share." SFAS 128 calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. Basic EPS and diluted EPS are the same for all periods presented, since the effect of the Company's common stock equivalents would be antidilutive.

         Basic and diluted EPS for all periods presented have been calculated using the 240,000 common shares that were outstanding subsequent to the merger with Faircom (see Note 1).

8.       INCOME TAXES

         The Company's provision for income taxes consists of the following for the year ended December 31:

                           1998         1997          1996
                           ----         ----          ----

         Current federal  $    --     $    --       $    --
         Current state         --      71,542        37,692
                          -------     -------       -------
         Total            $    --     $71,542       $37,692
                          =======     =======       =======

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         The components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                        1998               1997
                                                        ----               ----
         Deferred tax assets:
           Net operating loss carryforward          $ 4,528,000        $ 2,448,000
           Miscellaneous accruals and credits            79,000             35,000
           Accounts receivable reserve                  107,000                 --
                                                    -----------        -----------

             Total deferred tax assets                4,714,000          2,483,000

         Deferred tax liabilities:
           Property and equipment                      (296,000)                --
           Intangible assets                           (170,000)                --
                                                    -----------        -----------
           Total deferred tax liabilities           $  (466,000)       $        --
                                                    ===========        ===========

           Valuation allowance                       (4,248,000)        (2,483,000)
                                                    -----------        -----------
           Net deferred tax assets                  $        --        $        --
                                                    ===========        ===========

         The Company has cumulative federal and state tax loss carryforwards of approximately $11,320,000 at December 31, 1998. These loss carryforwards will expire in years 2011 through 2019. The utilization of the aforementioned operating losses for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         The difference between the Company's effective tax rate on income before taxes on income and the federal statutory tax rate arise from the following:

                                                              1998        1997        1996
                                                              ----        ----        ----
         Federal tax expense at statutory rate                 34.0%       34.0%       34.0%

         Loss from debt extinguishment - non-deductible          --       (34.6)         --

         Amortization of intangibles and other
         non-deductible expenses                              (12.0)       (1.0)       31.9

         Benefit of net operating losses                         --          --       (48.0)

         Establishment of valuation allowance                 (28.0)        1.1       (13.9)

         State tax, net of federal tax benefit                  6.0        (1.0)        7.9
                                                               ====        ====        ====

         Effective tax rate                                     0%         (1.5)%      11.9%


9.       SAVINGS PLANS

         The Company sponsors defined contribution plans covering substantially all employees. The Company did not make contributions to the defined contribution plan during the years ended December 31, 1998 and 1997. Faircom made a contribution in the amount of $6,800 during the year ended December 31, 1996.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


10.      NOTES PAYABLE

         Notes payable at December 31, 1998 consist of the following:

         Promissory note                   $6,000,000
         Promissory note                    1,500,000
                                           ----------
                                           $7,500,000


         In connection with the acquisition of radio station KCBQ (AM), the Company issued to the seller a promissory note for $6,000,000, which is collateralized by the assets of the station. The terms of the promissory note obligate the Company to pay the lesser of $6,000,000 or the net proceeds from a commercially reasonable sale of the KCBQ (AM) assets (with any such net sale proceeds in excess of $6,000,000 to be split between the Company and the holder of the note in accordance with the terms of the asset purchase agreement) on the earlier of June 4, 2002 or upon the sale of the KCBQ (AM) assets to an unrelated third party. The note does not bear interest prior to the maturity date, as defined. Interest on the unpaid principal of the note after maturity is at the rate of 10% per annum. The Company is currently seeking a buyer for this station and anticipates the sale of the station will occur during 1999. As a result, the unpaid principal balance of $6,000,000 has been classified as a current liability at December 31, 1998 in the accompanying Consolidated Balance Sheet.

         In connection with the acquisition of an option to acquire radio station WSSP (FM), the Company issued a five-year term promissory note for $1,500,000 to a third party. The terms of the promissory note obligate the Company to pay the lesser of $1,500,000 or the net proceeds from a commercially reasonable sale of the option or the station's assets (with any such net sale proceeds in excess of $1,500,000 to be retained by the Company). The note is collateralized by a security interest in the proceeds of a $1,500,000 note payable to the Company by the owner of WSSP (FM) and matures on the earlier of December 3, 2002 or upon the sale of the WSSP (FM) assets to an unrelated third party. The note does not bear interest prior to the maturity date, as defined. Interest on the unpaid principal of the note after maturity is at the rate of 10% per annum. In March 1999, the Company sold WSSP (FM) for $1,600,000 and repaid the promissory note. Because the Company intended to sell this property during 1999, the unpaid principal balance of $1,500,000 has been classified as a current liability at December 31, 1998 in the accompanying Consolidated Balance Sheet.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


11.      OTHER FINANCIAL INFORMATION

Property and equipment consists of the following as of December 31:

                                                                  1998               1997
                                                                  ----               ----
         Equipment                                           $ 11,926,277        $ 5,277,474
         Furniture and fixtures                                 1,659,136          1,043,648
         Building and improvements                              1,442,799            958,583
         Land                                                     761,342            285,000
                                                             ------------        -----------
                                                               15,789,554          7,564,705

         Less accumulated depreciation                         (6,185,579)        (5,408,461)
                                                             ------------        -----------
               Net property and equipment                    $  9,303,975        $ 2,156,244
                                                             ============        ===========

Intangible assets consists of the following as of December 31:

                                                   1998              1997
                                                   ----              ----
         FCC broadcast licenses                $ 40,768,013        $6,672,749
         Goodwill                                 6,545,097         1,813,383
                                               ------------        ----------
                                                 47,313,110         8,486,132

           Less accumulated amortization         (2,289,170)         (784,791)
                                               ------------        ----------
               Net intangible assets           $ 45,023,940        $7,701,341
                                               ============        ==========

Supplemental cash flow information for the year ended December 31:

                                                 1998             1997           1996
                                                 ----             ----           ----
         Cash paid for interest                 $2,974,000      $1,076,073     866,357
         Income taxes paid, net of refunds          --              71,542      43,592

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


12.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standard Board issued SFAS 130, "Reporting Comprehensive Income." SFAS 130 establishes standards of disclosure and financial statement display for reporting total comprehensive income and its individual components. SFAS 130 became effective in 1998. Company management has determined that comprehensive income equals the Company's net loss as of December 31, 1998.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company may employ financial instruments to manage its exposure to fluctuations in interest rates (see Note 4(c)). The Company does not hold or issue such financial instruments for trading purposes. The Company will adopt SFAS 133, as required in the year 2000, and does not expect that the impact of adoption will have a material impact on the Company's results of operations and statement of position.

         In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires the capitalization of certain expenditures for software that is purchased or internally developed for use in the business. The Company elected to adopt SOP 98-1 in 1998. The impact of its adoption was immaterial to the Company's results of operations and statement of position.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." The SOP provides guidance on financial reporting of costs of start-up activities. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company believes the implementation of SOP 98-5 in 1999 will not have a material impact on its financial reporting.


13.      PENDING TRANSACTIONS

         On January 6, 1999, the Company entered into an asset purchase agreement to acquire the FCC licenses and related assets used in the operations of radio stations WJON (AM), WWJO (FM) and KMXK (FM) in the St. Cloud, Minnesota market from WJON Broadcasting Company, for approximately $12,700,000 in cash. The transaction is subject to FCC consent.

         On March 5, 1999, the Company entered into an asset purchase agreement to sell the FCC licenses and related assets used in the operations of radio stations KAAA (AM), and KZZZ (FM) in Kingman, Arizona and KFLG
         (AM) and KFLG (FM) in Bullhead, Arizona for approximately $5,400,000 in cash to an unrelated third party. The transaction is subject to FCC consent. In addition, the Company entered into a local programming and marketing agreement with the purchaser effective April 1, 1999, which will end upon consummation of the sale or termination of the asset purchase agreement.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


         On March 30, 1999, the Company entered into an asset purchase agreement to sell the FCC licenses and related assets used in the operation of radio stations KZGL (FM), KVNA (AM) and KVNA (FM) in Flagstaff, Arizona for approximately $2,425,000 in cash to an unrelated third party. The transaction is subject to FCC consent.


14.      COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. However, the Company believes that the resolution of such matters for amounts above those reflected in the consolidated financial statements would not likely have a materially adverse effect on the Company's results of operations or statement of position.

         Lease Commitments

         The Company leases certain facilities and equipment used in its operations. Total rental expenses were approximately $502,000, $56,000 and $46,000 in 1998, 1997 and 1996, respectively.

         At December 31, 1998, the total minimum annual rental commitments under noncancelable leases are as follows:

        1999                              $   730,000
        2000                                  596,000
        2001                                  503,000
        2002                                  334,000
        2003                                  260,000
        Thereafter                          1,476,000
                                          -----------

              Total                       $ 3,899,000
                                          ===========

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


15.      RELATED PARTY TRANSACTIONS:

         The Company obtains all of its property and casualty insurance and director and officer liability insurance coverages through an insurance brokerage firm 90% owned by the Company's Chief Executive Officer and members of his immediate family. In 1998, the Company paid approximately $221,500 in insurance premiums.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors of
Regent Communications, Inc.


Our report on the consolidated financial statements of Regent Communications, Inc. which is contained in Item 8 of this Form 10-K also includes the audit of the financial statement schedule on page 45 of this Form 10-K.


In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PricewaterhouseCoopers LLP

Cincinnati, Ohio
March 30, 1999

                          REGENT COMMUNICATIONS, INC.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                                     --------------------------
                                     BALANCE AT      CHARGED TO     CHARGED TO                                 BALANCE AT
                                     BEGINNING       COSTS AND         OTHER                                     THE END
                                     OF PERIOD        EXPENSES       ACCOUNTS(*)            DEDUCTIONS (**)    OF PERIOD
                                     ----------       --------       -----------            ---------------    ---------
Allowance for doubtful accounts:
Years ended December 31,
              1998                 $    32,000        174,051         173,960                    112,011         $  268,000
              1997                 $    20,000         46,308                                     34,308         $   32,000
              1996                 $    20,000         42,449                                     42,449         $   20,000

*        Recorded in conjunction with acquisitions consummated on June 15, 1998.

**       Represents accounts written off to the reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item 10 is hereby incorporated by reference from the Registrant's definitive Proxy Statement, and specifically from the portions thereof captioned "Election of Directors" and "Executive Officers," to be filed in April 1999 in connection with the 1999 Annual Meeting of Stockholders presently scheduled to be held on April 29, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item 11 is hereby incorporated by reference from the Registrant's definitive Proxy Statement, and specifically from the portion thereof captioned "Executive Compensation," to be filed in April 1999 in connection with the 1999 Annual Meeting of Stockholders presently scheduled to be held on April 29, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item 12 is hereby incorporated by reference from the Registrant's definitive Proxy Statement, and specifically from the portion thereof captioned "Security Ownership of Certain Beneficial Owners and Management," to be filed in April 1999 in connection with the 1999 Annual Meeting of Stockholders presently scheduled to be held on April 29, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item 13 is hereby incorporated by reference from the Registrant's definitive Proxy Statement, and specifically from the portion thereof captioned "Certain Relationships and Related Transactions," to be filed in April 1999 in connection with the 1999 Annual Meeting of Stockholders presently scheduled to be held on April 29, 1999.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      1.       FINANCIAL STATEMENTS.

                  The consolidated financial statements of Regent
Communications, Inc. and subsidiaries filed as part of this Annual Report on Form 10-K are set forth under Item 8.


                  2.       FINANCIAL STATEMENT SCHEDULES.

                  The financial statement schedule filed as part of this Annual Report on Form 10-K is set forth under Item 8.

                  3.       EXHIBITS.

                  A list of the exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K is set forth in the Index to Exhibits which immediately precedes such exhibits and is incorporated herein by this reference.

         (b)      REPORTS ON FORM 8-K.

                  The Registrant filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REGENT COMMUNICATIONS, INC.


Date: March 31, 1999        By: /s/ Terry S. Jacobs
                                ----------------------------------------------
                                Terry S. Jacobs, Chairman of the Board, Chief Executive Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                                          Date
---------                                   -----                                          ----
/s/ Terry S. Jacobs                         Chairman of the Board, Chief                   March 31, 1999
------------------------------------        Executive Officer, Treasurer and
Terry S. Jacobs                             Director (Principal Executive Officer)


/s/ William L. Stakelin                     President, Chief Operating Officer,
------------------------------------        Secretary and Director                         March 31, 1999
William L. Stakelin


/s/ Anthony A. Vasconcellos                 Vice President and Chief Financial             March 31, 1999
------------------------------------        Officer (Principal Financial and
Anthony A. Vasconcellos                     Principal Accounting Officer)


/s/ Joel M. Fairman                         Vice-Chairman of the Board and                 March 31, 1999
------------------------------------        Director
Joel M. Fairman


                                            Director                                       March 31, 1999
------------------------------------
R. Glen Mayfield


/s/ John H. Wyant                           Director                                       March 31, 1999
-------------------------------------
John H. Wyant


                                            Director                                       March 31, 1999
------------------------------------
William H. Ingram


/s/ Richard H. Patterson                    Director                                       March 31, 1999
------------------------------------
Richard H. Patterson

                                  EXHIBIT INDEX

         The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION

2(a) Asset Purchase Agreement dated January 5, 1999 by and among WJON Broadcasting Company, Regent Broadcasting of St. Cloud, Inc., Regent Licensee of St. Cloud, Inc. and Regent Communications, Inc.

                  The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                        Schedules:
                        1.2   Miscellaneous Excluded Assets
                        3.4   Allocation of Purchase Price
                        6.4   Third Party Consents
                        7.4   Stations Licenses, Etc.
                        7.7   Tangible Personal Property
                        7.8   Real Property
                        7.9   Contracts (including identification of Material
                                          Contracts)
                        7.11  Environmental Matters
                        7.12  Intellectual Property
                        7.13  Financial Statements
                        7.14  Personnel Information
                        7.15  Litigation
                        7.16  Compliance With Laws
                        7.17  Employee Benefit Plans

                        Exhibits:
                        A   Form of Indemnification Escrow Agreement
                        B   Form of Deposit Escrow Agreement
                        C   Form of Assignment and Assumption Agreement
                        D   Form of Non-Competition Agreement
                        E   Form of Lease Agreement
                        F   Form of FCC Counsel Opinion
                        G   Form of Buyers' Counsel Opinion
                        H   Form of Seller's Counsel Opinion

2(b) Asset Purchase Agreement dated March 4, 1999 by and among Mag Mile Media, L.L.C., Regent Broadcasting of Kingman, Inc. and Regent Licensee of Kingman, Inc.

                  The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                        Schedules:
                        A   Licenses
                        B   Contracts
                        C   Tangible Property
                        C-1 Leased Personal Property
                        D   Copyrights, Logos, Jingles, Service Marks,
                              Trademarks and Other Intangible Rights
                        E   Real Property
                        F   Allocation of Purchase Price
                        G   Evidence of Sources of Funds
                        H   Excluded Employees

                        Exhibits:
                        A   Form of Deposit Escrow Agreement
                        B   Form of Time Brokerage Agreement
                        C   Form of Assignment and Assumption Agreement
                        D   Form of Opinion - Sellers' Counsel
                        E   Form of Opinion - Sellers' Commission Counsel
                        F   Form of Opinion - Buyer's Counsel

2(c) Asset Purchase Agreement dated March 30, 1999 by and among The Guyann Corporation, Regent Broadcasting of Flagstaff, Inc. and Regent Licensee of Flagstaff, Inc.

                  The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                        Schedules:
                        1.2.9   Miscellaneous Excluded Assets
                        6.3     Buyer Qualifications
                        7.4     Stations Licenses, Etc.
                        7.7     Tangible Personal Property
                        7.8     Leased Real Estate
                        7.9 Contracts (including identification of Material Contracts)
                        7.11    Environmental Matters
                        7.12    Intellectual Property
                        7.13    Financial Statements
                        7.14    Employees
                        7.17    Employee Benefit Plans

                        Exhibits:
                        A   Form of Indemnity Escrow Agreement
                        B   Form of Deposit Escrow Agreement
                        C   Form of Allocation of Purchase Price
                        D   Form of Agreement Not to Compete
                        E   Form of General Conveyance, Bill of Sale,
                            Assignment and Assumption Agreement
                        F   Form of Seller's Counsel Opinion
                        G   Form of Seller's FCC Counsel Opinion
                        H   Form of Buyer's Counsel Opinion

3(a) Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999.

3(b)*             Amended and Restated By-Laws of Regent Communications, Inc.
                  (previously filed as Exhibit 3(b) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(a)* Second Amended and Restated Stockholders' Agreement dated as of June 15, 1998 among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Waller-Sutton Media Partners, L.P., William H. Ingram, WGP Corporate Development Associates V, L.L.C., WGP Corporate Development Associates (Overseas) V, L.P., River Cities Capital Fund Limited Partnership, BMO Financial, Inc., General Electric Capital Corporation, Joel M. Fairman, Miami Valley Venture Fund II Limited Partnership, and Blue Chip Capital Fund II Limited Partnership (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(b)* Stock Purchase Agreement dated June 15, 1998 among Regent Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(c)* Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(d)* Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 1 below) (previously filed as Exhibit 4(f) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(e)* Warrant for the Purchase of 50,000 Shares of Common Stock issued by Regent Communications, Inc. to General Electric Capital Corporation dated June 15, 1998 (previously filed as
                  Exhibit 4(g) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(f)* Agreement to Issue Warrant dated as of June 15, 1998 between Regent Communications, Inc. and General Electric Capital Corporation (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(h) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

4(g)* Warrant for the Purchase of 80,000 Shares of Common Stock issued by Regent Communications, Inc. to River Cities Capital Fund Limited Partnership dated June 15, 1998 (previously filed as Exhibit 4(k) to the Form 10-Q for the Quarter Ended June 30, 1998, as amended, and incorporated herein by this reference).

4(h)* Stock Purchase Agreement dated as of May 20, 1997 between Terry S. Jacobs and Regent Communications, Inc. (previously filed as Exhibit 4(b) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(i)* Stock Purchase Agreement dated as of May 20, 1997 between River Cities Capital Fund Limited Partnership and Regent Communications, Inc. (previously filed as Exhibit 4(c) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(j)* Stock Purchase Agreement dated as of November 26, 1997 and Terry S. Jacobs and Regent Communications, Inc. (previously filed as Exhibit 4(d) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(k)* Stock Purchase Agreement dated as of December 1, 1997 between William L. Stakelin and Regent Communications, Inc. (previously filed as Exhibit 4(e) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(l)* Stock Purchase Agreement dated as of December 8, 1997 between Regent Communications, Inc. and General Electric Capital Corporation (previously filed as Exhibit 4(f) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(m)* Stock Purchase Agreement dated as of December 8, 1997 between Regent Communications, Inc. and BMO Financial, Inc. (previously filed as Exhibit 4(g) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(n)* Credit Agreement dated as of November 14, 1997 among Regent Communications, Inc., the lenders listed therein, as Lenders, General Electric Capital Corporation, as Documentation Agent and Bank of Montreal, Chicago Branch, as Agent (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(j) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(o)* Revolving Note issued by Regent Communications, Inc. to Bank of Montreal, Chicago Branch dated November 14, 1997 in the principal amount of $20,000,000 (See Note 2 below) (previously filed as Exhibit 4(k) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(p)* Agreement to Issue Warrant dated as of March 25, 1998 between Regent Communications, Inc. and River Cities Capital Fund Limited Partnership (previously filed as Exhibit 4(1) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

4(q)* First Amendment to Credit Agreement dated as of February 16, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch as Agent (previously filed as Exhibit 4(w) to the Registrant's Form 8-K/A (date of report June 15,
                  1998) filed September 3, 1998 and incorporated herein by reference).

4(r)* Second Amendment and Limited Waiver to Credit Agreement dated as of June 10, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as

                  Exhibit 4(x) to the Registrant's Form 8-K/A (date of report June 15, 1998) filed September 3, 1998 and incorporated herein by reference).

4(s)* Third Amendment to Credit Agreement dated as of August 14, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as
                  Exhibit 4(y) to the Registrant's Form 10-Q for the Quarter Ended September 30, 1998, as amended, and incorporated herein by this reference).

4(t) Amendment to Second Amended and Restated Stockholders' Agreement, dated as of January 11, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Waller-Sutton Media Partners, L.P., William H. Ingram, WGP Corporate Development Associates V, L.L.C., WGP Corporate Development Associates (Overseas) V, L.P., River Cities Capital Fund Limited Partnership, BMO Financial, Inc., General Electric Capital Corporation, Joel M. Fairman, Miami Valley Venture Fund II Limited Partnership, and Blue Chip Capital Fund II Limited Partnership (excluding exhibits not deemed material or filed separately in executed form)

4(u) Stock Purchase Agreement dated January 11, 1999 between Regent Communications, Inc. and Blue Chip Capital II Limited Partnership relating to the purchase of 315,887 shares of Regent Communications, Inc. Series G Convertible Preferred Stock (excluding exhibits not deemed material or filed separately in executed form)

4(v) Stock Purchase Agreement dated January 11, 1999 between Regent Communications, Inc. and Terry S. Jacobs relating to the purchase of 50,000 shares of Regent Communications, Inc. Series G Convertible Preferred Stock (See Note 3) (excluding exhibits not deemed material or filed separately in executed form)

4(w) Fourth Amendment, Limited Consent and Limited Waiver to Credit Agreement, First Amendment to Subsidiary Guaranty and First Amendment to Pledge and Security Agreement, dated as of October 16, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent.

4(x) Fifth Amendment to Credit Agreement, dated as of November 23, 1998, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent.

4(y) Sixth Amendment and Limited Consent to Credit Agreement, dated as of February 24, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent.

10(a) Time Brokerage Agreement dated as of March 4, 1999 among Mag Mile Media, L.L.C., Regent Broadcasting of Kingman, Inc. and Regent Licensee of Kingman, Inc. (excluding exhibits not deemed material or filed separately in executed form)


21                Subsidiaries of the Registrant

27                Financial Data Schedule
--------------------------------------------------------------------------------
* Incorporated by reference.

1. Six substantially identical Warrants for the purchase of shares of Registrant's common stock were issued as follows:

                 Waller-Sutton Media Partners, L.P.                            650,000
                 WPG Corporate Development Associates V, L.P.                  112,580
                 WPG Corporate Development Associates (Overseas) V, L.P.        17,420
                 General Electric Capital Corporation                           50,000
                 River Cities Capital Fund Limited Partnership                  20,000
                 William H. Ingram                                              10,000

2. Two substantially identical notes were issued to Bank of Montreal, Chicago Branch, in the principal amounts of $15,000,000 and $20,000,000.


3. Two substantially identical Stock Purchase Agreements were entered into for the purchase of Series G Convertible Preferred Stock as follows:

               Joel M. Fairman               3,319 shares
               William L. Stakelin           3,200 shares