Form 10-Q
period 1999-03-31
REGENT COMMUNICATIONS INC
filed 1999-05-17
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (MARK ONE)


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________


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


              ----------------------------------------------------


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X   No
     ---     ---

        Indicate the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 Par Value - 240,000 shares as of May 14, 1999.

                           REGENT COMMUNICATIONS, INC.


                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX


PART I - FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Condensed Consolidated Statement of Operations for the three months ended March 31, 1999 (unaudited) and March 31, 1998 (unaudited)

                Condensed Consolidated Balance Sheets as of
                     March 31, 1999 (unaudited) and December 31, 1998

                Condensed Consolidated Statements of Cash Flows for three months ended March 31, 1999 (unaudited) and March 31, 1998 (unaudited)

                Notes to Condensed Consolidated Financial Statements (unaudited)

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

    Item 2.     Changes in Securities and Use of Proceeds

    Item 6.     Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                                                          REGENT COMMUNICATIONS, INC.
                                                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                  (UNAUDITED)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                           ---------------------------------------------------------
                                                                                        1999                           1998
                                                                                        ----                           ----

        Gross broadcast revenues                                                    $4,825,924                     $1,613,205
        Less agency commissions                                                       (305,934)                      (148,128)
                                                                                   ------------                     ----------
          Net broadcast revenues                                                     4,519,990                      1,465,077

        Station operating expenses                                                   3,788,465                      1,098,911
        Depreciation and amortization                                                  771,709                        290,648
        Corporate general and
          administrative expense                                                       615,021                        113,528
                                                                                   ------------                     ----------
          Operating loss                                                              (655,205)                       (38,010)

        Interest expense                                                               862,466                        503,770
        Other income, net                                                               83,136                         12,152
                                                                                   ------------                     ----------
        Loss before income taxes                                                   ($1,434,535)                     ($529,628)
        Income tax expense                                                                   0                         12,000
                                                                                   ------------                     ----------
        Net loss                                                                   ($1,434,535)                     ($541,628)
                                                                                   ------------                     ----------

        Loss applicable to common shares:
        Net loss                                                                   ($1,434,535)                     ($541,628)
        Preferred stock dividend
          requirements                                                              (1,000,060)                             0
                                                                                   ------------                     ----------
        Loss applicable to common shares                                           ($2,434,595)                     ($541,628)
                                                                                   ------------                     ----------

        Basic and diluted loss per common share                                        ($10.14)                        ($2.26)
                                                                                   ------------                     ----------


        Weighted average number of common                                               240,000                       240,000
          shares used in basic and diluted
          calculations





               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               March 31, 1999     December 31, 1998
                                                                                               --------------     -----------------
                                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                     $  2,484,966         $    478,545
  Accounts receivable, less allowance for doubtful accounts of $263,000
     in 1999 and $268,000 in 1998                                                                  3,041,846            3,439,372
  Other current assets                                                                               250,998              200,828
  Assets held for sale                                                                             6,000,000            7,500,000
                                                                                                ------------         ------------
Total current assets                                                                              11,777,810           11,618,745

Property and equipment, net                                                                        9,454,124            9,303,975
Intangibles, net                                                                                  44,636,830           45,023,940
Other assets, net                                                                                  1,863,764            1,671,210
                                                                                                ------------         ------------
Total assets                                                                                    $ 67,732,528         $ 67,617,870
                                                                                                ============         ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                                                                $  1,265,323         $  1,005,327
Accrued expenses                                                                                   1,501,537            2,772,612
Interest payable                                                                                     769,730              769,367
Notes payable                                                                                      6,000,000            7,500,000
Current portion of long-term debt                                                                     65,000              980,000
                                                                                                ------------         ------------
Total current liabilities                                                                          9,601,590           13,027,306
                                                                                                ------------         ------------

Long-term debt, less current portion                                                              34,601,250           34,617,500
Warrants and other long-term liabilities                                                           2,643,579            2,643,579
                                                                                                ------------         ------------

                Total liabilities                                                                 46,846,419           50,288,385

Commitments and contingencies

Redeemable preferred stock:
  Series A convertible preferred stock, $5.00 stated value, 620,000 shares authorized;
     620,000 shares issued and outstanding-liquidation value: $3,486,616                           3,486,616            3,433,109
  Series B senior convertible preferred stock, $5.00 stated value, 1,000,000 shares
     authorized; 1,000,000 shares issued and outstanding-liquidation value: $5,483,013             5,483,013            5,372,054
  Series D convertible preferred stock, $5.00 stated value, 1,000,000 shares authorized;
     1,000,000 shares issued and outstanding-liquidation value: $5,317,742                         5,317,742            5,231,441
  Series F convertible preferred stock, $5.00 stated value, 4,100,000 shares authorized;
     3,083,652 shares issued and outstanding-liquidation value: $16,356,451                       16,356,451           12,839,454
  Series G convertible preferred stock, $5.00 stated value, 4,000,000 shares authorized;
    372,406 shares issued and outstanding-liquidation value: $1,902,842                            1,902,842                  -0-
                                                                                                ------------         ------------
Total redeemable preferred stock                                                                  32,546,664           26,876,058

Shareholders' deficit:

Preferred stock:
  Series C convertible preferred stock, $5.00 stated value, 4,000,000 shares authorized;
     3,720,620 shares issued and outstanding-liquidation value: $19,632,386                        1,584,820            1,584,820
  Series E convertible preferred stock, $5.00 stated value, 5,000,000 shares authorized;
     447,842 shares issued and outstanding-liquidation value: $2,363,102                           2,239,210            2,239,210
  Common stock, $.01 par value, 30,000,000 shares authorized;
     240,000 shares issued and outstanding                                                             2,400                2,400

Additional paid-in capital                                                                         3,268,937            3,948,384
Retained deficit                                                                                 (18,755,922)         (17,321,387)
                                                                                                ------------         ------------
    Total shareholders' deficit                                                                  (11,660,555)          (9,546,573)
                                                                                                ------------         ------------
Total liabilities and shareholders' deficit                                                     $ 67,732,528         $ 67,617,870
                                                                                                ============         ============

   The accompanying notes are an integral part of these financial statements.

                          REGENT COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            Three Months Ended March 31.
                                                                            ----------------------------
                                                                             1999                1998
                                                                             ----                ----

Cash flows from operating activities:
  Net loss                                                               ($1,434,535)          ($541,628)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                            771,709             290,548
    Amortization of deferred rental income                                    (8,502)             (8,502)
    Provision for doubtful accounts                                           41,366                 -0-
    Amortization of deferred financing costs                                  81,750                 -0-
    Barter, net                                                              (27,017)                -0-
Increase(decrease) in cash flows from changes in operating assets and liabilities:
        Accounts receivable                                                  362,489             271,796
        Prepaid expenses and other assets                                    (50,170)            (31,805)
        Accounts payable                                                     266,585              15,106
        Accrued expenses                                                  (1,262,573)            191,145
        Taxes payable                                                            -0-              18,473
        Interest payable                                                         363             195,413
                                                                         -----------         -----------

Net cash (used in) provided by operating activities                       (1,258,535)            400,546

Cash flows from investing activities:
  Acquisitions of radio stations, net of cash acquired                      (104,035)         (1,385,946)
  Capital expenditures                                                      (416,613)            (46,898)
  Escrow deposit for acquisition of radio station                                -0-             100,000
                                                                         -----------         -----------
     Net cash used in investing activities                                  (520,648)         (1,332,844)

Cash flows from financing activities:
  Proceeds from issuance of Series F and G Convertible
     Preferred Stock                                                       5,030,290                 -0-
  Proceeds from long-term debt                                                   -0-           1,100,000
  Principal payments on and purchase of long-term debt                      (931,250)            (95,002)
  Payments for deferred financing costs                                     (274,304)            (83,831)
  Payment of issuance costs                                                  (39,132)                -0-
                                                                         -----------         -----------
Net cash provided by financing activities                                  3,785,604             921,167
                                                                         -----------         -----------
Net increase (decrease) in cash and cash equivalents                       2,006,421             (11,131)
Cash and cash equivalents at beginning of period                             478,545             535,312
                                                                         -----------         -----------
Cash and cash equivalents at end of period                               $ 2,484,966         $   524,181
                                                                         ===========         ===========





   The accompanying notes are an integral part of these financial statements.

                           REGENT COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        1.  BASIS OF PRESENTATION

                Regent Communications, Inc. (including its wholly-owned subsidiaries, the "Company") was formed to acquire, own and operate radio stations in small and medium-sized markets in the United States. The Company acquired on June 15, 1998, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. ("Faircom") for 3,720,620 shares of the Company's Series C Convertible Preferred Stock. The acquisition has been treated for accounting purposes as the acquisition of the Company by Faircom under the purchase method of accounting, with Faircom as the accounting acquirer. Consequently, the historical financial statements prior to June 15, 1998 are those of Faircom. Faircom operated radio stations through its wholly-owned subsidiaries in Flint, Michigan and, in Mansfield, Ohio. As a result of the Faircom merger, Faircom's historical shareholder deficit and earnings per share information have been retroactively restated to reflect the number of common shares outstanding subsequent to the merger, with the difference between the par value of the Company's and Faircom's common stock recorded as an offset to additional paid-in capital.

               The condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes 2 and 3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K filed March 31, 1999.

        2.  CONSUMMATED AND PENDING ACQUISITIONS AND DIVESTITURES

               On June 15, 1998, concurrent with the Faircom merger, the following acquisitions (the "June 15 Acquisitions") were consummated:

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

               The Company acquired the licenses issued by the Federal Communications Commission ("FCC") and related assets used in the operation of radio stations KIXW (AM) and KZWY (FM) in Apple Valley, California from Ruby Broadcasting, Inc. ("Ruby") for $5,985,000 in cash.

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

               The Company acquired all of the outstanding capital stock of Topaz Broadcasting, Inc. ("Topaz"), an affiliate of Ruby, for 242,592 shares of the Company's Series E Convertible Preferred Stock. Immediately following the acquisition of Topaz, the Company acquired the FCC licenses and operating assets of radio station KIXA (FM) in Lucerne Valley, California for $215,000 in cash and assumed liabilities, pursuant to an Asset Purchase Agreement between Topaz and RASA Communications Corp.

               The June 15 Acquisitions were accounted for under the purchase method of accounting and the fair value of the acquired assets were determined by independent valuations.

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

                The sources for the cash portion of the consideration paid by the Company for the June 15 Acquisitions and the Faircom merger, aggregating approximately $52,900,000 (including approximately $21,100,000 of assumed debt refinanced with borrowings under the Company's senior reducing revolving credit facility and $3,700,000 of transaction costs), were $34,400,000 borrowed under the Company's senior reducing revolving credit facility, $18,150,000 in additional equity from the sale of the Company's convertible preferred stock and approximately $350,000 of the Company's funds.

                On November 30, 1998, the Company purchased substantially all of the assets of radio station KOSS (FM) (formerly KAVC (FM)) located in Lancaster, California from Oasis Radio, Inc. for $1,600,000 in cash. The acquisition was financed through the issuance of additional shares of Series F convertible preferred stock. The acquisition was accounted for under the purchase method of accounting. The excess cost over the fair market value of net assets acquired and FCC licenses related to this acquisition are being amortized over a 40-year period.

                On March 1, 1999, the Company sold the FCC licenses and related assets used in the operations of WSSP (FM) in Charleston, South Carolina for approximately $1,600,000 in cash. The Company had previously issued a note for $1,500,000 to a third party which was collateralized by the assets of the station. Upon consummation of the sale, the note was repaid. The sale resulted in a $100,000 gain to the Company.

                On March 5, 1999, the Company entered into an agreement to sell the FCC licenses and related assets used in the operations of radio stations KAAA (AM) and KZZZ (FM) in Kingman, Arizona and KFLG (AM) and KFLG (FM) in Bullhead City, Arizona for approximately $5,400,000 in cash to an unrelated third party. The transaction is subject to FCC consent.

                On March 30, 1999, the Company entered into an agreement to sell the FCC licenses and related assets used in the operation of radio stations KZGL (FM), KVNA (AM) and KVNA (FM) in Flagstaff, Arizona for approximately $2,425,000 in cash to an unrelated third party. The transaction is subject to FCC consent.

                The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition.

                The following unaudited pro forma data summarizes the combined results of operations of the Company, Faircom, the June 15 Acquisitions and KOSS
(FM) as though the acquisitions had occurred at the beginning of the three month period ended March 31, 1998. The Company's 1999 disposition of WSSP (FM) is not material to the results of the Company for the three months ended March
31, 1998.




                                                                                          1998
                                                                                          ----

Net broadcast revenues                                                                  4,110,333

Net loss                                                                               (1,665,382)

Net loss per common share:
         Basic and diluted                                                                 (11.06)

                These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates.

                On May 6, 1999, the Company purchased FCC licenses and related assets used in the operations of radio stations WJON (AM), WWJO (FM) and KMXK
(FM) (the "St. Cloud Stations") in the St. Cloud, Minnesota market from WJON Broadcasting Company for approximately $12,700,000 in cash. The purchase was financed by approximately $5,082,000 in proceeds from the issuance of Series F Convertible Preferred Stock (See Note 3) and borrowings under the Company's senior reducing credit facility.

                On May 11, 1999 the Company entered into an agreement to sell the FCC licenses and related assets of KCBQ (AM) in San Diego, California for approximately $6,000,000 in cash to an unrelated third party. The transaction is subject to FCC consent.

        3.       CAPITAL STOCK

                In January 1999, the Company issued 372,406 shares of Series G Convertible Preferred Stock for $5.00 per share to certain executive officers of the Company and Blue Chip Capital Fund II Limited Partnership, an existing holder of Series C Convertible Preferred Stock. The proceeds were used to pay down existing debt under the Credit Agreement and fund working capital needs of the Company.

                In February 1999, the Company issued 633,652 shares of Series F Convertible Preferred Stock for $5.00 per share to existing Series F holders. The proceeds were used to finance certain capital improvements, fund deferred transaction costs related to the June 15 Acquisitions and the Faircom merger and fund working capital needs of the Company.

                In April 1999, the Company issued 1,016,348 shares of Series F Convertible Preferred Stock at $5.00 per share to fund the purchase by the Company of FCC licenses and other assets from WJON Broadcasting Company (See
Note 2).

                In April 1999, the Company shareholders voted to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000 and increase the number of authorized shares of preferred stock from 20,000,000 to 40,000,000.

        4.       EARNINGS PER SHARE

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements. Results for the interim periods may not be indicative of the results for the full years.

         On June 15, 1998, Regent consummated a number of mergers, acquisitions, borrowings and issuances of additional equity (the "June 1998 Transactions"). See Notes 1 and 2 to the Company's Condensed Consolidated Financial Statements included as part of this Form 10-Q. The historical financial statements of Faircom Inc. ("Faircom"), which was deemed the "accounting acquirer" in the merger between Faircom and Regent completed June 15, 1998, became the historical financial statements of the Company, and accordingly, the results of operations of Regent and of the other entities which merged with or were acquired by Regent as part of the June 1998 Transactions have been included in the Company's Condensed Consolidated Financial Statements only from June 15, 1998.

         On the closing date of the June 1998 Transactions, the Company expanded from being a small broadcaster (represented, from an accounting standpoint, by Faircom's six stations in two markets) to a group broadcaster operating 33 stations in ten different markets. This significant change in size of the Company's operations led directly to substantial increases in revenue, operating expenses, depreciation and amortization, corporate general and administrative expenses, and interest expense in 1999 as compared to 1998. Because of the June 1998 Transactions, the results of the Company's operations in 1999 are not comparable to those of 1998, nor are they necessarily indicative of results in the future.

         The key focus from the consummation of the June 1998 Transactions into the first quarter of 1999 was developing the platform from which the Company could carry out its operating strategies as a much larger radio company. Development of the platform required significant expenditures. These costs are viewed by the Company as investment costs which will provide returns to the Company in future years. Operationally, the Company replaced general managers in eight of its markets and added or replaced general sales managers in six markets in order to implement aggressive sales programs. The Company invested significantly in the hiring and training of sales personnel and in increased promotional spending in all markets. While many of these changes took place prior to the first quarter of 1999, the operational improvements take some time to manifest even though the cost increases were immediate. In addition, the Company developed a corporate staff which it believes is capable of supporting a much larger operation and now maintains primary executive and administrative offices located in Covington, Kentucky, as well as the New York corporate office utilized by Faircom at the time of its merger with the Company. The cost of executive personnel and administrative expense amounted to approximately $615,000 in the three months ended March 31, 1999, versus approximately $114,000 in the comparable period in 1998. Consequently, operating loss of $655,000 in the three months ended March 31, 1999 compared unfavorably with operating loss of $38,000 in the comparable period for 1998.

         Interest expense was $862,000 in the three months ended March 31, 1999 as compared with $504,000 in the comparable period for 1998 principally due to debt incurred in connection with the June 1998 Transactions.

         In addition to developing the infrastructure to support a large radio group, the Company has decided to concentrate on markets which have a minimum of approximately $8,000,000 in market advertising revenue and where the Regent stations have the potential to generate at least $1,000,000 in annual broadcast cash flow. The Company has entered into agreements to sell its Flagstaff and Kingman/Bullhead City, Arizona radio stations (the "Arizona Stations"), which do not meet this strategic objective. Applications for FCC approval of these sales are pending.

         LIQUIDITY AND CAPITAL RESOURCES

         In three months ended March 31, 1999, net cash used in operating activities was $1,259,000 compared with net cash provided by operating activities of $401,000 for 1998. Approximately $1,200,000 of the cash used in operating activities during the 1999 period was used to pay deferred professional fees which were mostly incurred in connection with the June 1998 Transactions. In the three months ended March 31, 1999, proceeds from the issuance of preferred stock provided substantially all of the funds used in operating activities, as well as funds used for capital expenditures, principal payments on long-term debt and other investing and financing activity cash requirements. As a result, there was a net increase in cash of $2,006,000 in the three months ended March 31, 1999 compared with a net decrease of $11,000 in the same period in 1998.

         The Company's borrowings are made under an agreement with a group of lenders (as amended through the latest amendment dated February 24, 1999, the "Credit Agreement") which provides for a senior reducing revolving credit facility with a commitment of up to $55,000,000 expiring March 31, 2005 (the "Revolver"). The Credit Agreement permits the borrowing of available credit for working capital and acquisitions, including related acquisition expenses. In addition, the Company may request from time to time that the lenders issue letters of credit in accordance with the same provisions as the Revolver. At March 31, 1999, the Company had borrowed $33,985,000 under the Credit Agreement and had approximately $2,485,000 in cash balances. The remaining unused portion of the Revolver of $21,015,000 was available to finance other acquisitions, subject to restrictions contained in the Credit Agreement.

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

         It intends to do this through proceeds from the sales of the Arizona Stations as well as the sale of the Company's operations in another non-strategic market. The sale of four of the seven Arizona Stations is expected to close during the second quarter of 1999, pending receipt of FCC consent. Sale of the other three could be delayed into the third quarter, depending on the timing of FCC consent. The Company is currently seeking a buyer for its other non-strategic market and expects to be able to consummate that sale during the third quarter of 1999. If these sales were to be delayed, the Company will request waivers from its lenders to allow more time for the sales to close or to raise additional equity to reduce its debt.

         Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the LIBOR rate (established March 3, 1999 at 5.06% and effective at that same rate at March 31, 1999) plus 1.50% to 3.50%, or the base rate announced by the Bank of Montreal (7.75% at March 31, 1999) plus .25% to 2.25%. The spreads over the LIBOR rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company will pay quarterly commitment fees equal to 3/8% to 1/2% per annum, depending upon the Company's financial leverage, on the unused portion of the commitment under the Credit Agreement. The Company also is required to pay certain other fees to the agent and the lenders for the administration and use of the credit facility.

         In the first quarter of 1999, the Company received approximately $5,030,000 in gross proceeds from the issuance of shares of its Series F and G Convertible Preferred Stock at $5.00 per share. In the second quarter of 1999, the holders of the Series F Convertible Preferred Stock purchased an additional 1,016,348 shares of the Company's Series F Convertible Preferred Stock at $5.00 per share, to finance the acquisition of the St. Cloud Stations. In May 1999, the Company borrowed $8,500,000 in funds under the Credit Agreement to finance the balance of the purchase price of the St. Cloud Stations and related transaction fees. In addition, in May of 1999 three existing shareholders have expressed a willingness to purchase an additional $10,000,000 of a new series of convertible preferred stock ("Series H Convertible Preferred Stock"), with terms substantially the same as the Company's outstanding Series G Convertible Preferred Stock, at $5.50 per share. It is anticipated that approximately $2,500,000 of that amount will be funded in the second quarter of 1999 and will be used to reduce bank debt and fund working capital requirements. The remaining amount would be generally available to finance future acquisitions.

         Based on current interest rates and accrued interest expense as of March 31, 1999, the Company believes its interest payments for the remainder of 1999 will be approximately $2,400,000. Scheduled debt principal payments are expected to be $49,000 for the remainder of 1999. Corporate general and administrative expense and capital expenditures for the remainder of 1999 are estimated to be approximately $1,500,000 and $1,200,000, respectively. Most of the planned capital expenditures are required to be made in 1999 under the terms of the Credit Agreement. During the first quarter of 1999, the Company paid approximately $1,200,000 of deferred professional fees which were mostly incurred in connection with the June 1998 Transactions. The Company has paid an additional $171,000 in the second quarter of 1999 and intends to pay the remaining balance of approximately $115,000 in 1999. For these payments to be made over the balance of 1999, aggregating $5,435,000, the Company has used or will utilize net cash provided by operations, current cash balances, proceeds from the issuance of Series F and G Convertible Preferred Stock received in the first quarter of 1999 and the $2,500,000 of proceeds from the Series H Convertible Preferred Stock expected in the second quarter of 1999.

         The Company believes net cash from operations; cash balances; the proceeds from the sales of the Arizona Stations and the Company's other non-strategic property; and $2,500,000 of the proceeds from the contemplated issuance of the Series H Convertible Preferred Stock will be sufficient to reduce borrowings under the Credit Agreement to allow the Company to maintain compliance with all covenants and to meet the Company's interest expense and any required principal payments, corporate expenses and capital expenditures in the foreseeable future, based on its projected operations and indebtedness.

         The Company is actively pursuing a number of acquisitions of radio stations in a number of markets. Any such acquisitions would be financed from borrowings against the unused portion of the Credit Agreement (less any utilization of such portion for working capital needs), proceeds from the issuance of Series H Convertible Preferred Stock, and through additional equity or high yield debt offerings. There can be no assurance, however, that any of such acquisitions will be consummated or that all or any portion of such financing will be available.

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

         To satisfy the requirements of its Credit Agreement, the Company entered into a two-year collar agreement with the Bank of Montreal effective August 17, 1998 for a notional amount of $34,400,000 to mitigate the risk of increasing interest rates created by the borrowing under its Credit Agreement. This agreement is based on the three-month LIBOR rate, has a Cap Rate, as defined, of 6.50% and a Floor Rate, as defined, of 5.28%. These rates are exclusive of additional spreads over the LIBOR rate depending upon the Company's financial leverage. Based on the $33,985,000 principal amount outstanding under the Company's credit facility at March 31, 1999, the annual interest expense would fluctuate by a maximum of $415,000.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

         The information required by this Item 3 is presented above under Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by this reference.

PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         (c) During the first quarter of 1999, the Company issued additional shares of its preferred stock as follows:

         On January 5, 1999, the Company issued 372,406 shares of its Series G Convertible Preferred Stock for a cash purchase price of $5.00 per share to certain executive officers of the Company and Blue Chip Capital Fund II Limited Partnership, an existing holder of the Company's Series C Convertible Preferred Stock. The proceeds were used to pay down existing debt under the Credit Agreement and to fund working capital needs of the Company.

         On February 23, 1999, the Company issued 633,652 shares of its Series F Convertible Preferred Stock for a cash purchase price of $5.00 per share to existing Series F holders. The proceeds were used to finance certain capital improvements, fund deferred transaction costs related to the June 1998 Transactions and to fund working capital needs of the Company.

         These issuances of securities were privately-negotiated transactions based upon exemptions from registration under the Securities Act of 1933, as amended (the "1933 Act"), claimed pursuant to Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

         Both the Series G Convertible Preferred Stock and the Series F Convertible Preferred Stock are convertible into shares of the Company's common stock on a one-for-one basis at any time at the option of the holder and under certain circumstances at the option of the Company.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  The following is filed herewith as an exhibit to Part I of this Form 10-Q:

                       Exhibit No. 27         Financial Data Schedule

                  The exhibits identified as Part II Exhibits in the following
Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

         (b) Reports of Form 8-K

                  On March 30, 1999, the Company filed an Amendment No. 2 to its Form 8-K initially filed June 30, 1998 and amended on September 30, 1998. The Amendment No. 2 reported under Item 4 a change in the accounting firm for Faircom's financial statements effective June 15, 1998, the date of the merger between Faircom and the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    REGENT COMMUNICATIONS, INC.



Date:    May 17, 1999               By:   /s/ TERRY S. JACOBS
                                         ---------------------------------------
                                         Terry S. Jacobs, Chairman of the Board
                                         and Chief Executive Officer



Date:    May 17, 1999               By:   /s/ ANTHONY A. VASCONCELLOS
                                         ---------------------------------------
                                         Anthony A. Vasconcellos,
                                         Chief Financial Officer and
                                         Vice President
                                         (Chief Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this Quarterly Report on Form 10-Q:

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION

2(a)* Asset Purchase Agreement dated January 5, 1999 by and among WJON Broadcasting Company, Regent Broadcasting of St. Cloud, Inc., Regent Licensee of St. Cloud, Inc. and Regent Communications, Inc. (previously filed as Exhibit 2(a) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

                  The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

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

2(b)* Asset Purchase Agreement dated March 4, 1999 by and among Mag Mile Media, L.L.C., Regent Broadcasting of Kingman, Inc. and Regent Licensee of Kingman, Inc. (previously filed as Exhibit 2(b) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

                  The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

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

2(c)* Asset Purchase Agreement dated March 30, 1999 by and among The Guyann Corporation, Regent Broadcasting of Flagstaff, Inc. and Regent Licensee of Flagstaff, Inc. (previously filed as
                  Exhibit 2(c) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

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

2(d) Agreement of Purchase and Sale of Assets dated as of January 15, 1999 among Concord Media Group, Inc., Regent Broadcasting of South Carolina, Inc. and Regent Licensee of South Carolina, Inc.

                  The following schedules and exhibits to the foregoing Agreement of Purchase and Sale of Assets are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                        Schedule 1.2         Excluded Property
                        Schedule 1.4         Permitted Liens
                        Schedule 4.2(b)      Leases, Contracts
                        Schedule 5.3(b)      Capital Stock of Seller
                        Schedule 5.4         Conflicts or Consents
                        Schedule 5.6         Exceptions to Title or Condition
                        Schedule 5.7         Litigation
                        Schedule 5.8(a)      Compliance with Laws
                        Schedule 5.8(b)      Commission Authorizations
                        Schedule 5.9         Property, Contracts and Leases
                        Schedule 5.10        Certain Changes and Events
                        Schedule 5.11        Environmental Matters
                        Schedule 5.12        Undisclosed Liabilities
                        Schedule A           Form of Deposit Escrow Agreement
                        Exhibit 2.5          Form of Liabilities Undertaking
                        Exhibit 4.5(e)(i)    Form of Opinion of Seller's Counsel
                        Exhibit 4.5(e)(ii)   Form of Opinion of Seller's
                                               Communications Counsel




3(a)* Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999. (previously filed as Exhibit 3(a) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*             Amended and Restated By-Laws of Regent Communications, Inc.
                  (previously filed as Exhibit 3(b) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

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

4(t)* Amendment to Second Amended and Restated Stockholders' Agreement, dated as of January 11, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Waller-Sutton Media Partners, L.P., William H. Ingram, WGP Corporate Development Associates V, L.L.C., WGP Corporate Development Associates (Overseas) V, L.P., River Cities Capital Fund Limited Partnership, BMO Financial, Inc., General Electric Capital Corporation, Joel M. Fairman, Miami Valley Venture Fund II Limited Partnership, and Blue Chip Capital Fund II Limited Partnership (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(t) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

4(u)* Stock Purchase Agreement dated January 11, 1999 between Regent Communications, Inc. and Blue Chip Capital II Limited Partnership relating to the purchase of 315,887 shares of Regent Communications, Inc. Series G Convertible Preferred Stock (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit
                  4(u) to the Registrant's Form 10-K for the year ended
                  December 31, 1998 and incorporated herein by this reference)

4(v)* Stock Purchase Agreement dated January 11, 1999 between Regent Communications, Inc. and Terry S. Jacobs relating to the purchase of 50,000 shares of Regent Communications, Inc. Series G Convertible Preferred Stock (See Note 3) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(v) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

4(w)* Fourth Amendment, Limited Consent and Limited Waiver to Credit Agreement, First Amendment to Subsidiary Guaranty and First Amendment to Pledge and Security Agreement, dated as of October 16, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent. (previously filed as
                  Exhibit 4(w) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

4(x)* Fifth Amendment to Credit Agreement, dated as of November 23, 1998, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent. (previously filed as
                  Exhibit 4(x) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

4(y)* Sixth Amendment and Limited Consent to Credit Agreement, dated as of February 24, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent. (previously filed as
                  Exhibit 4(y) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

The following exhibit is filed as part of Part I of this Quarterly Report on Form 10-Q:

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