Form 10-Q
period 1999-06-30
REGENT COMMUNICATIONS INC
filed 1999-08-16
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

           [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1999

                                       or

           [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _______ to _______


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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---     ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock, $.01 par value - 240,000 shares as of
                                August 12, 1999.

                           REGENT COMMUNICATIONS, INC.


                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX


PART I - FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited)

                Condensed Consolidated Balance Sheets as of
                     June 30, 1999 (unaudited) and December 31, 1998

                Condensed Consolidated Statements of Cash Flows for the six
                     months ended June 30, 1999 (unaudited) and June 30, 1998 (unaudited)

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

    Item 5.     Other Information

    Item 6.     Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           REGENT COMMUNICATIONS, INC.
                        CONDENSED CONSOLIDATED STATEMENTS
                                  OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                   --------------------------------        --------------------------------
                                                       1999                1998                1999                1998
                                                   ------------        ------------        ------------        ------------
Gross broadcast revenues                           $  6,802,937        $  2,866,077        $ 11,628,861        $  4,479,282
     Less agency commissions                            487,634             267,951             793,568             416,079
                                                   ------------        ------------        ------------        ------------
     Net broadcast revenues                           6,315,303           2,598,126          10,835,293           4,063,203
Station operating expenses                            4,358,220           1,599,738           8,146,685           2,698,649
Depreciation and amortization                         1,047,147             396,388           1,818,856             686,936
Corporate general and
   administrative expenses                              544,109             734,542           1,159,130             860,070
                                                   ------------        ------------        ------------        ------------
     Operating income (loss)                            365,827            (132,542)           (289,378)           (182,452)
Interest expense                                        624,341             582,838           1,486,807           1,086,608
Other income, net                                         1,904               8,622              85,040              20,773
                                                   ------------        ------------        ------------        ------------
     Loss before extraordinary item                    (256,610)           (706,758)         (1,691,145)         (1,248,287)
Extraordinary loss from debt
   extinguishment, net of taxes                              --          (1,170,080)                 --          (1,170,080)
                                                   ------------        ------------        ------------        ------------

     Net loss                                      $   (256,610)       $ (1,876,838)       $ (1,691,145)       $ (2,418,367)
                                                   ============        ============        ============        ============
Loss applicable to common shares:
     Net loss                                      $   (256,610)       $ (1,876,838)       $ (1,691,145)       $ (2,418,367)
     Preferred stock dividend requirements
       and accretion                                 (1,521,808)         (4,814,846)         (2,561,000)         (5,093,639)
                                                   ------------        ------------        ------------        ------------

Loss applicable to common shares                   $ (1,778,418)       $ (6,691,684)       $ (4,252,145)       $ (7,512,006)
                                                   ============        ============        ============        ============

Basic and diluted net loss per common share:
  Before extraordinary item                        $      (7.41)       $     (23.00)       $     (17.72)       $     (26.42)
  Extraordinary item                                         --               (4.88)                 --               (4.88)
                                                   ------------        ------------        ------------        ------------
       Net loss per common share                   $      (7.41)       $     (27.88)       $     (17.72)       $     (31.30)
                                                   ============        ============        ============        ============

Weighted average number of common shares
  used in basic and diluted calculations                240,000             240,000             240,000             240,000

              The accompanying notes are an integral part of these
                              financial statements.

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               June 30, 1999     December 31, 1998
                                                                                               -------------     -----------------
                                                                                                (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                   $  1,760,004        $    478,545
   Accounts receivable, less allowance for doubtful
     accounts of $249,000 in 1999 and $268,000 in 1998                                            4,282,758           3,439,372
   Other current assets                                                                             297,708             200,828
   Assets held for sale                                                                          14,713,163           7,500,000
                                                                                               ------------        ------------

     Total current assets                                                                        21,053,633          11,618,745

Property and equipment, net                                                                       9,268,558           9,303,975
Intangibles, net                                                                                 48,910,286          45,023,940
Other assets, net                                                                                 1,715,185           1,671,210
                                                                                               ------------        ------------
     Total assets                                                                              $ 80,947,662        $ 67,617,870
                                                                                               ============        ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                            $    501,948        $  1,005,327
   Accrued expenses                                                                               1,479,091           2,772,612
   Interest payable                                                                                 309,840             769,367
   Notes payable                                                                                  6,000,000           7,500,000
   Current portion of long-term debt                                                              8,990,000             980,000
                                                                                               ------------        ------------

     Total current liabilities                                                                   17,280,879          13,027,306
                                                                                               ------------        ------------

Long-term debt, less current portion                                                             32,410,000          34,617,500
Warrants and other long-term liabilities                                                          2,391,452           2,643,579
                                                                                               ------------        ------------

     Total liabilities                                                                           52,082,331          50,288,385

Commitments and contingencies

Redeemable preferred stock:
  Series A convertible preferred stock, $5.00 stated value, 620,000 shares authorized;
     620,000 shares issued and outstanding-liquidation value: $3,540,717                          3,540,717           3,433,109
  Series B senior convertible preferred stock, $5.00 stated value, 1,000,000 shares
     authorized; 1,000,000 shares issued and outstanding-liquidation value: $5,595,205            5,595,205
                                                                                                                      5,372,054
  Series D convertible preferred stock, $5.00 stated value, 1,000,000 shares authorized;
     1,000,000 shares issued and outstanding-liquidation value: $5,405,003                        5,405,003           5,231,441
  Series F convertible preferred stock, $5.00 stated value, 4,100,000 shares authorized;
     4,100,000 shares issued and outstanding-liquidation value: $21,931,700                      21,931,700          12,839,454
  Series G convertible preferred stock, $5.00 stated value, 2,000,000 shares authorized;
    372,406 shares issued and outstanding-liquidation value: $1,949,265                           1,949,265                   0
  Series H convertible preferred stock, $5.50 stated value, 2,000,000 shares authorized;
    636,363 shares issued and outstanding-liquidation value: $3,509,315                           3,509,315                   0
                                                                                               ------------        ------------

     Total redeemable preferred stock                                                            41,931,205          26,876,058

Shareholders' deficit:

Preferred stock:
  Series C convertible preferred stock, $5.00 stated value, 4,000,000 shares authorized;
     3,729,080 shares issued and outstanding-liquidation value: $19,962,400                       1,584,905           1,584,820
  Series E convertible preferred stock, $5.00 stated value, 5,000,000 shares authorized;
     447,842 shares issued and outstanding-liquidation value: $2,402,626                          2,239,210           2,239,210
Common stock, $.01 par value, 30,000,000 shares authorized;
     240,000 shares issued and outstanding                                                            2,400               2,400
Additional paid-in capital                                                                        2,120,145           3,948,384
Retained deficit                                                                                (19,012,534)        (17,321,387)
                                                                                               ------------        ------------

     Total shareholders' deficit                                                                (13,065,874)         (9,546,573)
                                                                                               ------------        ------------

     Total liabilities and shareholders' deficit                                               $ 80,947,662        $ 67,617,870
                                                                                               ============        ============

              The accompanying notes are an integral part of these
                             financial statements.

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended June 30,
                                                                               --------------------------------
                                                                                   1999                1998
                                                                               ------------        ------------
Net cash used in operating activities                                          $ (1,825,876)       $   (898,400)
                                                                               ------------        ------------
Cash flows from investing activities:

     Acquisitions of radio stations, net of cash acquired                       (13,339,872)        (29,089,991)
     Capital expenditures                                                          (986,727)            (62,120)
     Proceeds from sale of radio station                                          1,600,000                  --
                                                                               ------------        ------------
     Net cash used in investing activities                                      (12,726,599)        (29,152,111)
                                                                               ------------        ------------

Cash flows from financing activities:

     Proceeds from long-term debt                                                 9,300,000          35,500,000
     Proceeds from issuance of Series A, B, D, F, G & H
      Convertible Preferred Stock                                                13,621,390          18,150,000
     Principal payments on long-term debt                                        (3,497,500)        (20,716,660)
     Payment of notes payable                                                    (1,500,000)                 --
     Payments for deferred financing costs                                         (274,558)         (1,292,042)
     Payment for issuance costs                                                  (1,815,398)         (1,356,393)
                                                                               ------------        ------------

     Net cash provided by financing activities                                   15,833,934          30,284,905
                                                                               ------------        ------------

Net increase in cash and cash equivalents                                         1,281,459             234,394

Cash at beginning of period                                                         478,545             535,312
                                                                               ------------        ------------

Cash at end of period                                                          $  1,760,004        $    769,706
                                                                               ============        ============

Supplemental schedule of non-cash investing and financing activities:

     Conversion of Faircom Inc.'s convertible subordinated
      promissory notes to Faircom Inc. common stock                                                $ 10,000,000
     Liabilities assumed in acquisitions                                                           $ 11,680,322
     Series E convertible preferred stock issued in conjunction with the acquisition of Alta California Broadcasting, Inc. and Topaz
      Broadcasting, Inc.                                                                           $  2,239,210
     Series C convertible preferred stock issued in conjunction with the
      merger between Faircom Inc. and the Company                                                  $  1,618,681
     Series A and B convertible preferred stock warrants                                           $    310,000

              The accompanying notes are an integral part of these
                             financial statements.

                           REGENT COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        1.        BASIS OF PRESENTATION

                  Regent Communications, Inc. (including its wholly-owned subsidiaries, the "Company") was formed to acquire, own and operate radio stations in small and medium-sized markets in the United States. The Company acquired on June 15, 1998, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. ("Faircom") for 3,720,620 shares of the Company's Series C Convertible Preferred Stock. Approximately 400,000 of those shares, upon conversion to common stock and subject to certain other conditions, may be put back to the Company at the option of the holder subsequent to June 15, 2003. The acquisition has been treated for accounting purposes as the acquisition of the Company by Faircom under the purchase method of accounting, with Faircom as the accounting acquirer. Consequently, the historical financial statements prior to June 15, 1998 are those of Faircom. Faircom operated radio stations through its wholly-owned subsidiaries in Flint, Michigan and, in Mansfield, Ohio. As a result of the Faircom merger, Faircom's historical shareholder deficit and earnings per share information have been retroactively restated to reflect the number of common shares outstanding subsequent to the merger, with the difference between the par value of the Company's and Faircom's common stock recorded as an offset to additional paid-in capital.

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

         The Company acquired the licenses issued by the Federal Communications Commission ("FCC") and related assets used in the operation of radio stations KIXW(AM) and KZXY(FM) in Apple Valley, California from Ruby Broadcasting, Inc. ("Ruby") for $5,985,000 in cash.

         The Company acquired the FCC licenses and related assets used in the operation of radio stations KFLG(AM) and KFLG(FM) in Bullhead City, Arizona from Continental Radio Broadcasting, L.L.C. for approximately $3,747,000 in cash. The Company separately acquired the accounts receivables of these stations for an additional purchase price of approximately $130,000.

         The Company acquired all of the outstanding capital stock of Alta California Broadcasting, Inc. ("Alta") for $2,635,000 in cash and assumed liabilities and 205,250 shares of the Company's Series E Convertible Preferred Stock. Alta owned four radio stations in California.

         The Company acquired all of the outstanding capital stock of Topaz Broadcasting, Inc. ("Topaz"), an affiliate of Ruby, for 242,592 shares of the Company's Series E Convertible Preferred Stock. Immediately following the acquisition of Topaz, the Company acquired the FCC licenses and operating assets of radio station KIXA(FM) in Lucerne Valley, California for $215,000 in cash and assumed liabilities, pursuant to an Asset Purchase Agreement between Topaz and RASA Communications Corp.

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

         On November 30, 1998, the Company purchased substantially all of the assets of radio station KOSS(FM) (formerly KAVC(FM)) located in Lancaster, California from Oasis Radio, Inc. for $1,600,000 in cash. The acquisition was financed through the issuance of additional shares of Series F convertible preferred stock.

         On March 1, 1999, the Company sold the FCC licenses and related assets used in the operations of WSSP(FM) in Charleston, South Carolina for approximately $1,600,000 in cash. The Company had previously issued a note for $1,500,000 to a third party which was collateralized by the assets of the station. Upon consummation of the sale, the note was repaid. The sale resulted in a $100,000 gain to the Company which has been included in other income in the accompanying condensed consolidated statement of operations.

         On May 6, 1999, the Company purchased FCC licenses and related assets used in the operations of radio stations WJON(AM), WWJO(FM) and KMXK(FM) (the "St. Cloud Stations") in the St. Cloud, Minnesota market from WJON Broadcasting Company for approximately $12,700,000 in cash. The purchase was financed by approximately $5,082,000 in proceeds from the issuance of Series F Convertible Preferred Stock (See Note 3) and borrowings under the Company's senior reducing credit facility. Approximately $10,700,000 of the purchase price has been allocated to the FCC licenses and is being amortized over a 40-year period. The remaining $2,000,000 was allocated to property and equipment. An independent valuation is currently being completed and may result in adjustments being made to the original purchase price allocation.

         The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition.

         The following unaudited pro forma data summarizes the combined results of operations of the Company, Faircom, the stations acquired as part of the June 15 Acquisitions and KOSS(FM), as though the acquisitions had occurred at the beginning of 1998, and the St. Cloud Stations, as though their acquisition had occurred at the beginning of each period. The Company's 1999 disposition of WSSP(FM) is not material to the results of the Company.

                                                            1999                1998
                                                            ----                ----
Net broadcast revenues                                  $11,862,006          $10,988,999

Net loss before extraordinary item                      $(1,702,894)         $(2,414,770)

Net loss                                                $(1,702,894)         $(3,584,850)

Net loss per common share before extraordinary item:
    Basic and diluted                                   $    (18.55)         $    (39.99)

Net loss per common share:
    Basic and diluted                                   $    (18.55)         $    (44.86)

         These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates.

         On March 5, 1999, the Company entered into an agreement to sell the FCC licenses and related assets used in the operations of radio stations KAAA(AM) and KZZZ(FM) in Kingman, Arizona and KFLG(AM) and KFLG(FM) in Bullhead City, Arizona (the "Kingman Stations") for approximately $5,400,000 in cash to an unrelated third party. Approximately $5,138,000 of FCC licenses and related long-lived assets have been reclassified to assets held for sale in the accompanying June 30, 1999 condensed consolidated balance sheet. The transaction is subject to FCC consent.

         On March 30, 1999, the Company entered into an agreement to sell the FCC licenses and related assets used in the operation of radio stations KZGL(FM), KVNA(AM) and KVNA(FM) in Flagstaff, Arizona (the "Flagstaff Stations") for approximately $2,425,000 in cash to an unrelated third party. Approximately $2,375,000 of FCC licenses and related long-lived assets have been reclassified to assets held for sale in the accompanying June 30, 1999 condensed consolidated balance sheet. The transaction is subject to FCC consent.

         On May 18, 1999, the Company entered into an agreement to purchase from an unrelated third party the FCC licenses and related assets used in the operations of radio stations WXKC(FM) and WRIE(AM) licensed to Erie, Pennsylvania and WXTA(FM) licensed to Edinboro, Pennsylvania for approximately $13,500,000 in cash. The Company provided a $675,000 letter of credit as an escrow deposit in this transaction.

         On July 9, 1999, the Company entered into an agreement to sell the FCC licenses and related assets used in the operation of radio stations KRLT(FM) AND KOWL(AM) in Lake Tahoe, California (the "Lake Tahoe Stations") for approximately $1,250,000 in cash to an unrelated third party. Approximately $1,200,000 of FCC licenses and related long-lived assets have been reclassified to assets held for sale in the accompanying June 30, 1999 condensed consolidated balance sheet. The transaction is subject to FCC consent.

         On July 29, 1999, the Company entered into an agreement to purchase from an unrelated third party the FCC licenses and related assets used in the operations of radio stations WODZ-FM, WLZW-FM, WFRG-FM, WIBX-AM and WRUN-AM licensed to Utica/Rome, New York and WCIZ-FM, WFRY-FM, WTNY-AM, and WUZZ-AM licensed to Watertown, New York for approximately $44,000,000 in cash and 100,000 shares of the Company's $7.50 Series I Convertible Preferred Stock.

The transaction is subject to FCC consent. The Company provided a $2,200,000 letter of credit as an escrow deposit in this transaction.

         On August 1, 1999, the Company sold the FCC licenses and related assets used in the operations of KCBQ(AM) in San Diego, California for approximately $6,000,000 in cash. The Company had previously issued a note for $6,000,000 to a third party which was collateralized by the assets of the station. Upon consummation of the sale, the note was repaid.

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

         In April 1999, the Company issued 1,016,348 shares of Series F Convertible Preferred Stock at $5.00 per share to fund its purchase of the St. Cloud Stations. (See Note 2)

         In April 1999, the Company shareholders voted to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000 and increase the number of authorized shares of preferred stock from 20,000,000 to 40,000,000. These increases have not yet been implemented by an amendment to the Company's Certificate of Incorporation, and the additional shares of preferred stock have not been designated as a specific series.

         In June 1999, the Company issued 636,363 shares of Series H Convertible Preferred Stock at $5.50 per share to certain existing preferred stockholders to fund a reduction in bank debt and working capital requirements. The Series H Convertible Preferred Stock was issued with similar terms as the Series G Convertible Preferred Stock. In addition, holders of the Series H Convertible Preferred Stock were granted the right to elect one individual to the Company's Board of Directors upon and subject to certain conditions.

        4.       ASSETS HELD FOR SALE

         As of June 30, 1999, the Company had signed definitive agreements to sell the Kingman Stations, the Flagstaff Stations and the Lake Tahoe Stations (See Note 2). Pursuant to the terms of its credit agreement, when debt is above certain levels, Regent is required to reduce its outstanding borrowings under its credit agreement by an amount equal to the net proceeds received from any stations sold. The Company expects these dispositions to be completed within one year of June 30, 1999. As a result, the Company has reclassified approximately $8,925,000 of long-term debt to current debt and approximately $8,713,000 in long-term assets to assets held for sale in the accompanying June 30, 1999 condensed consolidated balance sheet. The assets classified as assets held for sale as of June 30, 1999 have been recorded at the lower of their carrying value or estimated fair market value less anticipated disposition costs. The results from operations related to these properties are immaterial.

         In addition, the assets of KCBQ (AM), which were sold on August 1, 1999, also have been classified as assets held for sale in the accompanying June 30, 1999 condensed consolidated balance sheet.

        5.       EARNINGS PER SHARE

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

         On June 15, 1998, Regent consummated a number of mergers, acquisitions, borrowings and issuances of additional equity. See Notes 1 and 2 to Regent's Condensed Consolidated Financial Statements included as part of this Form 10-Q. The historical financial statements of Faircom Inc., which was deemed the "accounting acquirer" in the merger between Faircom and Regent completed June 15, 1998, became the historical financial statements of Regent, and accordingly, the results of operations of Regent and of the other entities which merged with or were acquired by Regent as part of the June 15, 1998 transactions have been included in Regent's Condensed Consolidated Financial Statements only from June 15, 1998.

         On the closing date of the June 15, 1998 transactions, Regent expanded from being a small broadcaster (represented, from an accounting standpoint, by Faircom's six stations in two markets) to a group broadcaster operating 33 stations in ten different markets. This significant change in size of Regent's operations led directly to substantial increases in revenue, operating expenses, depreciation and amortization, corporate general and administrative expenses, and interest expense in 1999 as compared to 1998. Because of the June 15, 1998 transactions, and to a lesser extent the acquisition of the St. Cloud stations, the results of Regent's operations in 1999 are not comparable to those of 1998, nor are they necessarily indicative of results in the future.

         The key focus from the consummation of the June 15, 1998 transactions into 1999 was developing the platform from which Regent could carry out its operating strategies as a much larger radio company. Development of the platform required significant expenditures. These costs are viewed by Regent as investment costs which will provide returns to Regent in future years. Operationally, Regent replaced general managers in eight of its markets and added or replaced general sales managers in six markets in order to implement aggressive sales programs. Regent invested significantly in the hiring and training of sales personnel and in increased promotional spending in all markets. While many of these changes took place prior to 1999, the operational improvements take some time to manifest even though the cost increases were immediate.

         In addition, Regent developed a corporate staff which it believes is capable of supporting a much larger operation and now maintains primary executive and administrative offices located in Covington, Kentucky, as well as the New York corporate office utilized by Faircom at the time of its merger with Regent. The cost of executive personnel and administrative expense amounted to approximately $544,000 in the three months ended June 30, 1999, versus approximately $735,000 in the comparable period in 1998. The 1998 costs include $530,000 in one-time compensation expense for stock options granted June 15, 1998 to two officers of Faircom pursuant to the terms of the merger between Faircom and Regent. Corporate general and administrative expense of $1,160,000 increased for the six months ended June 30, 1999 versus $860,000 for the comparable period in 1998 due to the increase in corporate staff and facilities partially offset by the one-time compensation charge in 1998.

         Operating income of $515,000 for the three months ended June 30, 1999 compared favorably with an operating loss of $132,000 for the same period in 1998. Additionally, the operating loss of $140,000 for the six months ended June 30, 1999 compared favorably with an operating loss of $182,000 for the same period in 1998.

         Interest expense of $624,000 for the three months ended June 30, 1999 and $1,487,000 for the six months ended June 30, 1999 increased versus the comparable periods in 1998 as a result of the June 15 transactions, and to a lesser extent, the acquisition of the St. Cloud stations. This increase in interest expense was partially offset by a $311,000 reduction in the carrying value of the "put" warrants classified as a long-term liability in the accompanying June 30, 1999 condensed consolidated balance sheet.

         LIQUIDITY AND CAPITAL RESOURCES

         In the six months ended June 30, 1999, net cash used in operating activities was $1,826,000 compared with net cash used in operating activities of $898,000 for 1998. In the six months ended June 30, 1999, proceeds from the issuance of preferred stock provided substantially all of the funds used in operating activities, as well as funds used for capital expenditures, principal payments on long-term debt, payment of professional fees, which were mostly incurred in connection with the June 15, 1998 transactions, and other investing and financing activity cash requirements (with the exception of the borrowing of $8,500,000 which was used to help finance the purchase of the St. Cloud stations). As a result, there was a net increase in cash of $1,281,000 in the six months ended June 30, 1999 compared with a net increase of $234,000 in the same period in 1998.

         Regent's borrowings are made under a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility with an original commitment of up to $55,000,000 expiring March 31, 2005 (the commitment was $53,625,000 at June 30, 1999). Regent's credit agreement permits the borrowing of available credit for working capital and acquisitions, including related acquisition expenses. In addition, Regent may request from time to time that the lenders issue letters of credit in accordance with the same provisions as the credit facility. At June 30, 1999, Regent had borrowed $40,735,000 under its credit agreement. The remaining unused portion of the credit facility of $12,890,000 was available to finance other acquisitions, subject to restrictions contained in the credit agreement.

         Beginning January 1, 1999, Regent is required to maintain an interest rate coverage ratio (EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to annual interest rate cost); a fixed charge coverage ratio (EBITDA to annual fixed charges); and a financial leverage ratio (total debt to Adjusted EBITDA, as defined in the credit agreement). To maintain compliance with these covenants, Regent must reduce its outstanding borrowings during the third quarter of 1999. It intends to do this through proceeds from the sales of the Arizona stations and the Lake Tahoe stations. The sale of four of the seven Arizona stations is expected to close during the third quarter of 1999. Sale of the others could be delayed into the fourth quarter, depending on the timing of FCC consent. If these sales were to be delayed, Regent will request waivers from its lenders to allow more time for the sales to close or will raise additional equity to reduce its debt.

         Interest under the credit agreement is payable, at the option of Regent, at alternative rates equal to the LIBOR rate (established June 3, 1999 at 8.63% and May 21, 1999 at 8.56% and effective at those same rates at June 30,
1999) plus 1.50% to 3.50%, or the base rate announced by the Bank of Montreal (7.75% at June 30, 1999) plus .25% to 2.25%. The spreads over the LIBOR rate and such base rate vary from time to time, depending upon Regent's financial leverage. Regent will pay quarterly commitment fees equal to 3/8% to 1/2% per annum, depending upon Regent's financial leverage, on the unused portion of the commitment under its credit agreement. Regent also is required to pay certain other fees to the agent and the lenders for the administration and use of the credit facility.

         In the first quarter of 1999, Regent received approximately $5,030,000 in gross proceeds from the issuance of shares of its Series F and G convertible preferred stock at $5.00 per share. In the second quarter of 1999, the holders of the Series F convertible preferred stock purchased an additional 1,016,348 shares of Regent's Series F convertible preferred stock at $5.00 per share, to finance a portion of the acquisition price of the St. Cloud stations. In May 1999, Regent borrowed $8,500,000 in funds under the credit agreement to finance the balance of the purchase price of the St. Cloud stations and related transaction fees. In June 1999, three existing shareholders purchased an additional $3,500,000 of a new series of convertible preferred stock, Series H convertible preferred stock, at $5.50 per share. The proceeds were used to reduce bank debt and fund working capital requirements. Additionally, an existing investor and a new investor have committed to purchase an additional $8,500,000 of Series H convertible preferred stock in August 1999. Of the proceeds, $1,000,000 will be used to pay down borrowings under Regent's credit facility. The balance of the proceeds, along with additional borrowings under its credit agreement, will be used to finance the acquisition and initial capital expenditure and working capital needs of the Erie stations.

         Based on current interest rates and accrued interest expense as of June 30, 1999, Regent believes its interest payments for the remainder of 1999 will be approximately $1,925,000. Scheduled debt principal payments are expected to be $33,000 for the remainder of 1999. Corporate general and administrative expense and capital expenditures for the remainder of 1999 are estimated to be approximately $1,030,000 and $530,000, respectively. Most of the planned capital expenditures are required to be made in 1999 under the terms of the credit agreement. During the first and second quarters of 1999, Regent paid approximately $1,421,000 of professional fees which were mostly incurred in connection with the June 15, 1998 transactions. Regent has paid the remaining balance of approximately $65,000 in the third quarter. For these payments to be made over the balance of 1999, aggregating $3,583,000, Regent has used or will utilize net cash provided by operations, current cash balances, proceeds from the issuance of Series F and G convertible preferred stock received in the first quarter of 1999 and the $3,500,000 of proceeds from the sale of the Series H convertible preferred stock received in the second quarter of 1999.

         Pursuant to the terms of its credit agreement, Regent is required to reduce its outstanding borrowings under its credit agreement by an amount equal to the net proceeds received from the sales of its Arizona and Lake Tahoe stations. Regent believes net cash from operations, cash balances, and the net proceeds from the sales of its Arizona stations and Lake Tahoe stations will be sufficient to reduce borrowings under its credit agreement to allow Regent to maintain compliance with all covenants and to meet Regent's interest expense and any required principal payments, corporate expenses and capital expenditures in the foreseeable future, based on its projected operations and indebtedness.

         In addition to the pending acquisition of stations in Utica-Rome and Watertown, New York, Regent is actively pursuing a number of acquisitions of radio stations in a number of markets. This pending acquisition and any such additional acquisitions would be financed from borrowings against the unused portion of the credit agreement (less any utilization of such portion for working capital needs), and through additional equity or high yield debt offerings. There can be no assurance, however, that any of such acquisitions will be consummated or that all or any portion of such financing will be available.

         MARKET RISK

         Regent is exposed to the impact of interest rate changes because of borrowings under its Credit Agreement. It is Regent's policy to enter into interest rate transactions only to the extent considered necessary to meet its objectives and to comply with the requirements of its credit agreement. Regent has not entered into interest rate transactions for trading purposes.

         To satisfy the requirements of its credit agreement, Regent entered into a two-year collar agreement with the Bank of Montreal effective August 17, 1998 for a notional amount of $34,400,000 to mitigate the risk of increasing interest rates created by the borrowing under its credit agreement. This agreement is based on the three-month LIBOR rate and has a Cap Rate, as defined, of 6.50% and a Floor

Rate, as defined, of 5.28%. These rates are exclusive of additional spreads over the LIBOR rate depending upon Regent's financial leverage. Of the $40,735,000 principal amount outstanding under Regent's credit facility at June 30, 1999, the annual interest expense would fluctuate by a maximum of $420,000 on the $34,400,000 based on the defined Cap and Floor rates. Fluctuation in interest expense on the remaining $6,335,000 would not be material.

         YEAR 2000 COMPUTER SYSTEM COMPLIANCE

         The "Year 2000" issue results from the fact that many computer programs were written with date-sensitive codes that utilize only the last two digits (rather than all four digits) to refer to a particular year. As the year 2000 approaches, these computer programs may be unable to process accurately certain date-based information, as the program may interpret the year 2000 as 1900.

         Regent utilizes various information technology (IT) systems in the operation of its business, including accounting and financial reporting systems and local and wide area networking infrastructure. In addition to IT systems, Regent is also reliant on several non-information technology (non-IT) systems, which could potentially pose Year 2000 issues, including traffic scheduling and billing systems and digital audio systems providing automated broadcasting. Finally, in addition to the risks posed by Year 2000 issues involving its own IT and non-IT systems, Regent could also be affected by any Year 2000 problems experienced by its key business partners, which include local and national advertisers, suppliers of communications services, financial institutions and suppliers of utilities. Regent is addressing the Year 2000 issue in its existing properties in four phases: (a) assessment of the existence, nature and risk of Year 2000 problems affecting Regent's systems; (b) remediation of Regent's systems, whether through repair, replacement or upgrade, based on the findings of the assessment phase; (c) testing of the enhanced or upgraded systems; and
(d) contingency planning.

         In the fourth quarter of 1998, Regent engaged the services of an independent Year 2000 consultant in order to analyze the scope of Regent's Year 2000 compliance issues and to initiate formal communications with its advertisers, suppliers, lenders and other key business partners to determine their exposure to the Year 2000 issue.

         During the first quarter of 1999, the assessment phase was completed with respect to the IT-systems and non-IT systems at Regent's currently owned properties. Based on the findings of the assessment phase, a detailed plan was developed for the remaining phases (remediation, testing and contingency planning).

         The following is a summary of the status of Regent's Year 2000 plans in the IT and non-IT areas relative to the stations Regent currently owns and expects to still own on January 1, 2000.

         IT Systems

         During the assessment phase, Regent evaluated the level of Year 2000 compliance of IT systems and hardware in its executive offices and all markets. All financial and networking systems which have been determined to be non-compliant will be upgraded and tested by the end of the third quarter of 1999. Costs associated with the upgrades were immaterial. Regent has assessed several of its personal computers to be non-compliant. Several of the non-compliant personal computers are either upgradable at a minimal cost or are used for tasks where non-compliance will not impact their functionality. There are personal computers which will need to be replaced in 1999 and the cost of replacement is included in Regent's capital plan. All necessary upgrades will occur by the end of the third quarter of 1999. Most of the replacements will take place by the end of the third quarter; however, a portion will occur in the fourth quarter.

         Non-IT Systems

         Regent acquired all but one of its radio stations on or after June 15, 1998 from several independent operators. As part of Regent's ongoing plan to provide its stations with a standardized digital audio broadcast system and, thus, to realize certain of the efficiencies of operating as a larger broadcast group, Regent has been systematically upgrading the broadcast systems and other technical equipment at its stations. Although this upgrading plan has had a business purpose independent of the Year 2000 compliance issue, Regent has required, as a matter of course, written assurance from its suppliers that the new broadcast systems are Year 2000 compliant. With respect to those properties which Regent currently owns and expects to continue to own on January 1, 2000, the upgrading project is 90% complete, with the installation of new Year 2000 compliant broadcast systems having been completed for Regent's stations in all of its markets except the Redding, California market, which will occur in the third quarter in conjunction with an expansion of Regent's facility in the market. The costs of the upgrade project have been included in capital expenditures. Regent plans to conduct and complete its own testing of the broadcast systems at all of its stations by the end of the third quarter of 1999. The cost associated with this testing is expected to be immaterial.

         The traffic scheduling and billing systems currently utilized at Regent's stations are provided by two suppliers on a Year 2000 compliant basis, with the exception of Regent's stations located in the Victorville, California market. To confirm Year 2000 compliance of its traffic and billing systems, Regent tested these systems during the second quarter of 1999. By the third quarter of 1999, Regent intends to have replaced its traffic and billing systems at the Victorville stations with a system provided by suppliers utilized by Regent's other stations.

         During the first quarter of 1999, Regent compiled a detailed inventory of key business partners and prioritized the list based on potential impact to Regent in the event that the business partners experienced severe operational or financial hardship as a result of Year 2000 non-compliance. Each business partner was contacted and asked to fill out a detailed questionnaire regarding its own Year 2000 assessment. Follow-up on responses has begun and is ongoing.

         With respect to the stations which Regent has agreed to acquire, the Year 2000 assessment phase has been commenced and is continuing. Regent expects its acquisition of the Erie stations to be consummated on August 31, 1999 and believes that it will be able to complete its assessment of Year 2000 compliance and perform all remediation and testing on those stations in the third and fourth quarters of 1999. Regent's agreement to acquire stations in Utica-Rome and Watertown, New York was signed on July 29, 1999 and will not be consummated until after January 1, 2000. The Year 2000 assessment of these stations is underway, and Regent will be monitoring all remediation and testing activities, which the seller has agreed to complete. Regent has no reason to believe that all systems at these stations will not be able to be brought into Year 2000 compliance in a timely manner.

         Regent has budgeted $100,000 in 1999 for capital expenditures and $50,000 for expenses involved in Year 2000 remediation of its existing stations. Regent does not expect total expenditures to exceed the total budgeted amount. Required capital expenditures, if any, for remediation of non-compliant systems at the Erie stations will be funded out of the initial capital budget. Expenses related to remediation at the Erie stations, if any, are not expected to be material. To the extent that any material Year 2000 problems are discovered at the Utica-Rome or Watertown stations, Regent will have a contractual claim against the seller for any losses suffered as a result.

         Although Regent has not received any information to date that would lead it to believe its internal Year 2000 compliance issues will not be able to be resolved on a timely basis or that the related costs will have a material adverse effect on Regent's operations, cash flows or financial condition, Regent's work relative to its business partner interfaces is ongoing. Accordingly, unexpected costs associated with the interruption of operation of Regent's stations could occur and, if significant, could have a material adverse effect on Regent's operations, cash flows and financial condition. The most reasonably likely worst-case scenarios include loss of power and communications links. The impact of these uncertainties on Regent's results of operations, liquidity and financial condition, is not determinable. Based on the assessment of external and non-IT system risks and the testing to be undertaken by Regent, contingency plans will be developed for all critical systems by the end of the third quarter of 1999. Testing of contingency plans will occur in the third and fourth quarters of 1999.

         CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Form 10-Q includes certain forward-looking statements with respect to Regent that involve risks and uncertainties. Such statements are influenced by Regent's financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations, and are expressed with words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "project" and other similar expressions. Although Regent believes its expectations reflected in such forward-looking statements are based on reasonable assumptions, readers are cautioned that no assurance can be given that such expectations will prove correct and that actual results and developments may differ materially from those conveyed in such forward-looking statements. For these statements, Regent claims the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements herein include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which Regent operates, including, in particular, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, and changes in the regulatory climate affecting radio broadcast companies.

         Such forward-looking statements speak only as of the date on which they are made, and Regent undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If Regent does update or correct one or more forward-looking statements, readers should not conclude that Regent will make additional updates or corrections with respect thereto or with respect to other forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item 3 is presented above under Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated herein by this reference.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the second quarter of 1999, Regent issued additional shares of its preferred stock as follows:

         On April 29, 1999, Regent's stockholders voted to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000 and increase the number of authorized shares of preferred stock from 20,000,000 to 40,000,000.

         On April 28, 29 and 30, 1999, Regent sold 1,016,348 shares of Series F convertible preferred stock to existing Series F holders at $5.00 per share to fund the purchase by Regent of FCC licenses and other assets from WJON Broadcasting Company.

         On June 21 and 23, 1999, Regent issued a total of 636,363 shares of Series H convertible preferred stock at $5.50 per share to certain existing preferred stockholders to fund a reduction in bank debt and working capital requirements.

         These issuances of securities were privately-negotiated transactions based upon exemptions from registration under the Securities Act of 1933, as amended (the "1933 Act"), claimed pursuant to Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

         Both the Series F Convertible Preferred Stock and the Series H Convertible Preferred Stock are convertible into shares of Regent's common stock on a one-for-one basis at any time at the option of the holder and under certain circumstances at the option of Regent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Regent Communications, Inc. 1999 Annual Meeting of Stockholders was held on April 29, 1999. At the annual meeting, the stockholders were asked to vote upon (1) the election of directors, and (2) a proposal to amend Regent's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of preferred stock from 20,000,000 to 40,000,000 and the number of authorized shares of common stock from 30,000,000 to 60,000,000.

         The results of the voting were as follows:

         (1) Regent's seven incumbent directors were re-elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. The directors were elected as follows:

                                           Shares Voted            Shares
                  Name of Director            "FOR                Withheld
                  ----------------         -------------          --------

                  Terry S. Jacobs            6,251,157               0
                  William L. Stakelin        6,251,157               0
                  Joel M. Fairman            6,251,017             140
                  R. Glen Mayfield           6,251,157               0
                  William H. Ingram          6,251,157               0
                  Richard H. Patterson       6,251,157               0
                  John H. Wyant              6,251,157               0

         (2) The proposal to amend Regent's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of preferred stock from 20,000,000 to 40,000,000 and the number of authorized shares of common stock from 30,000,000 to 60,000,000 was adopted by the affirmative vote of more than the required vote necessary for approval by Regent's outstanding shares entitled to vote thereon. The results of the voting were as follows:

                         Shares Voted "FOR"        -        7,249,920
                         Shares Voted "AGAINST"    -              182
                         Shares "ABSTAINING"       -            1,055

ITEM 5.  OTHER INFORMATION

         On May 18, 1999, Regent entered into an agreement to purchase WXKC(FM), WRIE(AM) and WXTA(FM), serving the Erie, Pennsylvania area, for a purchase price of approximately $13.5 million payable in cash. The completion of this transaction is subject to a number of conditions, including FCC consent, and is expected to occur during the third quarter of 1999.

         On July 29, 1999, Regent entered into an agreement to acquire WODZ(FM), WLZW(FM), WFRG(FM), WIBX(AM), and WRUN(AM) serving the Utica-Rome, New York area and WCIZ(FM), WFRY(FM), WTNY(AM), and WUZZ(AM) in Watertown, New York for a purchase price of $44 million in cash and 100,000 shares of Regent's preferred stock. The completion of this transaction is subject to a number of conditions, including FCC consent, and is expected to occur during the first quarter of 2000.

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

         (b)      Reports on Form 8-K

                  Regent did not file a Report on Form 8-K during the second quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               REGENT COMMUNICATIONS, INC.



Date:    August 16, 1999       By: /s/ TERRY S. JACOBS
                                   --------------------------------------------
                                       Terry S. Jacobs, Chairman of the Board
                                       and Chief Executive Officer



Date:    August 16, 1999       By:  /s/ ANTHONY A. VASCONCELLOS
                                    -------------------------------------------
                                        Anthony A. Vasconcellos,
                                        Chief Financial Officer and
                                        Vice President
                                        (Chief Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this Quarterly Report on Form 10-Q:

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION

2(a) Asset Purchase Agreement dated as of May 18, 1999 by and among Media One Group-Erie, Ltd., Cuzco LLC, James T. Embrescia and Thomas J. Embrescia, Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc.

                  The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                           Schedules:
                           1.2.8    Miscellaneous Excluded Assets
                           7.4      Stations Licenses, Etc.
                           7.7      Tangible Personal Property
                           7.8      Real Property
                           7.9      Contracts (including identification of
                                      Material Contracts)
                           7.11     Environmental Matters
                           7.12     Intellectual Property
                           7.13     Financial Statements
                           7.14     Personnel Information
                           7.15     Litigation
                           7.16     Compliance With Laws
                           7.17     Employee Benefit Plans

                           Exhibits:
                           A        Form of Indemnification Escrow Agreement
                           B        Form of Letter of Credit
                           C        Form of Deposit Escrow Agreement
                           D        Form of Assignment and Assumption Agreement
                           E        Form of Non-Competition Agreement
                           F        Form of Lease Agreement

2(b) Asset Purchase Agreement dated as of July 29, 1999 by and among Forever of NY, Inc., Forever of NY, LLC and Forever Broadcasting, as sellers, and Regent Broadcasting of Utica/Rome, Inc., Regent Licensee of Utica/Rome, Inc., Regent Broadcasting of Watertown, Inc., Regent Licensee of Watertown, Inc., as buyers, and Regent Communications, Inc.

                  The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                           Schedules:
                           1.2.8    Excluded Real Property
                           6.4      Third Party Consents
                           7.4      Stations Licenses, Etc.
                           7.7      Tangible Personal Property
                           7.8      Real Property
                           7.9      Contracts (including identification
                                      of Material Contracts)
                           7.11     Environmental Matters
                           7.12     Intellectual Property
                           7.13     Financial Statements
                           7.14     Personnel Information
                           7.15     Litigation
                           7.16     Compliance With Laws
                           7.17     Employee Benefit Plans

                           Exhibits:
                           A        Form of Certificate of Designation
                           B        Form of Indemnification Escrow Agreement
                           C        Form of Deposit Escrow Agreement
                           D        Form of Assignment and Assumption Agreement
                           E        Form of Opinion Letter of Sellers'
                                      Corporate Counsel
                           F        Form of Opinion Letter of Sellers'
                                      FCC Counsel
                           G        Form of Non-Competition Agreement
                           H        Form of Opinion Letter of Counsel for
                                      Buyers and Regent
                           I        Form of Lease Agreement

3(a)* Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999. (previously filed as Exhibit 3(a) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*             Amended and Restated By-Laws of Regent Communications, Inc.
                  (previously filed as Exhibit 3(b) to the Registrant's
                  Form S-4 Registration Statement No. 333-46435 effective
                  May 7, 1998 and incorporated herein by this reference)

3(c) Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended

3(d) Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended

4(a)* Second Amended and Restated Stockholders' Agreement dated as of June 15, 1998 among Regent Communications, Inc.,
                  Terry S. Jacobs, William L. Stakelin, Waller-Sutton Media Partners, L.P., William H. Ingram, WGP Corporate Development Associates V, L.L.C., WGP Corporate Development Associates (Overseas) V, L.P., River Cities Capital Fund Limited Partnership, BMO Financial, Inc., General Electric Capital Corporation, Joel M. Fairman, Miami Valley Venture Fund II Limited Partnership, and Blue Chip Capital Fund II Limited Partnership (excluding exhibits not deemed material or filed separately in executed form) (previously filed as
                  Exhibit 4(c) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

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

4(p)* Agreement to Issue Warrant dated as of March 25, 1998 between Regent Communications, Inc. and River Cities Capital Fund Limited Partnership (previously filed as Exhibit 4(1) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference)

4(q)* First Amendment to Credit Agreement dated as of February 16, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch as

                  Agent (previously filed as Exhibit 4(w) to the Registrant's Form 8-K/A (date of report June 15, 1998) filed September 3, 1998 and incorporated herein by reference)

4(r)* Second Amendment and Limited Waiver to Credit Agreement dated as of June 10, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as
                  Exhibit 4(x) to the Registrant's Form 8-K/A (date of report June 15, 1998) filed September 3, 1998 and incorporated herein by reference)

4(s)* Third Amendment to Credit Agreement dated as of August 14, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as
                  Exhibit 4(y) to the Registrant's Form 10-Q for the Quarter Ended September 30, 1998, as amended, and incorporated herein by this reference)

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

4(z) Second Amendment to Second Amended and Restated Stockholders' Agreement, dated as of June 21, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Waller-Sutton Media Partners, L.P., Joel M. Fairman, Miami Valley Venture Fund II Limited Partnership, Blue Chip Capital Fund II Limited Partnership and PNC Bank, N.A., Trustee (excluding exhibits not deemed material or filed separately in executed form)

4(aa) Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H Convertible Preferred Stock (See Note 4) (excluding exhibits not deemed material or filed separately in executed form)

4(bb) Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.L.C. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent Communications, Inc. Series H Convertible Preferred Stock (excluding exhibits not deemed material or filed separately in executed form)

4(cc) Seventh Amendment to Credit Agreement, dated as of June 30, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent

The following exhibit is filed as part of Part I of this Quarterly Report on Form 10-Q:

27                Financial Data Schedule

--------------------

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

3. Two substantially identical Stock Purchase Agreements were entered into for the purchase of Series G Convertible Preferred Stock as follows:

               Joel M. Fairman              3,319 shares
               William L. Stakelin          3,200 shares

4. Two substantially identical Stock Purchase Agreements were entered into for the purchase of Series H Convertible Preferred Stock as follows:

               Blue Chip Capital Fund II Limited Partnership  363,636 shares
               PNC Bank, N.A., Trustee                        181,818 shares