Form 10-Q
period 1999-09-30
REGENT COMMUNICATIONS INC
filed 1999-11-15
CIK 913015

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

               Common Stock, $.01 par value - 240,000 shares as of
                               November 12, 1999.

                           REGENT COMMUNICATIONS, INC.


                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX


PART I - FINANCIAL INFORMATION

    Item 1.     Financial Statements

                Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited)

                Condensed Consolidated Balance Sheets as of September 30, 1999
                     (unaudited) and December 31, 1998

                Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited)

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

    Item 6.     Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                      -------------                     -------------
                                                  1999               1998             1999              1998
                                            ----------------  ----------------- ---------------- ------------
Gross broadcast revenues                    $ 7,118,643        $5,860,649      $18,747,504       $10,339,931
     Less agency commissions                    488,266           439,551        1,281,834           855,630
                                             ----------        ----------        ---------        ----------
     Net broadcast revenues                   6,630,377         5,421,098       17,465,670         9,484,301
Station operating expenses                    4,919,525         4,029,194       13,066,210         6,727,843
Depreciation and amortization                 1,019,482           779,010        2,838,338         1,465,946
Corporate general and
  administrative expenses                       540,230           499,931        1,699,360         1,360,001
                                             ----------        ----------        ---------        ----------

     Operating income (loss)                    151,140           112,963         (138,238)          (69,489)
Interest expense                                942,838           942,770        2,429,645         2,029,378
Other income (expense), net                       1,476           (14,035)          86,516             6,738
                                             ----------        -----------       ---------        ----------
     Loss before extraordinary item            (790,222)         (843,842)      (2,481,367)       (2,092,129)
Extraordinary loss from debt
  extinguishment, net of taxes                        -                 -                -        (1,170,080)
                                            -----------       -----------       ----------         ---------

     Net loss                               $  (790,222)      $  (843,842)     $(2,481,367)      $(3,262,209)
                                             ===========       ===========      ==========       ===========

Loss applicable to common shares:
     Net loss                               $  (790,222)      $  (843,842)     $(2,481,367)      $(3,262,209)
     Preferred stock dividend requirements
       and accretion                         (1,415,844)      (   854,231)      (3,976,844)       (5,947,870)
                                             -----------      -----------      -----------        ----------

Loss applicable to common shares            $(2,206,066)      $(1,698,073)     $(6,458,211)      $(9,210,079)
                                             ===========       ===========      ==========        ==========

Basic and diluted net loss per common share:
  Before extraordinary item                 $     (9.19)     $      (7.08)     $    (26.91)     $     (33.50)
  Extraordinary item                                  -                 -                -             (4.88)
                                             ----------        ----------        ---------        -----------
       Net loss per common share            $     (9.19)     $      (7.08)     $    (26.91)     $     (38.38)
                                             ===========       ===========       ==========       ===========

Weighted average number of common shares
  used in basic and diluted calculations        240,000           240,000          240,000           240,000

              The accompanying notes are an integral part of these
                              financial statements.

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30, 1999  December 31, 1998
                                                                               ------------------  -----------------
                                                                                    (Unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                                    $ 2,125,187      $   478,545
     Accounts receivable, less allowance for doubtful
       accounts of $203,000 in 1999 and $268,000 in 1998                            4,656,492        3,439,372
     Other current assets                                                             416,670          200,828
     Assets held for sale                                                           8,713,163        7,500,000
                                                                                   ----------       ----------

     Total current assets                                                          15,911,512       11,618,745

Property and equipment, net                                                        12,181,936        9,303,975
Intangibles, net                                                                   59,444,957       45,023,940
Other assets, net                                                                   1,604,685        1,671,210
                                                                                   ----------       ----------

     Total assets                                                                 $89,143,090      $67,617,870
                                                                                   ==========       ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                             $   834,270      $ 1,005,327
     Accrued expenses                                                               1,566,457        2,772,612
     Interest payable                                                                 272,661          769,367
     Notes payable                                                                          -        7,500,000
     Current portion of long-term debt                                             18,888,693          980,000
                                                                                   ----------       ----------

     Total current liabilities                                                     21,562,081       13,027,306
                                                                                   ----------       ----------

Long-term debt, less current portion                                               28,046,307       34,617,500
Warrants and other long-term liabilities                                            2,988,452        2,643,579
                                                                                   ----------       ----------
     Total liabilities                                                             52,596,840       50,288,385

Commitments and contingencies

Redeemable preferred stock:
  Series A convertible preferred stock, $5.00 stated value, 620,000 shares authorized; 620,000 shares issued and outstanding-liquidation value:
     $3,595,413                                                                     3,595,413        3,433,109
  Series B senior convertible preferred stock, $5.00 stated value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding-liquidation
     value: $5,708,629                                                              5,708,629        5,372,054
  Series C convertible preferred stock, $5.00 stated value, 400,640 shares
     issued and outstanding-liquidation value: $2,184,915                             634,974          530,094
  Series D convertible preferred stock, $5.00 stated value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding-liquidation value:
     $5,493,222                                                                     5,493,222        5,231,441
  Series F convertible preferred stock, $5.00 stated value, 4,100,000 shares authorized; 4,100,000 shares issued and outstanding-liquidation value:
     $22,484,532                                                                   22,484,532       12,839,454
  Series G convertible preferred stock, $5.00 stated value, 1,800,000 shares authorized; 372,406 shares issued and outstanding-liquidation value:
     $1,999,440                                                                     1,999,440                -
  Series H convertible preferred stock, $5.50 stated value, 2,200,000 shares authorized; 2,181,818 shares issued and outstanding-liquidation value:
     $12,170,232                                                                   12,170,232                -
                                                                                   ----------       ----------

     Total redeemable preferred stock                                              52,086,442       27,406,152

Shareholders' deficit:

Preferred stock:
  Series C convertible preferred stock, $5.00 stated value, 4,000,000 shares authorized; 3,328,440 shares issued and outstanding-liquidation value:
     $18,148,762                                                                    1,131,646        1,131,561
  Series E convertible preferred stock, $5.00 stated value, 5,000,000 shares authorized; 447,842 shares issued and outstanding-liquidation value:
     $2,442,334                                                                     2,239,210        2,239,210
Common stock, $.01 par value, 30,000,000 shares authorized;
     240,000 shares issued and outstanding                                              2,400            2,400
Additional paid-in capital                                                            889,307        3,871,549
Retained deficit                                                                  (19,802,755)     (17,321,387)
                                                                                   ----------       ----------

     Total shareholders' deficit                                                  (15,540,192)     (10,076,667)

     Total liabilities and shareholders' deficit                                  $89,143,090      $67,617,870
                                                                                   ==========       ==========

              The accompanying notes are an integral part of these
                              financial statements.

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Nine Months ended September 30,
                                                                                 -------------------------------
                                                                                     1999               1998
                                                                                 ------------      -------------

Net cash used in operating activities                                            $ (1,383,233)    $   (552,933)
                                                                                  -----------      -----------

Cash flows from investing activities:

     Acquisitions of radio stations, net of cash acquired                         (27,073,801)     (29,263,668)
     Escrow deposit                                                                         -         (160,000)
     Capital expenditures                                                          (1,327,035)        (433,373)
     Proceeds from sale of radio stations                                           7,600,000                -
                                                                                  -----------      -----------
     Net cash used in investing activities                                        (20,800,836)     (29,857,041)
                                                                                  -----------      -----------

Cash flows from financing activities:

     Proceeds from long-term debt                                                  16,500,000       35,500,000
     Proceeds from issuance of redeemable preferred stock                          22,112,024       18,150,000
     Principal payments on long-term debt                                          (5,162,500)     (20,733,160)
     Payment of notes payable                                                      (7,500,000)               -
     Payments for deferred financing costs                                           (274,558)      (1,292,042)
     Payments for issuance costs                                                   (1,844,255)      (1,356,393)
                                                                                  -----------      -----------

     Net cash provided by financing activities                                     23,830,711       30,268,405
                                                                                  -----------      -----------

Net increase (decrease) in cash and cash equivalents                                1,646,642         (141,569)

Cash at beginning of period                                                           478,545          535,312
                                                                                  -----------      -----------

Cash at end of period                                                            $  2,125,187     $    393,743
                                                                                  ===========      ===========

Supplemental schedule of non-cash investing and financing activities:

     Conversion of Faircom Inc.'s convertible subordinated
      promissory notes to Faircom Inc. common stock                                               $ 10,000,000
     Liabilities assumed in acquisitions                                                          $ 11,680,322
     Series E convertible preferred stock issued in conjunction with the acquisition of Alta California Broadcasting, Inc. and Topaz
      Broadcasting, Inc.                                                                          $  2,239,210
     Series C convertible preferred stock issued in conjunction with the
      merger between Faircom Inc. and Regent                                                      $  1,618,681
     Series A and B convertible preferred stock warrants                                          $    310,000

              The accompanying notes are an integral part of these
                              financial statements.

                           REGENT COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        1.        BASIS OF PRESENTATION

                  Regent Communications, Inc. (including its wholly-owned subsidiaries, "Regent") was formed to acquire, own and operate radio stations in small and medium-sized markets in the United States. Regent acquired on June 15, 1998, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. ("Faircom") for 3,720,620 shares of Regent's Series C convertible preferred stock. Approximately 400,000 of those shares, upon conversion to common stock and subject to certain other conditions, may be put back to Regent at the option of the holder subsequent to June 15, 2003 for an amount equal to the fair value of Regent's common stock. The acquisition has been treated for accounting purposes as the acquisition of Regent by Faircom under the purchase method of accounting, with Faircom as the accounting acquirer. Consequently, the historical financial statements prior to June 15, 1998 are those of Faircom. Faircom operated radio stations through its wholly-owned subsidiaries in Flint, Michigan and in Mansfield, Ohio. As a result of the Faircom merger, Faircom's historical shareholder deficit and earnings per share information has been retroactively restated to reflect the number of common shares outstanding subsequent to the merger, with the difference between the par value of Regent's and Faircom's common stock recorded as an offset to additional paid-in capital.

         The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. Certain prior year amounts have been reclassified to conform to the current classification with no effect on financial results. All adjustments are of a normal and recurring nature except for those outlined in Notes 2 and 3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 1998 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in Regent's Form 10-K filed March 31, 1999.

        2.        CONSUMMATED AND PENDING ACQUISITIONS AND DIVESTITURES

         On March 1, 1999, Regent sold to an unrelated third party the FCC licenses and related assets used in the operations of WSSP(FM) in Charleston, South Carolina for approximately $1,600,000 in cash. Regent had previously issued to a third party a note for $1,500,000 which was collateralized by the assets of the station. Upon consummation of the sale, the note was repaid. The sale resulted in a $100,000 gain to Regent which has been included in other income in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1999.

         On May 6, 1999, Regent purchased from an unrelated third party the FCC licenses and related assets used in the operations of radio stations WJON(AM), WWJO(FM) and KMXK(FM) (the "St. Cloud Stations") in the St. Cloud, Minnesota market for approximately $12,700,000 in cash. The purchase was financed by approximately $5,082,000 in proceeds from the issuance of Series F convertible preferred stock (See Note 3) and borrowings under Regent's senior reducing credit facility. Based on an independent valuation, approximately $9,033,000 of the purchase price was allocated to the FCC licenses and is being amortized over a 40-year period, and the remaining $3,667,000 was allocated to property and equipment.

         On August 1, 1999, Regent sold to an unrelated third party the FCC licenses and related assets used in the operations of KCBQ(AM) in San Diego, California for approximately $6,000,000 in cash. Regent had previously issued to a third party a note for $6,000,000 which was collateralized by the assets of the station. Upon consummation of the sale, the note was repaid.

         On September 3, 1999, Regent purchased from an unrelated third party the FCC licenses and related assets used in the operations of radio stations WXKC(FM) and WRIE(AM) licensed to Erie, Pennsylvania and WXTA(FM) licensed to Edinboro, Pennsylvania (the "Erie Stations") for approximately $13,500,000 in cash. The purchase was financed by approximately $6,300,000 in proceeds from the issuance of Series H convertible preferred stock and borrowings under Regent's senior reducing credit facility. Approximately $12,350,000 of the purchase price was allocated to the FCC licenses and is being amortized over a 40-year period. The remaining $1,150,000 was allocated to property and equipment and a non-compete agreement. An independent valuation is currently being completed and may result in adjustments to the original purchase price allocation.

         The results of operations of the acquired businesses are included in Regent's financial statements since the respective dates of acquisition.

         The following unaudited pro forma data summarizes the combined results of operations of Regent, as though all acquisitions consummated in 1998 had occurred at the beginning of that year, and of the St. Cloud Stations and Erie Stations, as though their acquisitions had occurred at the beginning of each period. Regent's 1999 dispositions of WSSP(FM) and KCBQ (AM) are not material to the results of Regent.

                                                                                Nine-Month Period
                                                                                Ended September 30,
                                                                            ---------------------------
                                                                            1999                   1998
                                                                            ----                   ----

Net broadcast revenues                                                $20,637,416            $19,391,207

Net loss before extraordinary item                                    $(2,466,538)           $(3,635,631)

Net loss                                                              $(2,466,538)           $(4,805,711)

Net loss per common share before extraordinary item:
     Basic and diluted                                                $    (30.60)           $    (52.24)

Net loss per common share:
     Basic and diluted                                                $    (30.60)           $    (57.11)

         These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates.

         On March 30, 1999, Regent entered into an agreement to sell to an unrelated third party the FCC licenses and related assets used in the operations of radio stations KZGL(FM), KVNA(AM) and KVNA(FM) in Flagstaff, Arizona (the "Flagstaff Stations") for approximately $2,425,000 in cash. Approximately $2,375,000 of FCC licenses and related long-lived assets are classified as assets held for sale in the accompanying September 30, 1999 condensed consolidated balance sheet. The transaction is subject to FCC consent.

         On July 29, 1999, Regent entered into an agreement to purchase from an unrelated third party the FCC licenses and related assets used in the operations of radio stations WODZ-FM, WLZW-FM, WFRG-FM, WIBX-AM and WRUN-AM licensed to Utica-Rome, New York and WCIZ-FM, WFRY-FM, WTNY-AM, and WUZZ-AM licensed to Watertown, New York for approximately $44,000,000 in cash and 100,000 shares of Regent's $7.50 Series I convertible preferred stock. The transaction is subject to FCC consent. Regent provided a $2,200,000 letter of credit as an escrow deposit in this transaction.

         On September 14, 1999, Regent entered into an agreement to purchase from an unrelated third party the FCC licenses and related assets used in the operations of radio stations KLAQ-FM, KSII-FM and KROD-AM licensed to El Paso, Texas for approximately $23,500,000 in cash. The transaction is subject to FCC consent. Regent provided a $1,500,000 letter of credit as an escrow deposit in this transaction.

         On October 15, 1999, Regent sold the FCC licenses and related assets used in the operations of radio stations KAAA(AM) and KZZZ(FM) in Kingman, Arizona and KFLG(AM) and KFLG(FM) in Bullhead City, Arizona (the "Kingman Stations") for approximately $5,400,000 in cash to an unrelated third party. Approximately $5,138,000 of FCC licenses and related long-lived assets are classified as assets held for sale in the accompanying September 30, 1999 condensed consolidated balance sheet.

         On November 5, 1999, Regent sold the FCC licenses and related assets used in the operations of radio stations KRLT(FM) and KOWL(AM) in South Lake Tahoe, California (the "Lake Tahoe Stations") for approximately $1,226,000 in cash to an unrelated third party. Approximately $1,200,000 of FCC licenses and related long-lived assets are classified as assets held for sale in the accompanying September 30, 1999 condensed consolidated balance sheet.

        3.       CAPITAL STOCK

         In January 1999, Regent issued 372,406 shares of its Series G convertible preferred stock for $5.00 per share to certain executive officers of Regent and to Blue Chip Capital Fund II Limited Partnership, an existing holder of Series C convertible preferred stock. The proceeds were used to pay down existing debt under Regent's credit agreement and fund working capital needs.

         In February 1999, Regent issued 633,652 shares of its Series F convertible preferred stock for $5.00 per share to existing Series F holders. The proceeds were used to finance certain capital improvements, to fund deferred transaction costs related to the Faircom merger and the other acquisitions made by Regent on June 15, 1998, and to fund working capital needs of Regent.

         In April 1999, Regent issued 1,016,348 shares of its Series F convertible preferred stock at $5.00 per share to fund its purchase of the St. Cloud Stations. (See Note 2)

         In April 1999, Regent shareholders voted to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000 and increase the number of authorized shares of preferred stock from 20,000,000 to 40,000,000. These increases have not yet been implemented by an amendment to Regent's Certificate of Incorporation, and the additional shares of preferred stock have not been designated as a specific series.

         In June 1999, Regent issued 636,363 shares of its Series H convertible preferred stock at $5.50 per share to certain existing preferred stockholders to fund a reduction in bank debt and working capital requirements. The Series H convertible preferred stock was issued with similar terms as the Series G convertible preferred stock. In addition, holders of the Series H convertible preferred stock were granted the right to elect one individual to Regent's Board of Directors upon and subject to certain conditions.

         In August 1999, Regent issued an additional 1,545,454 of Series H convertible preferred stock at $5.50 per share to certain existing preferred stockholders and two new investors to fund in part the purchase of the Erie stations as well as working capital requirements (See Note 2).

         On November 12, 1999, Regent had commitments for the purchase of $22,000,000 of Series H convertible preferred stock (or a new series of convertible preferred stock with terms substantially similar to the terms of the Series H convertible preferred stock) at $5.50 per share, subject to certain conditions being met. The net proceeds are to be used to reduce debt (see Note
6) and to fund a portion of the purchase price of Regent's pending acquisitions of stations in El Paso, Texas, Utica-Rome, New York and Watertown, New York.

        4.       ASSETS HELD FOR SALE

         As of September 30, 1999, Regent had signed definitive agreements to sell the Flagstaff Stations, the Kingman Stations and the Lake Tahoe Stations (See Note 2). Pursuant to the terms of its credit agreement, when debt is above certain levels, Regent is required to reduce its outstanding borrowings under its credit agreement by an amount equal to the net proceeds received from any stations sold. As of the date of the accompanying September 30, 1999 condensed consolidated balance sheet, Regent expected all of these dispositions to be completed within a year (Sales of the Kingman Stations and the Lake Tahoe Stations were, in fact, consummated in the fourth quarter of 1999. See Note 2). As a result, approximately $8,824,000 of long-term debt were classified as current debt and approximately $8,713,000 in long-term assets were classified as assets held for sale in the accompanying September 30, 1999 condensed consolidated balance sheet. The assets classified as assets held for sale were recorded at the lower of their carrying value or estimated fair market value less anticipated disposition costs. The results from operations related to these properties are immaterial.

        5.       EARNINGS PER SHARE

         SFAS 128 calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The effects of the assumed conversion of Regent's convertible preferred stock and the assumed exercise of outstanding options and warrants would not be dilutive for all periods presented. Therefore, basic EPS and diluted EPS are the same for all periods presented.

         6.       LONG-TERM DEBT

         On November 11, 1999, Regent and its senior lenders amended the credit agreement in order to cure non-compliance by Regent as of September 30, 1999 with the loan covenants.

         Under the amendment, Regent agreed that it will (a) borrow no additional funds during the balance of 1999, (b) obtain by no later than November 30, 1999, written commitments in form and substance satisfactory to the lenders for the issuance of at least $10 million of additional net equity and
(c) issue such equity no later than December 30, 1999. Of the net proceeds raised, subject to the provisions of the credit agreement, the first $10 million must be applied to reduce permanently the senior debt. To the extent Regent raises more than $10,000,000, a substantial portion of the additional proceeds must be applied to reduce permanently the senior debt. Regent has written equity commitments dated November 12, 1999 in the total amount of $22,000,000, with funding contemplated prior to December 30, 1999. See Note 3.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements. Results for the interim periods may not be indicative of the results for the full years.

         On June 15, 1998, Regent consummated a number of mergers, acquisitions, borrowings and issuances of additional equity. The historical financial statements of Faircom Inc., which was deemed the "accounting acquirer" in the merger between Faircom and Regent completed June 15, 1998, became the historical financial statements of Regent, and accordingly, the results of operations of Regent and of the other entities that merged with or were acquired by Regent as part of the June 15, 1998 transactions have been included in Regent's condensed consolidated financial statements only from June 15, 1998.

         On the closing date of the June 15, 1998 transactions, Regent expanded from being a small broadcaster (represented, from an accounting standpoint, by Faircom's six stations in two markets) to a group broadcaster operating 33 stations in ten different markets. This significant change in size of Regent's operations led directly to substantial increases in revenues, operating expenses, depreciation and amortization, corporate general and administrative expenses, and interest expense in 1999 as compared to 1998. Because of the June 15, 1998 transactions, and to a lesser extent the acquisitions of the St. Cloud Stations and Erie Stations in 1999, the results of Regent's operations for the nine months ended September 30, 1999 are not comparable to those of the same period in 1998, nor are they necessarily indicative of results in the future.

         For the three months ended September 30, 1999 compared with the same period in 1998, Regent experienced a 22% increase in both net broadcast revenues and station operating expenses. The additions of the St. Cloud Stations and Erie Stations were the primary contributors to these increases.

         Depreciation and amortization expense for the three months ended September 30, 1999 increased 31% over the same period of 1998. This increase was a direct result of the acquisitions of the St. Cloud Stations and Erie Stations as well as other capital additions required to improve operations.

         Corporate general and administrative expenses for the three months ended September 30, 1999 increased 8% over the same period of 1998, primarily as a result of an increase in corporate staff and facilities expense necessary to manage the larger operations.

         The performance of a radio station group, such as Regent, is customarily measured by its ability to generate broadcast cash flow. "Broadcast cash flow" is defined as operating income (loss) before depreciation, amortization and corporate general and administrative expenses, excluding barter activity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), Regent believes that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining Regent's operating performance or liquidity that is calculated in accordance with GAAP.

         While acquisitions have affected the comparability of Regent's operating results over the different periods, meaningful comparisons can be made of results of operation for those markets in which Regent has been operating for the past five full quarters, exclusive of any markets held for sale. This group is currently represented by six markets and 23 stations. In these markets, Regent's broadcast revenues (excluding barter revenues) increased 4% for the three months ended September 30, 1999 as compared to the same period in 1998. Broadcast cash flow in these markets increased by 2% for the three months ended September 30, 1999 as compared to the same period in 1998.

         These comparative results were adversely affected by circumstances in the Flint, Michigan market. The competitive environment of the Flint market changed in late 1997 with the addition of a new commercial FM radio station. The Flint school system previously owned this station and operated it as a non-commercial facility. The school board sold the station at auction to an experienced commercial broadcaster. In 1998, and shortly before Regent took control of Faircom's Flint stations, the new commercial station changed formats and became the top station in the marketplace in terms of adult listenership in 18 months. Its success impacted advertising market rates and the distribution of advertising dollars to stations in the market, adversely affecting Regent's market share of revenues, along with that of other competitors. It is estimated by an industry source that in 1999, its first full year of commercial operation, the new station will achieve approximately 17% of the market revenue. In January of 1999, Regent made significant changes in the management structure and personnel at its Flint stations, which had been delayed due to certain contractual arrangements. The acclimation of the new management team and related operational changes have taken most of 1999 to have effect. As a result of the significant changes in the competitive structure of the market and the timing required for Regent to be able to take full control of the stations, management does not believe Flint will be a comparable market until January 1, 2000.

         For the 20 stations in Regent's other five comparable markets, broadcast revenues excluding barter revenues increased approximately 9% and broadcast cash flow increased approximately 21% for the third quarter of 1999 as compared to the same period in 1998.

         LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 1999, Regent used net cash in operating activities of $1,383,233 compared with $552,933 for 1998. In the nine months ended September 30, 1999, proceeds from the issuance of convertible preferred stock provided substantially all of the funds used in operating activities, as well as the funds used for capital expenditures, principal payments on long-term debt, payment of professional fees (which were mostly incurred in connection with the June 15, 1998 transactions), and other investing and financing activity cash requirements (except for the borrowing of $8,500,000 which was used to help finance the purchase of the St. Cloud Stations and $7,200,000 which was used to help finance the purchase of the Erie Stations). As a result, there was a net increase in cash of $1,646,642 in the nine months ended September 30, 1999 compared with a net decrease of $141,569 in the same period in 1998.

         Regent's borrowings are made under a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility with an original commitment of up to $55,000,000 expiring March 31, 2005 (the commitment was $52,937,500 at September 30, 1999). Regent's credit agreement permits the borrowing of available credit for working capital and acquisitions, including related acquisition expenses. In addition, subject to available credit, Regent may request from time to time that its lenders issue letters of credit on the same terms as the credit facility. At September 30, 1999, Regent had borrowed $46,935,000 under its credit agreement. The remaining unused portion of the credit facility of $6,002,500 was available to finance other acquisitions, subject to restrictions contained in the credit agreement.

         Under its credit agreement, Regent is required to maintain an interest rate coverage ratio (EBITDA, defined as earnings before interest, taxes, depreciation and amortization, to annual interest rate cost); a fixed charge coverage ratio (EBITDA to annual fixed charges); and a financial leverage ratio (total debt to Adjusted EBITDA, as defined in the credit agreement). To maintain compliance with these covenants, under its credit agreement Regent must reduce its outstanding borrowings during the fourth quarter of 1999. It intends to do this through proceeds from the sales of the Kingman stations and the Lake Tahoe stations, along with the proceeds from the issuance of additional equity (see note 6).

         In an amendment to its credit agreement dated November 11, 1999, Regent agreed that it will (a) borrow no additional funds during the balance of 1999,
(b) obtain by no later than November 30, 1999, written commitments in form and substance satisfactory to the lenders for the issuance of at least $10,000,000 of additional net equity and (c) issue such equity no later than December 30, 1999. Of the net proceeds raised, subject to the provisions of the credit agreement, the first $10,000,000 must be applied to reduce permanently the senior debt. To the extent Regent raises more than $10,000,000, a substantial portion of the additional proceeds must be applied to reduce permanently the senior debt. To meet these requirements, as of November 12, 1999, Regent had obtained written commitments for the investment of $22,000,000 in the existing Series H or a new Series K convertible preferred stock to be issued by Regent at $5.50 per share. These commitments are subject to certain conditions, including formal documentation, the receipt by Regent of a binding commitment for a senior credit facility sufficient to meet Regent's forseeable capital needs with at least $65,000,000 projected at the time of the investment to be available upon closing of pending acquisitions, and customary closing conditions. This equity funding is expected to close before December 30, 1999.

         Interest under the credit agreement is payable, at the option of Regent, at alternative rates equal to the LIBOR rate (established September 3, 1999 at 5.56%, August 23, 1999 at 5.50% and September 17, 1999 at 5.56% and
effective at those same rates at September 30, 1999) plus 1.50% to 3.50%, or the base rate announced by the Bank of Montreal (8.25% at September 30, 1999) plus
 .25% to 2.25%. The spreads over the LIBOR rate and such base rate vary from time to time, depending upon Regent's financial leverage. Regent is required to pay quarterly commitment fees equal to 3/8% to 1/2% per annum, depending upon Regent's financial leverage, on the unused portion of the commitment under its credit agreement. Regent also is required to pay certain other fees to the agent and the lenders for the administration and use of the credit facility.

         In the first quarter of 1999, Regent received approximately $5,030,000 in gross proceeds from the issuance of shares of its Series F and G convertible preferred stock at $5.00 per share. In the second quarter of 1999, the holders of the Series F convertible preferred stock purchased an additional $5,081,740 of Regent's Series F convertible preferred stock at $5.00 per share, to finance a portion of the acquisition price of the St. Cloud Stations. In May 1999, Regent borrowed $8,500,000 under the credit agreement to finance the balance of the purchase price of the St. Cloud Stations and related transaction fees. In June 1999, three existing shareholders purchased $3,500,000 of a new series of convertible preferred stock, Series H convertible preferred stock, at $5.50 per share. The proceeds were used to reduce bank debt and fund working capital requirements. Additionally, certain existing investors and two new investors purchased an additional $8,500,000 of Series H convertible preferred stock in August 1999. Of the proceeds, $1,000,000 were used to pay down borrowings under Regent's credit facility. The balance of the proceeds, along with additional borrowings under its credit agreement, were used to finance the acquisition and initial capital expenditure and working capital needs of the Erie Stations.

         Consummation of Regent's pending acquisitions in El Paso, Texas and Utica-Rome and Watertown, New York, anticipated to take place in the first quarter of 2000, will require cash of $67,500,000, not including transaction fees and costs. The funds required to complete these acquisitions and to fulfill additional working capital needs of the new stations will be provided through borrowings under a new credit agreement and the proceeds of bridge financing, both of which are currently being negotiated, and through a portion of the proceeds from the issuance of more convertible preferred stock under the commitments referred to above or additional equity or high yield debt offerings.

         Based on current interest rates and accrued interest expense as of September 30, 1999, Regent believes its interest payments for the remainder of 1999 will be approximately $1,043,000. Scheduled debt principal payments, in addition to debt reduction out of proceeds of additional equity, are expected to be $16,250 for the remainder of 1999. Corporate general and administrative expense and capital expenditures for the remainder of 1999 are estimated to be approximately $496,000 and $243,000, respectively. Professional and transaction fees of $800,000 are expected to be paid in the remainder of 1999. For these payments to be made over the balance of 1999, aggregating $2,598,250, Regent has used or will utilize net cash provided by operations, current cash balances, and a portion of the net proceeds from the issuance of its convertible preferred stock under the commitments referred to above.

         Regent believes net cash from operations, cash balances, net proceeds from the issuance of additional shares of its convertible preferred stock and net proceeds from the sales of its Kingman Stations and Lake Tahoe Stations will be sufficient to reduce borrowings under its credit agreement to allow Regent to maintain compliance with all covenants; to meet Regent's interest expense and any required principal payments, corporate expenses and capital expenditures in the foreseeable future, based on its projected operations and indebtedness; and, when combined with borrowings available under a new credit facility and bridge financing being negotiated, to consummate its pending acquisitions.

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

         To satisfy the requirements of its credit agreement, Regent entered into a two-year collar agreement with the Bank of Montreal effective August 17, 1998 for a notional amount of $34,400,000 to mitigate the risk of increasing interest rates created by the borrowing under its credit agreement. This agreement is based on the three-month LIBOR rate and has a Cap Rate, as defined, of 6.50% and a Floor Rate, as defined, of 5.28%. These rates are exclusive of additional spreads over the LIBOR rate depending upon Regent's financial leverage. Of the $46,935,000 principal amount outstanding under Regent's credit facility at September 30, 1999, the annual interest expense would fluctuate by a maximum of $420,000 on the $34,400,000 based on the defined Cap and Floor rates. Fluctuation in interest expense on the remaining $12,535,000 would be immaterial.

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

         IT Systems

         During the assessment phase, Regent evaluated the level of Year 2000 compliance of IT systems and hardware in its executive offices and all markets. All financial and networking systems that were determined to be non-compliant have been upgraded and tested with the exception of the network in the Mansfield, Ohio stations which will take place in November. Costs associated with the upgrades were immaterial. Regent has assessed several of its personal computers to be non-compliant. Several of the non-compliant personal computers are either upgradable at a minimal cost or are used for tasks where non-compliance will not impact their functionality. There are personal computers which will need to be replaced in 1999 and the cost of replacement is included in Regent's capital plan. All necessary upgrades have been completed. Some of the necessary replacements have taken place; however, a portion will occur in the fourth quarter.

         Non-IT Systems

         Regent acquired all but one of its radio stations on or after June 15, 1998 from several independent operators. As part of Regent's ongoing plan to provide its stations with a standardized digital audio broadcast system and, thus, to realize certain of the efficiencies of operating as a larger broadcast group, Regent has been systematically upgrading the broadcast systems and other technical equipment at its stations. Although this upgrading plan has had a business purpose independent of the Year 2000 compliance issue, Regent has required, as a matter of course, written assurance from its suppliers that the new broadcast systems are Year 2000 compliant. With respect to those properties which Regent currently owns and expects to continue to own on January 1, 2000, the upgrading project is complete. The costs of the upgrade project have been included in capital expenditures. Regent has conducted and completed its own testing of the broadcast systems at all of its stations. Costs associated with this testing were immaterial.

         The traffic scheduling and billing systems currently utilized at Regent's stations are provided by three suppliers on a Year 2000 compliant basis, as confirmed by Regent's tests of these systems.

         During the first quarter of 1999, Regent compiled a detailed inventory of key business partners and prioritized the list based on potential impact to Regent in the event that the business partners experienced severe operational or financial hardship as a result of Year 2000 non-compliance. Each business partner was contacted and asked to fill out a detailed questionnaire regarding its own Year 2000 assessment. Follow-up on responses is ongoing. At this point, Regent is focusing its follow-up on the most critical business partners and is incorporating follow-up into contingency planning.

         With respect to the stations which Regent has agreed to acquire, the Year 2000 assessment phase has commenced and is continuing. Regent's agreement to acquire stations in Utica-Rome and Watertown, New York, signed on July 29, 1999, and its agreement to acquire stations in El Paso, Texas, signed on September 14, 1999, will not be consummated until after January 1, 2000. The Year 2000 assessment of these stations is underway, and Regent will be monitoring all remediation and testing activities, which the sellers have agreed to complete. Regent has no reason to believe that all systems at these stations will not be able to be brought into Year 2000 compliance in a timely manner.

         Regent has budgeted $100,000 in 1999 for capital expenditures and $50,000 for expenses involved in Year 2000 remediation of its existing stations. Regent does not expect total expenditures to exceed the total budgeted amount. To the extent that any material Year 2000 problems are discovered at the Utica-Rome, Watertown or El Paso stations, Regent will have a contractual claim against the seller for any material losses suffered as a result.

         Although Regent has not received any information to date that would lead it to believe its internal Year 2000 compliance issues will not be able to be resolved on a timely basis or that the related costs will have a material adverse effect on Regent's operations, cash flows or financial condition, Regent's work relative to its business partner interfaces is ongoing. Accordingly, unexpected costs associated with the interruption of operation of Regent's stations could occur and, if significant, could have a material adverse effect on Regent's operations, cash flows and financial condition. The most reasonably likely worst-case scenarios include loss of power and communications links. The impact of these uncertainties on Regent's results of operations, liquidity and financial condition, is not determinable. Based on the assessment of external and non-IT system risks and the testing to be undertaken by Regent, contingency planning has commenced and is ongoing for all critical systems. Testing of contingency plans will occur in the fourth quarter of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item 3 is presented above under Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by this reference.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On August 31, 1999, Regent issued a total of 1,545,454 shares of its Series H convertible preferred stock at $5.50 per share to certain existing preferred stockholders and two new investors to fund in part the purchase of the Erie stations and working capital requirements.

         This issuance of securities was a privately-negotiated transaction based upon an exemption from registration under the Securities Act of 1933, as amended (the "1933 Act"), claimed pursuant to Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

         The Series H convertible preferred stock is convertible into shares of Regent's common stock on a one-for-one basis at any time at the option of the holder and under certain circumstances at the option of Regent.

ITEM 5.  OTHER INFORMATION

         On September 14, 1999, Regent entered into an agreement to purchase from an unrelated third party the FCC licenses and related assets used in the operations of radio stations KLAQ-FM, KSII-FM and KROD-AM licensed to El Paso, Texas for approximately $23,500,000 in cash. The completion of this transaction is subject to a number of conditions, including FCC consent, and is expected to occur during the first quarter of 2000. Regent provided a $1,500,000 letter of credit as an escrow deposit in this transaction.

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

         (b)      Reports on Form 8-K

         On September 29, 1999, Regent filed a Report on Form 8-K to report its acquisition of radio stations WXKC(FM), WRIE(AM) and WXTA(FM), serving the Erie, Pennsylvania market. No financial statements were filed with that report, which indicated that the required financial information would be filed by amendment.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             REGENT COMMUNICATIONS, INC.



Date:    November 15, 1999   By:      /s/ TERRY S. JACOBS
                                      -----------------------------------------
                                      Terry S. Jacobs, Chairman of the Board
                                      and Chief Executive Officer



Date:    November 15, 1999   By:      /s/ ANTHONY A. VASCONCELLOS
                                      ----------------------------------------
                                      Anthony A. Vasconcellos, Chief Financial
                                      Officer and Vice President (Chief
                                      Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this Quarterly Report on Form 10-Q:

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION

2(a) Asset Purchase Agreement dated as of July 9, 1999 by and among Commonwealth Communications, LLC, Commonwealth License Subsidiary, LLC, Regent Broadcasting of Lake Tahoe, Inc. and Regent Licensee of Lake Tahoe, Inc.

         The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                 Exhibits:

                      A        Escrow Agreement
                      B        General Conveyance, Bill of Sale, Assignment
                                and Assumption Agreement
                      C        Opinion of Seller's Counsel
                      D        Form of FCC Opinion
                      E        Opinion of Buyer's Counsel

                 Schedules:

                   1.2.9       Miscellaneous Excluded Assets
                     7.4       Licenses
                     7.7       Tangible Personal Property
                     7.8       Real Estate
                     7.9       Contracts
                    7.11       Environmental Matters
                    7.12       Intellectual Property
                    7.13       Financials
                    7.14       Employees
                    7.17       Employee Benefit Plans

2(b) Asset Purchase Agreement dated as of September 13, 1999 by and among New Wave Broadcasting, L.P., Regent Broadcasting of El Paso, Inc. and Regent Licensee of El Paso, Inc.

         The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                 Exhibits:

                      A        Indemnification Escrow Agreement
                      B        Deposit Escrow Agreement
                      C        Assignment and Assumption Agreement
                      D        Seller's Opinion of Counsel
                      E        Seller's Opinion of FCC Counsel
                      F        Non-Competition Agreement
                      G        Buyer's Opinion of Counsel
                      H        Form of Letter of Credit

                 Schedules:

                  1.2.10       Excluded Assets
                     6.4       Third Party Consents
                     7.4       Stations Licenses, Etc.
                     7.7       Tangible Personal Property
                     7.8       Real Property
                     7.9 Contracts (including identification of Material Contracts)
                    7.11       Environmental Matters
                    7.12       Intellectual Property
                    7.13       Financial Statements
                    7.14       Personnel Information
                    7.15       Litigation
                    7.16       Compliance With Laws
                    7.17       Employee Benefit Plans
                     9.1       Leased Real Estate not Requiring Title Commitment

3(a)* Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999. (previously filed as Exhibit 3(a) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)* Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference)

3(c)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant's Form 10-Q Fourth Quarter Ended June 30, 1999 and incorporated herein by this reference)

3(d)* Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant's Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

3(e) Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended

3(f) Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended

4(a)* Second Amended and Restated Stockholders' Agreement dated as of June 15, 1998 among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Waller-Sutton Media Partners, L.P., William H. Ingram, WGP Corporate Development Associates V, L.L.C., WGP Corporate Development Associates (Overseas) V, L.P., River Cities Capital Fund Limited Partnership, BMO Financial, Inc., General Electric Capital Corporation, Joel M. Fairman, Miami Valley Venture Fund II Limited Partnership, and Blue Chip Capital Fund II Limited Partnership (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference).

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

4(r)* Second Amendment and Limited Waiver to Credit Agreement dated as of June 10, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as Exhibit 4(x) to the Registrant's Form 8-K/A (date of report June 15, 1998) filed September 3, 1998 and incorporated herein by reference)

4(s)* Third Amendment to Credit Agreement dated as of August 14, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as Exhibit 4(y) to the Registrant's Form 10-Q for the Quarter Ended September 30, 1998, as amended, and incorporated herein by this reference)

4(t)* Amendment to Second Amended and Restated Stockholders' Agreement, dated as of January 11, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Waller-Sutton Media Partners, L.P., William H. Ingram, WGP Corporate Development Associates V, L.L.C., WGP Corporate Development Associates (Overseas) V, L.P., River Cities Capital Fund Limited Partnership, BMO Financial, Inc., General Electric Capital Corporation, Joel M. Fairman, Miami Valley Venture Fund II Limited Partnership, and Blue Chip Capital Fund II Limited Partnership (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(t) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

4(u)* Stock Purchase Agreement dated January 11, 1999 between Regent Communications, Inc. and Blue Chip Capital II Limited Partnership relating to the purchase of 315,887 shares of Regent Communications, Inc. Series G Convertible Preferred Stock (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(u) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

4(v)* Stock Purchase Agreement dated January 11, 1999 between Regent Communications, Inc. and Terry S. Jacobs relating to the purchase of 50,000 shares of Regent Communications, Inc. Series G Convertible Preferred Stock (See Note 3) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(v) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

4(w)* Fourth Amendment, Limited Consent and Limited Waiver to Credit Agreement, First Amendment to Subsidiary Guaranty and First Amendment to Pledge and Security Agreement, dated as of October 16, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent. (previously filed as Exhibit 4(w) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

4(x)* Fifth Amendment to Credit Agreement, dated as of November 23, 1998, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent. (previously filed as Exhibit 4(x) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

4(y)* Sixth Amendment and Limited Consent to Credit Agreement, dated as of February 24, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent. (previously filed as Exhibit 4(y) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

4(z)* Second Amendment to Second Amended and Restated Stockholders' Agreement, dated as of June 21, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Waller-Sutton Media Partners, L.P., Joel M. Fairman, Miami Valley Venture Fund II Limited Partnership, Blue Chip Capital Fund II Limited Partnership and PNC Bank, N.A., Trustee (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(z) to the Registrant's Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

4(aa)* Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H Convertible Preferred Stock (See Note 4) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as
         Exhibit 4(aa) to the Registrant's Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

4(bb)* Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.L.C. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent Communications, Inc. Series H Convertible Preferred Stock (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(bb) to the Registrant's Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

4(cc)* Seventh Amendment to Credit Agreement, dated as of June 30, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as Exhibit 4(cc) to the Registrant's Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

4(dd) Eighth Amendment, Limited Consent and Limited Waiver to Credit Agreement, dated as of November 11, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent

4(ee) Stock Purchase Agreement dated as of August 31, 1999 among Regent Communications, Inc., The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. relating to the purchase of 109,091 and 72,727 shares, respectively, of Regent Communications, Inc. Series H Convertible Preferred Stock (excluding exhibits not deemed material or filed separately in executed form)

4(ff) Third Amendment to Second Amended and Restated Stockholders' Agreement, dated as of August 31, 1999, among Regent Communications, Inc., Terry
         S. Jacobs, William L. Stakelin, Waller-Sutton Media Partners, L.P., Joel M. Fairman, Miami Valley Venture Fund II Limited Partnership, Blue Chip Capital Fund II Limited Partnership, PNC Bank, N.A., Trustee, WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership, William H. Ingram, The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. (excluding exhibits not deemed material or filed separately in executed form)

4(gg) First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership, Terry S. Jacobs, William
         L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form)

The following exhibit is filed as part of Part I of this Quarterly Report on Form 10-Q:

27       Financial Data Schedule

----------------
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