Form 10-K
period 1999-12-31
REGENT COMMUNICATIONS INC
filed 2000-03-30
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999


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

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
              Series C Convertible Preferred Stock, $.01 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 2000, the aggregate market value of registrant's common equity held by non-affiliates of registrant was approximately $249,158,000 based upon the closing sale price of $10.875 on the Nasdaq Stock Market's National Market for that date.

The number of common shares of registrant outstanding as of March 10, 2000 was 34,515,839.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's definitive Proxy Statement to be filed during April 1999 in connection with the 2000 Annual Meeting of Stockholders presently scheduled to be held on May 18, 2000 are incorporated by reference into Part III of this Form 10-K.

                           REGENT COMMUNICATIONS, INC.

                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                            Page
                                                                            ----
Part I
         Item 1  Business...................................................  3
         Item 2  Properties................................................. 22
         Item 3  Legal Proceedings.......................................... 23
         Item 4  Submission of Matters to a Vote of Security Holders........ 23

Part II
         Item 5  Market for Registrant's Common Equity and Related
                   Stockholder Matters...................................... 23
         Item 6  Selected Financial Data.................................... 24
         Item 7  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................... 25
         Item 7A Quantitative and Qualitative Disclosures
                   about Market Risk........................................ 31
         Item 8  Financial Statements and Supplementary Data ............... 31
         Item 9  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure .................. 67

Part III
         Item 10 Directors and Executive Officers of the Registrant......... 67
         Item 11 Executive Compensation..................................... 67
         Item 12 Security Ownership of Certain Beneficial Owners
                   and Management........................................... 67
         Item 13 Certain Relationships and Related Transactions ............ 68

Part IV
         Item 14 Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K.............................................. 68

                                     PART I



ITEM 1.  BUSINESS


General Development of Business

         We are a radio broadcasting company focused on acquiring, developing and operating radio stations in mid-sized and small markets. We currently own and operate 29 FM and 15 AM radio stations in 12 markets in Arizona, California, Michigan, Minnesota, New York, Ohio, Pennsylvania and Texas. We have entered into written agreements to acquire a total of ten additional stations in two new markets (Albany, New York and Grand Rapids, Michigan) and one existing market (Chico, California) and to sell our stations in four of our existing markets (Mansfield, Ohio; Palmdale, California; Victorville, California; and Flagstaff, Arizona). Upon completion of these pending acquisitions and sales, we will own and operate 28 FM and 12 AM radio stations in ten markets. Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets.

         Our primary strategy is to secure and maintain a leadership position in the markets we serve and to expand into additional mid-sized and small markets where we can achieve a leadership position. After we enter a market, we seek to acquire stations that, when integrated with our existing operations, will allow us to reach a wider range of demographic groups that appeal to advertisers, increase revenue and achieve substantial cost savings. Additionally, we believe that our advertising pricing on the basis of cost per thousand impressions, combined with the added reach of our radio station clusters, allows us to compete successfully for advertising revenue against non-traditional competitors such as print media, television and outdoor advertising.

         Relative to the largest radio markets in the United States, we believe that the mid-sized and small markets represent attractive operating environments because they are generally characterized by:

          - a greater use of radio advertising compared to the national average;

          - substantial growth in advertising revenues as national and regional retailers expand into mid-sized and small markets;

          - a weaker competitive environment characterized by small independent operators, many of whom lack the capital to produce locally-originated programming or to employ more sophisticated research, marketing, management and sales techniques;

          - less direct format competition due to a smaller number of stations in any given market; and

          - lower overall susceptibility to fluctuations in general economic conditions due to a lower percentage of national versus local advertising revenues.

         We believe that these operating characteristics, coupled with the opportunity to establish or expand radio station clusters within a specific market, create the potential for revenue growth and cost efficiencies.


         Our portfolio of radio stations is diversified in terms of geographic location, target demographics and format. We believe that this diversity helps insulate us from downturns in specific markets and changes in format preferences.

Recently Completed Acquisitions and Dispositions

         We completed the following acquisitions and dispositions of radio stations during 1999 and the first quarter of 2000. The purchase prices set forth below were paid in cash, except where otherwise indicated, and include, where applicable, amounts paid under consulting and noncompetition agreements but do not include transaction-related costs.


                                  Acquisitions
                                  ------------

                                               No. of                        Purchase Price        Date
          Seller                 Market         Stations    Call Letters      (in millions)      Completed
          ------                 ------         --------    ------------      -------------      ---------

WJON Broadcasting Company   St. Cloud, MN          3       KMXK(FM)               $12.7           5/6/99
                                                           WJON(AM)
                                                           WWJO(FM)

Media One                   Erie, PA               3       WXKC(FM)               $13.5           9/1/99
Group-Erie, Ltd.                                           WRIE(AM)
                                                           WXTA(FM)

Forever of NY, Inc. and     Utica-Rome, NY         5       WODZ(FM)               $44.7(1)        1/28/00
related entities                                           WLZW(FM)
                                                           WFRG(FM)
                                                           WIBX(AM)
                                                           WRUN(AM)

                            Watertown, NY          4       WCIZ(FM)
                                                           WFRY(FM)
                                                           WTNY(AM)
                                                           WUZZ(AM)

New Wave Broadcasting,      El Paso, TX            3       KLAQ(FM)               $23.5           1/31/00
L.P.                                                       KSII(FM)
                                                           KROD(AM)

--------------
(1) The purchase price paid consisted of approximately $43.8 million in cash and 100,000 shares of our common stock.

                                 Dispositions
                                 ------------

                                                 No. of                          Sale Price        Date
        Purchaser                Market         Stations     Call Letters      (in millions)     Completed
        ---------                ------         --------     ------------      -------------     ---------

Concord Media Group, Inc.  Charleston, SC          1       WSSP(FM)                 $1.6          3/15/99

Concord Media Group of     San Diego, CA           1       KCBQ(AM)                 $6.0          8/1/99
California, Inc.

Mag Mile Media, L.L.C.     Kingman, AZ             4       KFLG(AM)                 $5.4          10/15/99
                                                           KFLG(FM)
                                                           KZZZ(FM)
                                                           KAAA(AM)

Commonwealth               Lake Tahoe, CA          2       KRLT(FM)                 $1.2          11/1/99
Communications, LLC                                        KOWL(AM)

                                  -------------

Pending Transactions

         We currently have transactions pending which, if completed, will result in the purchase by us of ten additional radio stations and the sale by us of 14 radio stations. Closing of each of these transactions is subject to certain conditions, including required governmental approvals.

         Albany and Grand Rapids Acquisition; Sale of Mansfield, Palmdale and Victorville Stations. On March 12, 2000, we entered into an Asset Exchange Agreement with Clear Channel Broadcasting, Inc., Capstar Radio Operating Company and their related entities to acquire substantially all of the assets of four FM and two AM radio stations in Albany, New York and three FM radio stations in Grand Rapids, Michigan in exchange for substantially all of the assets of our seven FM and four AM radio stations in the Mansfield, Ohio; Palmdale, California; and Victorville, California markets; and the payment by us of $67.0 million in cash. We have made a cash escrow deposit in the amount of $5.0 million and have agreed to pay liquidated damages in the amount of $28.0 million if we fail to perform our obligations under the asset exchange agreement in certain circumstances.

         The sale to us of the Albany and Grand Rapids stations is part of a sell-off of stations which regulatory agencies are requiring in order to allow for the completion of the pending merger of Clear Channel Communications, Inc. and AMFM, Inc. That merger requires the prior approvals of the shareholders of Clear Channel and AMFM, as well as approvals from various regulatory authorities, including the Federal Communications Commission, the Federal Trade Commission, the U.S. Department of Justice, and state antitrust enforcement agencies. These regulatory authorities are requiring divestiture of the Albany and Grand Rapids stations and many other stations to comply with multiple ownership and market concentration policies and other public interest considerations. These approvals and the consummation of the Clear Channel and AMFM merger are conditions precedent which must be met before the exchange of the Albany and Grand Rapids stations for our Mansfield, Palmdale and Victorville stations can take place. It is anticipated that these transactions could be completed during the third quarter of 2000; but there can be no assurance the shareholder and regulatory approvals will be obtained or, if obtained, when that will occur.

         Chico Acquisition. On March 29, 2000, we entered into an agreement of merger with KZAP, Inc. by which we will acquire control of radio station KZAP(FM) located in Chico, California in consideration for 233,333 shares of our common stock. We anticipate closing this acquisition during the second quarter of 2000 following receipt of FCC approval. We are currently providing programming and selling air time for KZAP(FM) under a time brokerage agreement pending consummation of the acquisition.

         Sale of Flagstaff Stations. On March 29, 2000, we entered into an asset purchase agreement with Yavapai Broadcasting Corporation to sell substantially all of the assets of our two FM and one AM radio stations in Flagstaff, Arizona for a cash purchase price of $2.0 million. We anticipate closing this acquisition during the second quarter of 2000 following receipt of FCC approval. Earlier in March 2000, we terminated a March 1999 agreement by which we had agreed to sell our Flagstaff assets to another party for a cash purchase price of approximately $2.4 million. Action on the FCC application for approval of that sale had been delayed since May 1999 due to the filing of an objection by the owner of a competing station in the Flagstaff market based on the alleged ownership concentration that the proposed buyer would have had following the sale.

Acquisition Strategy

         Our acquisition strategy is to expand within our existing markets and into new mid-sized and small markets where we believe we can effectively use our operating strategies. In considering new markets, we focus on those markets that have a minimum of $8.0 million in gross radio advertising revenue where we believe we can build a station cluster that will generate at least $1.0 million in annual broadcast cash flow. Although significant competition exists among potential purchasers for suitable radio station acquisitions throughout the United States, we believe that there is currently less competition, particularly from the larger radio operators, in the mid-sized and small markets. This has afforded us relatively more attractive acquisition opportunities in these markets. After entering a market, we seek to acquire additional stations that will allow us to reach a wider range of demographic groups to appeal to advertisers and increase revenue. We also integrate these stations into our existing operations in an effort to achieve substantial cost savings. We have sold or will sell stations in different markets that did not or do not fit within our existing acquisition strategy.

         We believe that the creation of strong station clusters in our local markets is essential to our operating success. In evaluating an acquisition opportunity in a new market, we assess our potential to build a leading radio station cluster in that market over time. We will not consider entering a new market unless we can acquire multiple stations in that market. We also analyze a number of additional factors we believe are important to success, including the number and quality of commercial radio signals broadcasting in the market, the nature of the competition in the market, our ability to improve the operating performance of the radio station or stations under consideration and the general economic conditions of the market.

         We believe that our acquisition strategy, if properly implemented, could have a number of benefits, including:

          -    greater revenue and broadcast cash flow diversity;

          - improved broadcast cash flow margins through the consolidation of facilities and the elimination of redundant expenses;

          - enhanced revenue by offering advertisers a broader range of advertising packages;

          -    improved negotiating leverage with various key vendors;

          -    enhanced appeal to top industry management talent; and

          - increased overall scale, which should facilitate our capital raising activities.

         We have developed a process for integrating newly acquired properties into our overall culture and operating philosophy, which involves the following key elements:

          - assess format quality and effectiveness so that we can refine station formats in order to increase audience and revenue share;

          -    upgrade transmission, audio processing and studio facilities;

          - expand and strengthen sales staff through active recruiting and in-depth training;

          - convert acquired stations to our communications network and centralized networked accounting system; and

          - establish revenue and expense budgets consistent with the programming and sales strategy and corresponding cost adjustments.

         From time to time, in compliance with applicable law, we enter into a time brokerage agreement (under which separately owned and licensed stations agree to function cooperatively in terms of programming, advertising, sales and other matters), or a similar arrangement, with a target property prior to FCC final approval and the consummation of the acquisition, in order to gain a head start on the integration process.

Operating Strategy

         Our operating strategy focuses on maximizing our radio stations' appeal to listeners and advertisers and, consequently, increasing our revenue and cash flow. To achieve these goals, we have implemented the following strategies:

         Ownership of Strong Radio Station Clusters. We seek to secure and maintain a leadership position in the markets we serve by owning multiple stations in those markets. By coordinating programming, promotional and sales strategies within each local station cluster, we attempt to capture a wider range of demographic listeners to appeal to advertisers. We believe that the diversification of our programming formats and inventory of available advertising time strengthen relationships with advertisers, increasing our ability to maximize the value of our inventory. We believe that operating multiple stations in a market enhances our ability to market the advantages of advertising on radio versus other media, such as newspapers and television.

         We believe that our ability to utilize the existing programming and sales resources of our radio station clusters enhances the growth potential of both new and underperforming stations while reducing the risks associated with the implementation of station performance improvements such as new format launches. We believe that operating leading station clusters allows us to attract and retain talented local personnel, who are essential to our operating success. Furthermore, we seek to achieve cost savings within a market through the consolidation of facilities, sales and administrative personnel, management and operating resources, such as on-air talent, programming and music research, and the reduction of other redundant expenses.

         Aggressive Sales and Marketing. We seek to maximize our share of local advertising revenue in each of our markets through aggressive sales and marketing initiatives. We provide extensive training through in-house sales and time management programs and independent consultants who hold frequent seminars and are available for consultation with our sales personnel. We emphasize regular, informal exchanges of ideas among our management and sales personnel across our various markets. We seek to maximize our revenue by utilizing sophisticated inventory management techniques to provide our sales personnel with frequent price adjustments based on regional and local market conditions. We further strengthen our relationship with some advertisers by offering the ability to create customer traffic through an on-site event staged at, and broadcast from, the advertiser's business location. We believe that, prior to their acquisition, many of our newly acquired stations had underperformed in sales, due primarily to undersized sales staffs. Accordingly, we have significantly expanded the sales forces of many of our acquired stations.

         Targeted Programming and Promotion. To maintain or improve our position in each market, we combine extensive market research with an assessment of our competitors' vulnerabilities in order to identify significant and sustainable target audiences. We then tailor the programming, marketing and promotion of each radio station to maximize its appeal to the targeted audience. We attempt to build strong markets by:

          - creating distinct, highly visible profiles for our on-air personalities, particularly those broadcasting during morning drive time, which traditionally airs between 6:00 a.m. and 10:00 a.m.;

          -    formulating recognizable brand names for select stations; and

          -    actively participating in community events and charities.

         Decentralized Operations. We believe that radio is primarily a local business and that much of our success will be the result of the efforts of regional and local management and staff. Accordingly, we decentralize much of our operations at these levels. Each of our station clusters is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of their particular market. Local managers are responsible for preparing annual operating budgets and a portion of their compensation is linked to meeting or surpassing their operating targets. Corporate management approves each station cluster's annual operating budget and imposes strict financial reporting requirements to track station performance. Corporate management is responsible for long range planning, establishing corporate policies and serving as a resource to local management.

Station Portfolio

         When our pending acquisition and sale transactions are completed, we will own 28 FM and 12 AM radio stations in ten mid-sized and small markets. The following table sets forth information about the stations that we own and expect to own after giving effect to our pending transactions.

         As you review the information in the following table, you should note the following:

          - The abbreviation "MSA" in the table means the market's rank among the largest metropolitan statistical areas in the United States.

          - The symbol "*" indicates a station that is the subject of one of our pending acquisitions. The symbol # indicates a station that we have agreed to sell. The completion of each of the pending acquisition and sale transactions is subject to certain conditions, including governmental approvals and in some cases shareholder approvals. There can be no assurance that these conditions will be satisfied in any particular case.

          - In the Primary Demographic Target column, the letter "A" designates adults, the letter "W" designates women and the letter "M" designates men. The numbers following each letter designate the range of ages included within the demographic group.

          - Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

          - We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets (except the Flagstaff, Arizona; Palmdale, California; Victorville, California; and Mansfield, Ohio markets) from Investing in Radio 1999 Market Report (4th ed.) published by BIA Publications, Inc.

          - We obtained all market revenue and station cluster market revenue rank information for the Palmdale market from the February 2000 Miller, Kaplan Market Revenue Report, a publication of Miller, Kaplan, Arase & Co., Certified Public Accountants.

          - Market data are not available for the Flagstaff, Victorville and Mansfield markets.

          - We obtained all audience share information from the Fall 1999 Radio Market Report published by The Arbitron Company. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

                                                                                                           Station
                                                Station               Primary        Station Cluster      Cluster
           Radio Market/                      Programming           Demographic      Rank by Market     12+ Audience
        Station Call Letters    MSA Rank         Format               Target          Revenue Share        Share
        --------------------    --------  ------------------       -------------     ---------------    ------------

      Albany, NY...................59                                                        2               19.9
           WQBJ(FM)*                      Rock                         M 18-49
           WQBK(FM)*                      Rock                         M 18-49
           WABT(FM)*                      Oldies                       A 35+
           WGNA(FM)*                      Country                      A 25-54
           WGNA(AM)*                      Country                      A 25-54
           WTMM(AM)*                      Sports                       M 35+

                                                                                                           Station
                                                Station               Primary        Station Cluster       Cluster
           Radio Market/                      Programming           Demographic      Rank by Market     12+ Audience
        Station Call Letters    MSA Rank         Format               Target          Revenue Share        Share
        --------------------    --------  ------------------       -------------     ---------------    ------------

      Chico, CA.................. 192                                                        1                13.6
           KFMF(FM)                       Rock                       M   18-49
           KALF(FM)                       Country                    A   25-54
           KQPT(FM)                       Alternative                A   18-34
           KZAP(FM)*                      Adult Contemporary         A   25-54

      El Paso, TX................  70                                                        2                20.9
           KSII(FM)                       Hot Adult Contemporary     W   25-54
           KLAQ(FM)                       Rock                       M   18-49
           KROD(AM)                       News/Talk                  A   35+

      Erie, PA................... 155                                                        1                26.4
           WXKC(FM)                       Adult Contemporary         W   25-54
           WXTA(FM)                       Country                    A   25-54
           WRIE(AM)                       Nostalgia                  A   35+

      Flagstaff, AZ.............. N/A                                                       N/A               N/A
          KZGL(FM)#                       Rock                       M   18-34
          KVNA(FM)#                       Adult Contemporary         A   25-54
          KVNA(AM)#                       News/Talk                  A   35+

      Flint, MI.................. 116                                                        2                16.3
          WCRZ(FM)                        Adult Contemporary         W   25-54
          WWBN(FM)                        Rock                       M   18-49
          WFNT(AM)                        Nostalgia                  A   35+

      Grand Rapids, MI...........  66                                                        2                14.4
          WLHT(FM)*                       Adult Contemporary         W    25-54
          WGRD(FM)*                       Rock                       M    18-49
          WTRV(FM)*                       Soft Adult Contemporary    W    35+

      Mansfield, OH.............. N/A                                                       N/A               N/A
          WYHT(FM)#                       Adult Contemporary         W    25-54
          WSWR(FM)#                       Oldies                     A    35-54
          WMAN(AM)#                       News/Talk/Sports           A    35+

      Palmdale, CA............... N/A                                                      1                  N/A
          KTIP(FM)#                       Country                    A    25-54
          KOSS(FM)#                       Adult Contemporary         W    25-54
          KAVC(AM)#                       Religion                   A    35+

                                                                                                           Station
                                                Station               Primary        Station Cluster      Cluster
           Radio Market/                      Programming           Demographic      Rank by Market     12+ Audience
        Station Call Letters    MSA Rank         Format               Target          Revenue Share        Share
        --------------------    --------  ------------------       -------------     ---------------    ------------

      Redding, CA.................. 218                                                      1                40.6
          KSHA(FM)                        Soft Adult Contemporary    W    25-54
          KNNN(FM)                        Current Hit Radio          A    18-34
          KRDG(FM)                        Oldies                     A    35-54
          KRRX(FM)                        Rock                       M    18-49
          KNRO(AM)                        Classic Country            M    35+
          KQMS(AM)                        News/Talk/Sports           A    35+

      St. Cloud, MN................ 216                                                      1                29.2
          KMXK(FM)                        Adult Contemporary         W    25-54
          WWJO(FM)                        Country                    A    25-54
          KKSR(FM)*                       Lite Rock                  W    25-54
          KLZZ(FM)*                       Classic Rock               M    25-54
          KXSS(AM)*                       Nostalgia                  A    35+
          WJON(AM)                        News/Talk                  A    35+

      Utica-Rome, NY............... 150                                                      1                39.2
          WODZ(FM)                        Oldies                     A    35-54
          WLZW(FM)                        Adult Contemporary         W    25-54
          WFRG(FM)                        Country                    A    25-54
          WRUN(AM)                        Sports                     A    35+
          WIBX(AM)                        News/Talk                  M    35+

      Victorville, CA.............. N/A                                                     N/A              N/A
          KZXY(FM)#                       Adult Contemporary         A    18-49
          KATJ(FM)#                       Country                    A    25-54
          KIXA(FM)#                       Rock                       M    18-49
          KROY(AM)#                       News/Talk                  A    35+
          KIXW(AM)#                       Nostalgia                  A    35+

      Watertown, NY................ 252                                                      1                43.2
          WCIZ(FM)                        Classic Hits               A    25-54
          WFRY(FM)                        Country                    A    25-54
          WTNY(AM)                        Talk                       A    35+
          WUZZ(AM)                        R&B Oldies                 A    35+

Advertising Sales

         Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 1999, approximately 84.9% of our net broadcast revenue was generated from the sale of local and regional advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of our advertisers include telephone companies, restaurants, fast food chains, automotive companies and grocery stores.

         Each station's local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We pay a higher commission rate to our sales staff for direct advertising sales. Through direct advertiser relationships, we can better understand the advertiser's business needs and more effectively design advertising campaigns to sell the advertiser's products. We employ personnel in each of our markets to produce commercials for the advertiser. In-house production combined with effectively designed advertising establishes a stronger relationship between the advertiser and the station cluster. National sales are made by a firm specializing in radio advertising sales on the national level in exchange for a commission based on gross revenue. Regional sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, are generally made by our local sales staff.

         Depending on the programming format of a particular station, we estimate the optimum number of advertising spots available. The number of advertisements that can be broadcast without jeopardizing listening levels is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing advertising inventory. Our stations adjust pricing based on local market conditions and the ability to provide advertisers with an effective means of reaching a targeted demographic group. Each of our stations has a general target level of on-air inventory. This target level of inventory may be different at different times of the day but tends to remain stable over time. Much of our selling activity is based on demand for our radio stations' on-air inventory and, in general, we respond to this demand by varying prices rather than our target inventory level for a particular station. Therefore, most changes in revenue can be explained by demand-driven pricing changes.

         A station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station's ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by us to chart audience levels, set advertising rates and adjust programming. The radio broadcast industry's principal ratings service is The Arbitron Company, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are our primary source of audience ratings data.

         We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on:

          -    the supply of, and demand for, radio advertising time;

          - a station's share of audiences in the demographic groups targeted by advertisers, as measured by ratings surveys estimating the number of listeners tuned to the station at various times; and

          - the number of stations in the market competing for the same demographic groups.

         Rates are generally highest during morning and afternoon commuting hours.

Competition

         The radio broadcasting industry is highly competitive. The success of each station depends largely upon audience ratings and its share of the overall advertising revenue within its market. Stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. Building a strong listener base consisting of a specific demographic group in a market enables an operator to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing format to compete directly for listeners and advertisers. A station's decision to convert to a format similar to that of another radio station in the same geographic area may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower broadcast cash flow.

         Factors that are material to a radio station's competitive position include management experience, the station's local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. Recent changes in FCC policies and rules permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that elect to take advantage of joint arrangements such as local marketing agreements or joint sales agreements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services.

         Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC's multiple ownership rules regulating the number of stations that may be owned and controlled by a single entity. The FCC's multiple ownership rules have changed significantly as a result of the Telecommunications Act of 1996.

         Stations compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by digital audio broadcasting. Digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. The delivery of information through the Internet also could create a new form of competition.

         The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. Digital audio radio services may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not known at this time whether this digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. The FCC has adopted rules creating a new low power radio service that will open up opportunities for new FM radio stations. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth.

Employees

         At March 10, 2000, we employed 531 persons. Thirteen of our employees in Watertown, New York are covered by a collective bargaining agreement. None of our other employees is covered by collective bargaining agreements. We consider our relations with our employees to be good.

Federal Regulation of Radio Broadcasting

         Introduction. Our ownership, operation, purchase and sale of radio stations is regulated by the FCC, which acts under authority derived from the Communications Act of 1934, as amended. The Telecommunications Act of 1996 made changes in several broadcast laws. Among other things, the FCC:

          -    assigns frequency bands for broadcasting;

          -    issues, renews, revokes and modifies station licenses;

          - determines whether to approve changes in ownership or control of station licenses;

          -    regulates equipment used by stations; and

          - adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.

         The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines, the grant of abbreviated license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional radio stations.

         License Grant and Renewal. Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. Licenses are renewed through an application to the FCC. Petitions to deny license renewals can be filed by interested parties, including members of the public. These petitions may raise various issues before the FCC. The FCC is required to hold hearings on renewal applications if the FCC is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a substantial and material question of fact as to whether the grant of the renewal application would be inconsistent with the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although we cannot assure you that all of our licenses will be renewed.

         The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designated to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

         The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 and C.

         The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain (HAAT), power and frequency of each of the stations that are owned and operated by us or that are the subject of a pending acquisition, and the date on which each station's FCC license expires.

                                                                                                           Expiration
                           Station Call        FCC         HAAT in        Power in                           Date of
          Market             Letters          Class        Meters        Kilowatts            Frequency    FCC License
          ------             -------          -----        ------        ---------            ---------    -----------

Albany, NY............      WQBJ(FM)*            B          150.0         50.0                103.5 MHz       6/1/06
                            WQBK(FM)*            A          92.0          6.0                 103.9 MHz       6/1/06
                            WABT(FM)*            A          107.0         5.0                 104.5 MHz       6/1/06
                            WGNA(FM)*            B          300.0         12.50               107.7 MHz       6/1/06
                            WGNA(AM)*            B          N/A           5.0                 1460 kHz        6/1/06
                            WTMM(AM)*            B          N/A           5.0                 1300 kHz        6/1/06

Chico, CA.............      KFMF(FM)             B1         344           2.0                 93.9 MHz        12/1/05
                            KPPL(FM)             B          193           28.0                107.5 MHz       12/1/05
                            KALF(FM)             B          386           7.0                 95.7 MHz        12/1/05
                            KZAP(FM)*            B1         393           1.5                 96.7 MHz        12/1/05

El Paso, TX...........      KSII(FM)             C          433           98.0                93.1 MHz        8/1/05
                            KLAQ(FM)             C          424           88.0                95.5 MHz        8/1/05
                            KROD(AM)             B          N/A           5.0                 600 kHz         8/1/05

Erie, PA..............      WXKC(FM)             B          150           50.0                99.9 MHz        8/1/06
                            WRIE(AM)             B          N/A           5.0                 1260 kHz        8/1/06
                            WXTA(FM)             B1         154           10.0                97.9 MHz        8/1/06

Flagstaff. AZ.........      KZGL(FM)#            C1         760.0         9.0                 95.9 MHz        10/1/05
                            KVNA(FM)#            C          460.0         100.0 horizontal+   97.5 MHz        10/1/05
                                                                          43.0 vertical+
                            KVNA(AM)#            D          N/A           .04800              600 kHz         10/1/05

Flint, MI.............      WCRZ(FM)             B          331           50.0                107.9 MHz       10/1/04
                            WFNT(AM)             B          N/A           5.0 daytime         1470 kHz        10/1/04
                                                                          1.0 night
                            WWBN(FM)             A          328           6.0                 101.7 MHz       10/1/04

Grand Rapids, MI......      WLHT(FM)*            B          168.0         40.0                95.7 MHz        10/1/04
                            WGRD(FM)*            B          180.0         13.0                97.9 MHz        10/1/04
                            WTRV(FM)*            A          92.0          3.50                100.5 MHz       10/1/04

Mansfield, OH.........      WYHT(FM)#            B          67            17.5                105.3 MHz       10/1/04
                            WMAN(AM)#            C          N/A           0.92                1400 kHz        10/1/04
                            WSWR(FM)#            A          91            3.0                 100.1 MHz       10/1/04

Palmdale, CA..........      KAVC(AM)#            C          N/A           1.0                 1340 kHz        12/1/05
                            KOSS(FM)#            A          94            2.9                 105.5 MHz       12/1/05
                            KTPI(FM)#            A          176           1.9                 103.1 MHz       12/1/05

Redding, CA...........      KRRX(FM)             C          600           100.0               106.1 MHz       12/1/05
                            KNNN(FM)             A          100           5.3                 99.3 MHz        12/1/05
                            KNRO(AM)             B          N/A           1.0                 600 kHz         12/1/05
                            KQMS(AM)             C          N/A           1.0                 1400 kHz        12/1/05
                            KSHA(FM)             C          475           100.0               104.3 MHz       12/1/05
                            KRDG(FM)             C2         325           9.9                 105.3 MHz       12/1/05

                                                                                                        Expiration
                           Station Call        FCC         HAAT in        Power in                        Date  of
          Market             Letters          Class        Meters        Kilowatts     Frequency       FCC License
          ------             -------          -----        ------        ---------     ---------       -----------

St. Cloud, MN.........      KMXK(FM)             C2         150           50.0             94.9 MHz        4/1/05
                            WJON(AM)             C          N/A           1.0              1240 kHz        4/1/05
                            WWJO(FM)             C          305           97.0             98.1 MHz        4/1/05

Utica-Rome, NY........      WODZ(FM)             B1         184           7.4              96.1 MHz        6/1/06
                            WLZW(FM)             B          201           25.0             98.7 MHz        6/1/06
                            WFRG(FM)             B          151           100.0            104.3 MHz       6/1/06
                            WIBX(AM)             B          N/A           5.0              950 kHz         6/1/06
                            WRUN(AM)             B          N/A           5.0 daytime      1150 kHz        6/1/06
                                                                          1.0 night

Victorville, CA.......      KZXY(FM)#            A          100           6.0              102.3 MHz       12/1/05
                            KIXW(AM)#            D          N/A           5.0 daytime      960 kHz         12/1/05
                                                                          0.029 night
                            KATJ(FM)#            A          472           0.26             100.7 MHz       12/1/05
                            KIXA(FM)#            A          325           0.56             106.5 MHz       12/1/05
                            KROY(AM)#            D          N/A           0.5 daytime      1590 kHz        12/1/05
                                                                          0.131 night

Watertown, NY.........      WCIZ(FM)             A          100           6.0              93.3 MHz        6/1/06
                            WFRY(FM)             C1         145           97.0             97.5 MHz        6/1/06
                            WTNY(AM)             B          N/A           1.0              790 kHz         6/1/06
                            WUZZ(AM)             B          N/A           5.0 daytime      1410 kHz        6/1/06
                                                                          1.0 night

______________

* Stations indicated with an asterisk (*) are subject to acquisition by us under an existing agreement.

# We have agreed to sell those stations indicated with a pound sign (#).

+ Due to the polarity of this station's transmission antennae and the licensed parameters of its operation, the power level for this station is different for horizontally and vertically oriented reception antennae.



       Transfers or Assignment of Licenses. The Communications Act prohibits the assignment or transfer of a broadcast license without the prior approval of the FCC. In determining whether to grant approval, the FCC considers a number of factors pertaining to the licensee (and proposed licensee), including:

          - compliance with the various rules limiting common ownership of media properties in a given market;

          - the "character" of the licensee and those persons holding "attributable" interests in the licensee; and

          - compliance with the Communications Act's limitations on alien ownership as well as compliance with other FCC regulations and policies.

         To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a "substantial change" in ownership or control, the application must be placed on public notice for not less than 30 days during which time period petitions to deny or other objections against the application may be filed by interested parties, including members of the public. If the application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

         Multiple Ownership Rules. The Communications Act, the Telecommunications Act of 1996 and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market. These rules preclude us from acquiring certain stations we might otherwise seek to acquire. The rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market. The local radio ownership rules are as follows:

          - in markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

          - in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

          - in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

          - in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50.0% of the market's total, whichever is lower, and no more than three of which can be either AM or FM.

         The FCC is also reportedly considering proposing a policy that would review a proposed transaction if it would enable a single owner to attain a high degree of revenue concentration in a market. The FCC has also periodically invited comment on the impact of concentration in public notices concerning specific proposed transactions, and has delayed or refused its consent in some cases because of revenue concentrations.

         In addition to the limits on the number of radio stations that a single owner may own in a particular geographic market, the FCC also has cross-ownership rules which limit or prohibit radio station ownership by the owner of television stations or a newspaper in the same market. The FCC recently revised its radio/television cross-ownership rule to allow for greater common ownership of radio and television stations. The revised radio/television cross-ownership rule permits a single owner to own up to two television stations, consistent with the FCC's rules on common ownership of television stations, and one radio station in all markets. In addition, an owner can own additional radio stations, subject to local ownership limits for the market, as follows:

          - in markets where 20 media voices will remain, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

          - in markets where ten media voices will remain, an owner may own an additional three radio stations.

A "media voice" includes each independently-owned, full power television and radio station and each newspaper, plus one voice for all cable television systems operating in the market. The FCC's broadcast/newspaper cross-ownership rule prohibits the same owner from owning a broadcast station and a daily newspaper in the same geographic market.

         The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5.0% or more of the corporation's voting stock are generally attributable. In addition, certain passive investors are attributable if they hold 20.0% or more of the corporation's voting stock. If a single individual or entity controls more than 50.0% of a corporation's voting stock, however, the interests of other shareholders are generally not attributable unless the shareholders are also officers or directors of the corporation.

         The FCC recently adopted a new rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder. Under this new rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33.0% of the value of the station's total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15.0% of the station's weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television, and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. If attribution under the equity-debt-plus rule results in a violation of the FCC's multiple ownership rules, each affected party must come into compliance with those rules, by reducing or eliminating the party's interest in the affected media outlets or obtaining a waiver from the FCC, no later than August 5, 2000. The attribution rules limit the number of radio stations we may acquire or own in any market and may also limit the ability of certain potential buyers of stations owned by us from being able to purchase some or all of the stations which they might otherwise wish to purchase from us

         Alien Ownership Rules: The Communications Act prohibits the issuance or holding of broadcast licenses by aliens, including any corporation if more than 20.0% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25.0% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest. Our charter provides that our capital stock is subject to redemption by us by action of the Board of Directors to the extent necessary to prevent the loss of any license held by us, including any FCC license.

         Time Brokerage. Over the past few years, a number of radio stations have entered into what have commonly been referred to as time brokerage agreements or local marketing agreements. While these agreements may take varying forms, under a typical time brokerage agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these arrangements, separately-owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of time brokerage agreement is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

         The FCC's rules provide that a radio station that brokers more than 15.0% of its weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, in a market where we own a radio station, we would not be permitted to enter into a time brokerage agreement with another local radio station in the same market that we could not own under the local ownership rules, unless our programming on the brokered station constituted 15.0% or less of the other local station's programming time on a weekly basis. FCC rules also prohibit a radio station from duplicating more than 25.0% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage agreement where the brokered and brokering stations which it owns or programs serve substantially the same area.

         Programming and Operation. The Communications Act requires broadcasters to serve the public interest. Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station's community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming will be considered by the FCC when it evaluates the licensee's renewal application, although listener complaints may be filed and considered at any time and must be maintained in the station's public file.

         Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, the advertisement of casinos and lotteries, sponsorship identification and technical operations, including limits on radio frequency radiation.

         On January 20, 2000, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. Broadcasters may fulfill this requirement by sending the station's job vacancy information to organizations that request it, participating in community outreach programs or designing an alternative recruitment program. Broadcasters with five or more full-time employees must place in their public files annually a report detailing their recruitment efforts and must file a statement with the FCC certifying compliance with the rules every two years. Broadcasters with ten or more full-time employees must file their annual reports with the FCC midway through their license term. Broadcasters also must file employment information with the FCC annually for statistical purposes.

         The FCC recently issued a decision holding that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time which the station offers to its commercial advertisers. This decision is currently being reconsidered by the FCC. The effect that this FCC decision will have on our programming and commercial advertising is uncertain.

         In 1985, the FCC adopted rules regarding human exposures to levels of radio frequency radiation. These rules require applicants for new broadcast stations, renewals of broadcast licenses or modifications of existing licenses to inform the FCC at the time of filing such applications whether a new or existing broadcast facility would expose people to radio frequency radiation in excess of FCC guidelines. In August 1996, the FCC adopted more restrictive radiation limits. These limits became effective on September 1, 1997 and govern applications filed after that date. We anticipate that such regulations will not have a material effect on our business.

         Periodically, we may be required to obtain special temporary authority from the FCC to operate the one or more of the stations in a manner different from the licensed parameters so that we can complete scheduled construction or maintenance or so that we may repair damaged or broken equipment without interrupting service.

         Proposed and Recent Changes: Congress and the FCC from time to time have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters include:

          -    proposals to impose spectrum use or other fees on FCC licensees;

          -    technical and frequency allocation matters;

          - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

          -    changes in the FCC's attribution and multiple ownership policies;

          -    changes to broadcast technical requirements;

          - proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone, cable television or other communication lines; and

          - proposals to limit the tax deductibility of advertising expenses by advertisers.

         In January 1995, the FCC adopted rules to allocate spectrum for satellite digital audio radio service. Satellite digital audio radio service systems potentially could provide for regional or nationwide distribution of radio programming with fidelity comparable to compact discs. The FCC has issued two authorizations to launch and operate satellite digital audio radio service.

         The FCC currently is considering standards for evaluating, authorizing, and implementing terrestrial digital audio broadcasting technology, including In-Band On-Channel(TM) technology, for FM radio stations. Digital audio broadcasting's advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel(TM) technology would permit an FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what regulations the FCC will adopt regarding digital audio broadcasting or In-Band On-Channel(TM) technology and what effect such regulations would have on our business or the operations of our radio stations.

         The FCC has authorized an additional 100 kHz of bandwidth for the AM band and on March 17, 1997, adopted an allotment plan for the expanded band, which identified the 88 AM radio stations selected to move into the band. At the end of a five-year transition period, those licensees will be required to return to the FCC either the license for their existing AM band station or the license for the expanded AM band station.

         On January 20, 2000, the FCC voted to adopt rules creating a new low power FM radio service. The new low power stations will operate at a maximum power of between 10 and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide noncommercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity, including Regent, will be permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants will not be permitted to own more than one station nationwide during the initial two year period. After the initial two year period, entities will be allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations will not be transferable. The FCC has stated that it intends to begin accepting applications for new stations in the next several months.

         At this time it is difficult to assess the competitive impact of these new stations. Although the new low power stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, we cannot be certain of the level of interference that low power stations will cause after they begin operating. Moreover, if low power FM stations are licensed in the markets in which we operate, the low power stations may compete for listeners and advertisers. The low power stations may also limit our ability to obtain new licenses or to modify our existing facilities, or cause interference to areas of existing service that are not protected by the FCC's rules, any of which may have a material adverse affect on our business.

         Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications which are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our stations.

         We cannot predict what other matters might be considered in the future by the FCC or Congress, nor can we judge in advance what impact, if any, the implementation of any of these proposals or changes might have on our business.

         Federal Antitrust Considerations. The Federal Trade Commission and the United States Department of Justice, which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, have been increasingly active recently in their review of radio station acquisitions, particularly where an operator proposes to acquire additional stations in its existing markets.

         For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules promulgated thereunder, require the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the agencies decide which of them will investigate the transaction. If the investigating agency determines that the transaction does not raise significant antitrust issues, then it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then, at the conclusion of the initial 30-day period, it will issue a formal request for additional information. The issuance of a formal request extends the waiting period until the 20th calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, the waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a formal request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. These discussions and negotiations can be time consuming, and the parties may agree to delay completion of the acquisition during their pendency.

         At any time before or after the completion of a proposed acquisition, the Federal Trade Commission or the Department of Justice could take such action under the antitrust laws as it considers necessary or desirable in the public interest, including seeking to enjoin the acquisition or seeking divestiture of the business or other assets acquired. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the Federal Trade Commission or the Department of Justice under the antitrust laws before or after completion. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws.

         In June 1998, we received a civil investigative demand from the Antitrust Division of the Department of Justice requesting certain information regarding our acquisition of radio stations in Redding, California to enable the DOJ to determine, among other things, whether our Redding acquisitions resulted in excessive concentration in the market. We have responded to the information request and the matter is still pending. Even if the Department of Justice were to proceed with and successfully challenge the Redding acquisitions and we were required to divest one or more radio stations in Redding, the result would not have a material adverse effect on our financial condition or results of operations.

         As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that commencement of operations under time brokerage agreements, local marketing agreements, joint sales agreements and other similar agreements customarily entered into in connection with radio station transfers prior to the expiration of the waiting period under the Hart-Scott-Rodino Act could violate the Hart-Scott-Rodino Act. In connection with acquisitions subject to the waiting period under the Hart-Scott-Rodino Act, so long as the Department of Justice policy on the issue remains unchanged, we would not expect to commence operation of any affected station to be acquired under time brokerage agreement, local marketing agreement or similar agreement until the waiting period has expired or been terminated.

ITEM 2.  PROPERTIES

         The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

         We currently own studio facilities in Redding, California; Burton (Flint), Michigan; St. Cloud, Minnesota; Mansfield, Ohio; Whitestown (Utica-Rome), New York; and Watertown, New York. We own transmitter and antenna sites in Mojave (Palmdale), California; Redding, California; Victorville, California; Burton (Flint), Michigan; St. Cloud, Stearns County and Graham Township (St. Cloud), Minnesota; Mansfield, Ohio; Whitestown, Deerfield and Kirkland (Utica-Rome), New York; Watertown and Rutland (Watertown), New York; and El Paso, Texas. We expect to acquire additional real estate and to dispose of certain real estate in connection with our pending transactions. We lease our remaining studio and office facilities, including corporate office space in Covington, Kentucky and Old Brookville, New York, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment.

         We believe that our properties are generally in good condition and suitable for our operations. However, we continually look for opportunities to upgrade our properties and intend to upgrade studios, office space and transmission facilities in several markets.

         The two AM stations we acquired in the Watertown, New York market and one of the AM stations we acquired in the Utica-Rome, New York market have been operating under special temporary authorities granted by the FCC since January 1998. Two of these authorities will expire in May 2000 and one will expire in August 2000. We expect that we will be able to complete our evaluation of these facilities and complete any necessary repairs before these dates or that the FCC will grant further extensions of these special temporary authorities to allow us time to repair those transmission facilities to return the stations to licensed operations. However, due to the long period of time prior to our acquisition of these stations during which they have been operating under temporary authorizations, there can be no guarantee that the FCC will grant further extensions, in which event we might be required to interrupt service on these stations. An interruption in service at these stations would not have a material adverse effect on our financial condition or results of operations, as these stations represent less than 2% of our net revenue in the Watertown and Utica-Rome markets.

         Substantially all of our personal property and equipment serve as collateral for our obligations under our existing credit facility.

ITEM 3.  LEGAL PROCEEDINGS

         We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There was no matter submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Shares of our common stock have been quoted on The Nasdaq Stock Market under the symbol RGCI since January 25, 2000 following effectiveness of the registration statement for the initial public offering of our common stock. The following table sets forth, for the period from January 25, 2000 through March 10, 2000, the high and low closing sale prices of our common stock as reported in the Nasdaq National Market.

                                                  High              Low
                                                --------          --------
         January 25 through March 10, 2000      $14.0000          $10.3125

         As of March 10, 2000, there were 311 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

         We have never declared or paid cash dividends on our common stock and do not intend to do so in the foreseeable future. In addition, our credit agreement with our lenders prohibits the payment of cash dividends on our common stock.

         On December 14, 1999, we issued a total of 3,545,453 shares of our Series K convertible preferred stock at $5.50 per share for an aggregate purchase price of $19,499,992 to Blue Chip Capital Fund III Limited Partnership, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas), L.P., PNC Bank, N.A., Custodian, Mesirow Capital Partners VII and The Prudential Insurance Company of America. The terms of the Series K convertible preferred stock provided that the shares could be converted at any time at the option of the holder into shares of our common stock on a one-for-one basis. Subsequently, on January 28, 2000, 3,270,301 of these Series K shares were converted to shares of our common stock. The remaining 275,152 shares of Series K convertible preferred stock were sold back to us by an affiliate of one of the underwriters in our public offering consummated on January 28, 2000 in order to comply with rules of the National Association of Securities Dealers Inc.

         Under our 1998 Management Stock Option Plan we granted to certain key employees on April 29, 1999 options to purchase a total of 287,678 shares of our common stock at $5.00 per share and on October 28, 1999 options to purchase a total of 30,000 shares of our common stock at $5.50 per share. All of the options granted in October 1999 and 37,500 of the options granted in April 1999 are exercisable in five annual increments (up to one-fifth each year) beginning on the first anniversary of the date of grant. Of the remaining 250,178 options granted in April 1999, 25,018 options will vest on April 29, 2008, and the balance is exercisable in equal one-third increments at the end of each of the first three years following the grant.

         The Series K convertible preferred stock and the employee stock options were issued in private transactions to a limited number of select persons based upon exemptions from the registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) of that Act and the rules and regulations promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA.


                                                                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------------
                                                 1999            1998 (1)           1997               1996              1995
                                             ------------      ------------      ------------      -----------      -----------
Operating results:

Net broadcasting revenues                    $ 23,853,809      $ 14,771,523      $  5,993,291      $ 4,873,954      $ 5,113,582

Income (loss) from operations                    (612,398)         (433,321)        1,015,144        1,222,829        1,511,481

Income (loss)
    Before extraordinary items                 (6,299,521)       (3,289,924)         (362,537)         278,840          244,816

Extraordinary items                              (471,216)       (1,170,080)       (4,333,310)            --               --

Net income (loss)                              (6,770,737)       (4,460,004)       (4,695,847)         278,840          244,816

Preferred stock dividend requirements          (5,205,526)       (2,165,471)             --               --               --

Preferred stock accretion                     (17,221,154)       (4,787,311)             --               --               --


Basic and diluted net income (loss)
      Per common share:

    Income (loss)
    Before extraordinary items               $    (119.69)     $     (42.67)     $      (1.51)     $      1.16      $      1.02

    Extraordinary items                             (1.96)            (4.88)           (18.06)            --               --
                                             ------------      ------------      ------------      -----------      -----------

    Basic net income (loss)
      Per common share                       $    (121.65)     $     (47.55)     $     (19.57)     $      1.16      $      1.02

Weighted average number of common
  shares used in basic and diluted
  calculation                                     240,000           240,000           240,000          240,000          240,000

Balance sheet data:

Current assets                               $ 10,329,208      $ 11,618,745      $  1,919,232      $ 1,305,585      $ 1,311,916

Total assets                                   83,727,155        67,617,870        13,010,554        4,326,453        4,546,508

Current liabilities                             3,114,586        13,027,306           859,631        1,068,021        1,037,239

Long-term debt                                 25,331,307        34,617,500        21,911,661        7,276,884        7,828,883

Redeemable preferred stock                     89,265,352        27,406,152              --               --               --

Total stockholders deficit                    (37,809,315)      (10,076,667)      (10,181,788)      (5,485,941)      (5,764,781)

-------------
(1) - See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of comparability between years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         Our company was formed in November 1996 to acquire, own and operate clusters of radio stations in small and mid-sized markets. During 1997, we acquired our first radio station and entered into agreements to acquire 32 additional stations in ten additional markets. Also during 1997, we provided programming and other services to 24 of the radio stations we had agreed to acquire.

         Effective June 15, 1998, we consummated a number of mergers, acquisitions, borrowings and issuances of additional equity. One of these June 15, 1998 transactions was a merger with Faircom Inc. in which Faircom merged into one of our subsidiaries. Even though our subsidiary was the surviving entity in the merger, Faircom was deemed to be the "accounting acquirer," and the historical financial statements of Faircom became our historical financial statements. Accordingly, our results of operations and those of the other entities that merged with or were acquired by us as part of the transactions completed June 15, 1998 have been included in our consolidated financial statements only from June 15, 1998. This affects the comparability of the different periods.

         The principal source of our revenue is the sale of broadcasting time on our radio stations for advertising. As a result, our revenue is affected primarily by the advertising rates our radio stations charge. Correspondingly, the rates are based upon the station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic Arbitron Radio Market Reports. The number of advertisements that can be broadcast without jeopardizing listening levels, and the resulting ratings, are limited in part by the format of a particular station. Each of our stations has a general pre-determined level of on-air inventory that it makes available for advertising. Available inventory may vary at different times of the day but tends to remain stable over time. Much of our selling activity is based on demand for our radio stations' on-air inventory and, in general, we respond to this demand by varying prices rather than by changing the available inventory.

         In the broadcasting industry, radio stations often utilize trade, or barter, agreements to exchange advertising time for goods or services, such as other media advertising, travel or lodging, in lieu of cash. In order to preserve most of our on-air inventory for cash advertising, we generally enter into trade agreements only if the goods or services bartered to us will be used in our business. We have minimized our use of trade agreements and have generally sold over 90.0% of our advertising time for cash. In addition, we generally do not preempt advertising spots paid for in cash with advertising spots paid for in trade.

         Historically, our broadcast revenues have varied through the year. As is typical in the radio broadcasting industry, our first calendar quarter will be expected to produce the lowest revenues for the year, and the fourth calendar quarter will be expected to produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

         The primary operating expenses incurred in the ownership and operation of radio stations include employee salaries and commissions, programming expenses and advertising and promotional expenses. We strive to control these expenses by working closely with local station management. We also incur and will continue to incur significant depreciation and amortization expense as a result of completed and future acquisitions of stations.

         In 1999, our radio stations derived approximately 84.9% of their net broadcast revenues from local and regional advertising in the markets in which they operated, and the remainder resulted principally from the sale of national advertising. Local and regional advertising is sold primarily by each station's sales staff. To generate national advertising sales, we engage national advertising representative firms. We believe that the volume of national advertising revenue tends to adjust to shifts in a station's audience share position more rapidly than does the volume of local and regional advertising revenue. Therefore, we focus on sales of local and regional advertising. During the year ended December 31, 1999, no single advertiser accounted for as much as 1.0% of our net broadcasting revenue.

         Our advertising revenue is typically collected within 120 days of the date on which the related advertisement is aired. Most accrued expenses, however, are paid within 45 to 60 days. As a result of this time lag, working capital requirements have increased as we have grown and will likely increase in the future.

         Historically, we have generated net losses primarily as a result of significant charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. We have historically amortized the FCC licenses and goodwill attributable to substantially all of our radio station acquisitions made prior to 2000 over a 15- to 40-year period. Based upon the large number of acquisitions we consummated within the last two years, we anticipate that depreciation and amortization charges will continue to be significant for several years. To the extent that we complete additional acquisitions, our interest expense and depreciation and amortization charges are likely to increase. Based upon new standards proposed by the Financial Accounting Standards Board related to business combinations and intangible assets, goodwill and other intangible assets will be amortized over their economic life, which is not to exceed twenty years. Accordingly, we expect to amortize the FCC licenses and goodwill attributable to our acquisitions in 2000 and beyond over a useful life not to exceed twenty years. If this occurs, we would expect to continue to incur net losses.

         Our financial results are dependent on a number of factors, including the general strength of the local and national economies, population growth, the ability to provide popular programming, local market and regional competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies. From time to time the markets in which we operate experience weak economic conditions that may negatively affect our revenue. We believe, however, that this impact is somewhat mitigated by our diverse geographical presence.

         The performance of a radio station group, such as ours, is customarily measured by its ability to generate broadcast cash flow. The term "broadcast cash flow" means operating income (loss) before depreciation and amortization and corporate general and administrative expenses, excluding barter activity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

Results of Operations

         1999 Compared to 1998

         As a result of the transactions completed on June 15, 1998, we expanded from a small broadcaster (represented, from an accounting standpoint, by Faircom's six stations in two markets) to a group broadcaster operating 33 stations in ten different markets. Because of our June 1998 acquisitions and, to a lesser extent, our acquisitions of stations in St. Cloud, Minnesota and Erie, Pennsylvania in 1999, we experienced substantial increases in net broadcast revenues, station operating expenses, depreciation and amortization, corporate general and administrative expenses, and interest expense in 1999 compared to 1998. Accordingly, the results of our operations in 1999 are not comparable to those of the prior period, nor are they necessarily indicative of results in the future.

         For 1999 compared to 1998, net broadcast revenues increased 61.5% from $14,772,000 to $23,854,000, station operating expenses increased 65.8% from $11,051,000 to $18,325,000, and depreciation and amortization increased 48.0% from $2,281,000 to $3,368,000. We experienced a 48.0% increase from $1,872,000 to $2,773,000 in corporate general and administrative expenses in 1999 compared to 1998. This increase was comparatively less than the increase in net broadcasting revenues and station operating expenses because these expenses in 1998 included $530,000 in additional compensation expense resulting from our issuance of stock options in the Faircom merger to two officers of Faircom, as provided in the merger agreement. Interest expense increased 82.0% from $2,883,000 to $5,249,000 as a result of increased borrowings used to finance the various acquisitions and a $1,136,000 charge to interest expense due to an increase in our warrant liability, along with a $162,000 charge related to the write-off of deferred financing fees in connection with the modification of our former bank credit facility.

         While acquisitions have affected the comparability of our 1999 operating results to those of 1998, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of any markets held for sale. This group of comparable markets is currently represented by six markets and 24 stations. In these comparable markets, for the six months ended December 31, 1999 as compared to the same period in 1998, our net broadcast revenues, excluding barter revenues, increased 3.2% and broadcast cash flow increased by 1.1%.

         These comparative results were adversely affected by circumstances in our Flint, Michigan market. The competitive environment in Flint changed in late 1997 with the addition of a new commercial FM radio station. The Flint school system previously owned this station and operated it as a non-commercial facility. The school board sold the station at auction to an experienced commercial broadcaster. In 1998, and shortly before we took control of Faircom's cluster of three stations in the Flint market, the new commercial station changed format and in 18 months became the top station in the marketplace in terms of adult listenership. Its success impacted advertising market rates and the distribution of advertising dollars to stations in the market, adversely affecting our market share of revenues, along with that of other competitors. It was estimated by an industry source that in 1999, its first full year of commercial operation, the new station would capture approximately 17% of the market revenue. In January 1999, we made significant changes in the management structure and personnel at our Flint stations, which had been delayed due to certain contractual arrangements. The acclimation of the new management team and related operational changes took most of 1999 to have effect. For these reasons, we do not believe the results of our Flint stations will be comparable to those of the prior year until the end of the first quarter of 2000.

         For the 21 stations in our other five comparable markets, net broadcast revenues, excluding barter revenues, increased 7.3% and broadcast cash flow increased 12.9% for the six months ended December 31, 1999 as compared to the same period in 1998.

         1998 Compared to 1997

         As a result of the significant change in the size of our operations brought about by the acquisitions made by us on June 15, 1998, our net broadcast revenues grew from $5,993,000 to $14,771,000. Our key focus in 1998 was developing the platform from which we could carry out our operating strategies as a much larger radio company. Development of the platform required significant expenditures. We viewed these costs as investment costs that would provide returns to us in future years. Operationally, we replaced general managers in eight of our markets and added or replaced general sales managers in six markets in order to implement aggressive sales programs. We invested significantly in the hiring and training of sales personnel and in increased promotional spending in all markets. Finally, we developed a corporate staff designed to support a much larger operation. In 1997, the Faircom corporate office was a very small operation. While that facility and expense have been maintained, our primary administrative offices are now located in Covington, Kentucky. The cost of additional executive personnel and administrative expense amounted to $940,000 from June 16, 1998 through December 31, 1998 as a result of the Faircom merger. Additionally, the issuance of stock options granted as of June 15, 1998 to two officers of Faircom under the terms of the merger agreement with Faircom resulted in the recognition, as of such date of grant, of approximately $530,000 in additional compensation expense which is included in corporate general and administrative expense for 1998. Consequently, our 1998 operating loss of $433,000 compared unfavorably with operating income of $1,015,000 in 1997.

         Interest expense was $2,883,000 in 1998 as compared with $1,331,000 in 1997 principally due to the debt incurred in connection with the transactions we completed on June 15, 1998 and, to a lesser extent, to debt incurred in connection with Faircom's acquisition of the stations in Mansfield and Shelby, Ohio.

         There were no federal, state or local income taxes in 1998 as a result of a net loss.

         In 1998, net loss declined to $4,460,000 from $4,696,000 in 1997 as a result of the increase in operating losses and the increase in interest expense being offset by lower net extraordinary losses from debt extinguishment.

         Seasonality.

         The financial results of the Company's business are seasonal. Revenues are generally higher in the second, third and fourth calendar quarters than in the first quarter.

Liquidity and Capital Resources

         In 1999, we used net cash in operating activities of $2,378,000 compared with $385,000 for 1998. In 1999, proceeds of $41,754,000 from the issuance of convertible preferred stock and $16,500,000 from long-term borrowings, together with $13,999,000 of proceeds from the sale of radio stations, provided substantially all of the funds used in operating activities, and for acquisitions, capital expenditures, principal payments on long-term debt and other investing and financing activity cash requirements. We experienced a net increase in cash of $2,932,000 in 1999 compared with a net decrease of $57,000 in 1998.

         Our borrowings were made under our former bank credit facility, which provided for a senior reducing revolving credit facility with an original commitment of up to $55,000,000 expiring March 31, 2005 (the commitment was $32,425,000 at December 31, 1999). This facility permitted the borrowing of available credit for working capital and acquisitions, including related acquisition expenses. In addition, subject to available credit, we could request from time to time that our lenders issue letters of credit on the same terms as the credit facility. At December 31, 1999, we had borrowed $24,761,000 under this facility. The remaining unused portion of this facility of $7,664,000 was available to finance other acquisitions, subject to restrictions contained in the facility. During the fourth quarter, we used the $6,400,000 in net proceeds from the sales of our stations in Kingman, Arizona and Lake Tahoe, California to reduce borrowings under our former bank credit facility. Additionally, on December 14, 1999, we issued 3,545,453 shares of Series K convertible preferred stock at $5.50 per share. From the net proceeds, we reduced borrowings under our former bank credit facility by $15,775,000. In conjunction with these reductions of our borrowings, we took an interest charge of $162,000 along with an extraordinary charge of $471,000 to reflect the write-off of a portion of the deferred financing fees. The remaining $1,036,000 of deferred financing fees relating to the former bank credit facility will be written off in the first fiscal quarter of 2000.

         On January 28, 2000, we entered into a new $125,000,000 senior secured seven-year reducing revolving bank credit facility. This facility also provides for an additional $50,000,000 on substantially the same terms to fund future acquisitions, which would be available for 24 months and thereafter would convert to a term loan maturing December 31, 2006. This new bank credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, to repay our existing bank credit facility and to fund pending and permitted future acquisitions. The new facility permits us to request from time to time that the lenders issue letters of credit in an amount up to $25,000,000 in accordance with the same lending provisions. The commitment, and our maximum borrowings, will reduce over five years beginning in 2002 as follows:

             December 31,                       Commitment Amount

             2001...............................      $125,000,000
             2002...............................       106,250,000
             2003...............................        87,500,000
             2004...............................        62,500,000
             2005...............................        37,500,000
             2006...............................                 0

The $25,000,000 letter of credit sub-limit also reduces proportionately but not below $15,000,000. Mandatory prepayments and commitment reductions will also be required from certain asset sales, subordinated debt proceeds, excess cash flow amounts and sales of equity securities.

         Under the new bank credit facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin. We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. Our indebtedness under the new bank credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries' stock and is guaranteed by those subsidiaries.

         On January 28, 2000, we closed on an offering of 16,000,000 shares of our common stock. On February 7, 2000 the underwriters exercised their overallotment of an additional 2,400,000 shares. All shares were sold at $8.50 per share, resulting in gross proceeds of $156,400,000. Net proceeds were approximately $143,836,000. Approximately $26,761,000 of the proceeds were used to repay all borrowings under our former bank credit facility along with the fees associated with entering into the new bank credit facility. Approximately $67,325,000 of the proceeds were used to fund our acquisitions in Utica-Rome and Watertown, New York which closed on January 28, 2000 and our acquisition in El Paso, Texas, which closed on January 31, 2000. Approximately $5,900,000 of the proceeds were used to redeem our Series B convertible preferred stock and pay accrued dividends. Approximately $7,300,000 were used to pay accrued dividends on all other series of convertible preferred stock and those shares were converted to common stock on an one-for-one basis. Finally, approximately $1,500,000 were used to repurchase 275,152 shares of common stock from an affiliate of one of the underwriters in order to comply with the NASD's rules. These expenditures have left us with proceeds remaining from the offering of approximately $35,000,000, with virtually no debt.

         Over the next six months, we anticipate the need to direct approximately $67,000,000 toward the completion of our pending acquisitions. These funds will be provided by the remaining net proceeds from our offering and by borrowings under our new credit facility. We also expect over the next 12 months to incur up to $2,800,000 of capital expenditures to upgrade our equipment and facilities, primarily at stations recently acquired and at those in the process of being acquired, in order to remain competitive and to create cost savings over the long term. This is expected to include upgrades necessary to return two of the stations we are acquiring, which are operating under special temporary authorities, to licensed operations. We expect to have sufficient cash from operations to fund these anticipated capital expenditures in 2000.

         After borrowings necessary to complete our pending acquisitions in Grand Rapids and Albany, we expect to have approximately $93,000,000 in remaining borrowing capability under our new credit agreement for working capital and future acquisitions, together with the additional $50,000,000 of available borrowing reserved for future acquisitions, subject in all cases to specified borrowing limitations.

         We believe that cash generated from operations, proceeds from the sale of our Flagstaff, Arizona stations and available borrowings under our new bank credit facility will be sufficient to meet our requirements for corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness.

Year 2000 System Compliance

         Beginning in 1998, we developed and have worked through a Year 2000 compliance plan to address the material risks of noncompliance to our business operations and assets as a result of the calendar year rollover to the Year 2000. By the end of the fourth quarter of 1999, we had completed all assessments, upgrades, replacements and testing of our information technology and non-information technology systems, identified and polled significant suppliers and key business partners as to their Year 2000 readiness and developed contingency plans to address the greatest areas of risk of Year 2000 noncompliance. As of December 31, 1999, expenditures to address potential Year 2000 problems totaled $53,000. As of March 30, 2000, we have experienced no material disruptions in our business processes or operations related to the Year 2000 issue. To our knowledge, none of our material suppliers or key business partners has suffered material problems related to Year 2000 compliance that we believe would be likely to materially adversely affect our business. Despite the fact that we have not been adversely affected in any material respect by Year 2000 problems to date, we cannot be sure that we will not experience unexpected costs or be exposed to unexpected threats to our operations or assets from Year 2000 issues in the future. The impact of these uncertainties on our results of operations, liquidity and financial condition is not determinable.

Market Risk

         We were exposed to the impact of interest rate changes because of borrowings under our former bank credit facility. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives and to comply with the requirements of this facility. We have not entered into interest rate transactions for trading purposes.

         To satisfy the requirements imposed under the terms of our former credit facility, we entered into a two-year collar agreement with the Bank of Montreal effective August 17, 1998 for a notional amount of $34.4 million to mitigate the risk of interest rates increasing under this facility. On February 9, 2000 we terminated the collar agreement due to the fact that we no longer had any borrowings outstanding under a credit facility. In the event that we have material borrowing under our new credit agreement at some time in the future, we would consider entering into a new collar agreement.

Cautionary Statement Concerning Forward-Looking Statements

         This Form 10-K includes certain forward-looking statements with respect to our company and its business that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "project" and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-K include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, and changes in the regulatory climate affecting radio broadcast companies. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect to those or any other forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item 7A is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" and is incorporated under this Item 7A by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Regent Communications, Inc.
Index to Financial Statements
-------------------------------------------------------------------------------

                                                                           Page

Reports of Independent Accountants....................................      32

Financial Statements:

         Consolidated Statements of Operations for
         the three years ended December 31, 1999, 1998 and 1997.......      34

         Consolidated Balance Sheets at December 31, 1999 and 1998....      35

         Consolidated Statements of Cash Flows for the
         three years ended December 31, 1999, 1998 and 1997...........      37

         Statement of Changes in Stockholders' Deficit................      38

         Notes to Consolidated Financial Statements...................      39

Financial Statement Schedules:

         II - Valuation and Qualifying Accounts.......................      66

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Regent Communications, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of changes in stockholders' deficit present fairly, in all material respects, the financial position of Regent Communications, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for the two years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of the Company, prior to the retroactive adjustments referred to below, for the period ended December 31, 1997 were audited by other independent accountants whose report dated January 21, 1998 expressed an unqualified opinion on those statements.

We also audited the adjustments described in Note 1 to the consolidated financial statements that were applied to retroactively adjust the 1997 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.



/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 28, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Faircom Inc.

We have audited the consolidated statements of operations, changes in stockholders' deficit, and cash flows of Faircom Inc. for the year ended December 31, 1997 (see Note 1). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Faircom Inc. for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                       BDO Seidman, LLP


Melville, New York
January 21, 1998



REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                               YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------------------------
                                                                                1999                  1998                  1997
                                                                            ------------          ------------          -----------



Gross broadcast revenues                                                    $ 25,612,933          $ 16,046,968          $ 6,696,564
    Less agency commissions                                                   (1,759,124)           (1,275,445)            (703,273)
                                                                            ------------          ------------          -----------

      Net broadcast revenues                                                  23,853,809            14,771,523            5,993,291

Station operating expenses                                                    18,324,729            11,051,165            3,860,331
Depreciation and amortization                                                  3,368,416             2,281,497              726,564
Corporate general and administrative expenses                                  2,773,062             1,872,182              391,252
                                                                            ------------          ------------          -----------

      Operating income (loss)                                                   (612,398)             (433,321)           1,015,144

Interest expense                                                              (5,248,546)           (2,883,251)          (1,330,676)
Write-down of carrying value of assets held for sale                            (602,226)                 --                   --
Other income, net                                                                163,649                26,648               24,537
                                                                            ------------          ------------          -----------
    Loss before income taxes and
      extraordinary items                                                     (6,299,521)           (3,289,924)            (290,995)
Income tax expense                                                                  --                    --                (71,542)
                                                                            ------------          ------------          -----------

Loss before extraordinary items                                               (6,299,521)           (3,289,924)            (362,537)
Extraordinary net loss from debt
    extinguishments, net of taxes                                               (471,216)           (1,170,080)          (4,333,310)
                                                                            ------------          ------------          -----------

Net loss                                                                    $ (6,770,737)         $ (4,460,004)         $(4,695,847)
                                                                            ============          ============          ===========

Loss applicable to common shares:
    Net loss                                                                $ (6,770,737)         $ (4,460,004)         $(4,695,847)
    Preferred stock dividend requirements                                     (5,205,526)           (2,165,471)                --
    Preferred stock accretion                                                (17,221,154)           (4,787,311)                --
                                                                            ------------          ------------          -----------

Loss applicable to common shares                                            $(29,197,417)         $(11,412,786)         $(4,695,847)
                                                                            ============          ============          ===========

Basic and diluted net loss per common share:
    Loss before extraordinary items                                         $    (119.69)         $     (42.67)         $     (1.51)
    Extraordinary items                                                            (1.96)                (4.88)              (18.06)
                                                                            ------------          ------------          -----------

      Net loss per common share                                             $    (121.65)         $     (47.55)         $    (19.57)
                                                                            ============          ============          ===========

Weighted average number of common shares
    used in basic and diluted calculation                                        240,000               240,000              240,000





   The accompanying notes are an integral part of these financial statements.


REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                             DECEMBER 31,
                                                                                                 ----------------------------------
                                                                                                     1999                    1998
                                                                                                 -----------             -----------


ASSETS
Current assets:
    Cash                                                                                         $ 3,410,410             $   478,545
    Accounts receivable, less allowance of $231,000 and
       $268,000 at December 31, 1999 and 1998, respectively                                        4,681,802               3,439,372
    Other current assets                                                                             236,996                 200,828
    Assets held for sale                                                                           2,000,000               7,500,000
                                                                                                 -----------             -----------

        Total current assets                                                                      10,329,208              11,618,745

Property and equipment, net                                                                       12,373,274               9,303,975
Intangible assets, net                                                                            58,869,287              45,023,940
Other assets, net                                                                                  2,155,386               1,671,210
                                                                                                 -----------             -----------

        Total assets                                                                             $83,727,155             $67,617,870
                                                                                                 ===========             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable                                                                             $ 1,061,757             $ 1,005,327
    Accrued expenses                                                                               1,879,135               2,772,612
    Interest payable                                                                                 111,194                 769,367
    Current portion of long-term debt                                                                 62,500                 980,000
    Notes payable                                                                                       --                 7,500,000
                                                                                                 -----------             -----------

        Total current liabilities                                                                  3,114,586              13,027,306
                                                                                                 -----------             -----------

Long-term debt, less current portion                                                              25,331,307              34,617,500
Other long-term liabilities                                                                        3,825,225               2,643,579
                                                                                                 -----------             -----------

        Total liabilities                                                                        $32,271,118             $50,288,385
                                                                                                 ===========             ===========




   The accompanying notes are an integral part of these financial statements.



REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS (CONTINUED)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                               DECEMBER 31,
                                                                                                     ------------------------------
                                                                                                         1999              1998
                                                                                                     ------------      ------------

Redeemable preferred stock:
    Series A convertible preferred stock, $5.00 stated value, 620,000 shares authorized; 620,000 shares issued and outstanding-liquidation value:
      $3,650,109 and $3,433,109 at December 31, 1999 and 1998, respectively                          $  4,580,109      $  3,433,109

    Series B senior convertible preferred stock, $5.00 stated value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding-liquidation value: $5,822,054 and $5,372,054 at December 31, 1999 and 1998,
      respectively                                                                                      7,322,054         5,372,054

    Series C convertible preferred stock, $5.00 stated value, 400,640 shares issued and outstanding-liquidation value: $2,220,259 and $2,079,459 at December 31, 1999 and
      1998, respectively                                                                                  670,318           530,094

    Series D convertible preferred stock, $5.00 stated value, 1,000,000 shares authorized; 1,000,000 shares issued and outstanding-liquidation value:
      $5,581,441 and $5,231,441 at December 31, 1999 and 1998, respectively                             7,081,441         5,231,441

    Series F convertible preferred stock, $5.00 stated value, 4,100,000 shares authorized; 4,100,000 and 2,450,000 shares issued and outstanding at
      December 31, 1999 and 1998, respectively-liquidation value: $23,052,566
      and $12,839,454 at December 31, 1999 and 1998, respectively                                      29,202,566        12,839,454

    Series G convertible preferred stock, $5.00 stated value, 1,800,000 shares authorized;
      372,406 shares issued and outstanding-liquidation value: $2,049,837                               2,608,446              --

    Series H convertible preferred stock, $5.50 stated value, 2,200,000 shares authorized
      2,181,817 shares issued and outstanding-liquidation value: $12,476,988                           14,658,805              --

    Series K convertible preferred stock, $5.50 stated value, 4,100,000 shares authorized
      3,545,453 shares issued and outstanding-liquidation value: $19,596,160                           23,141,613              --
                                                                                                     ------------      ------------

        Total redeemable preferred stock                                                               89,265,352        27,406,152

Stockholders' deficit:

Preferred stock:

    Series C convertible preferred stock, $5.00 stated value, 4,000,000 shares authorized; 3,382,693 and 3,319,980 shares issued and outstanding at
      December 31, 1999 and 1998, respectively-liquidation value: $18,718,925
      and $17,231,832 at December 31, 1999 and 1998, respectively                                       1,445,126         1,131,561

    Series E convertible preferred stock, $5.00 stated value, 5,000,000 shares authorized; 447,842 shares issued and outstanding-liquidation value:
      $2,481,842 and $2,324,453 at December 31, 1999 and 1998, respectively                             2,239,210         2,239,210

    Common stock, $.01 par value, 60,000,000 shares authorized;
      240,000 shares issued and outstanding  (Note 1)                                                       2,400             2,400

    Additional paid-in capital                                                                               --           3,871,549

    Retained deficit                                                                                  (41,496,051)      (17,321,387)
                                                                                                     ------------      ------------

        Total stockholders' deficit                                                                   (37,809,315)      (10,076,667)
                                                                                                     ------------      ------------

        Total liabilities and stockholders' deficit                                                  $ 83,727,155      $ 67,617,870
                                                                                                     ============      ============






   The accompanying notes are an integral part of these financial statements.


REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                        1999             1998              1997
                                                                                   ------------      ------------      ------------

Cash flows from operating activities:
    Net loss                                                                       $ (6,770,737)     $ (4,460,004)     $ (4,695,847)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Depreciation and amortization                                                   3,368,416         2,281,497           726,564
      Amortization of deferred rental income                                            (33,979)          (34,008)          (34,008)
      Provision for doubtful accounts                                                   389,615           174,051            46,308
      Noncash interest expense                                                        1,575,758           234,897              --
      Noncash charge for debt extinguishments                                           471,216           804,580         4,333,310
      Noncash charge for compensation                                                      --             530,264              --
      Gain on sale of radio stations                                                   (124,696)             --                --
      Write-down of carrying value of assets held for sale                              602,226              --                --
      Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                          (1,481,379)         (344,209)         (234,538)
        Other assets                                                                    (36,168)          335,644           (13,326)
        Accounts payable                                                               (339,255)         (401,283)           10,427
        Accrued expenses                                                                659,505          (167,344)           24,751
        Interest payable                                                               (658,173)          660,976           254,603
                                                                                   ------------      ------------      ------------

Net cash (used in) provided by operating activities                                  (2,377,651)         (384,939)          418,244

Cash flows from investing activities:
    Acquisitions of radio stations, net of cash acquired                            (27,532,988)      (31,440,795)       (7,831,180)
    Capital expenditures                                                             (1,977,466)         (818,919)         (131,701)
    Proceeds from sale of radio stations                                             13,998,693              --                --
                                                                                   ------------      ------------      ------------

      Net cash used in investing activities                                         (15,511,761)      (32,259,714)       (7,962,881)

Cash flows from financing activities:
    Proceeds from issuance of redeemable convertible
      preferred stock                                                                41,753,668        20,150,000              --
    Proceeds from long-term debt                                                     16,500,000        36,000,000        23,000,000
    Principal payments on long-term debt                                            (26,703,693)      (20,749,410)      (13,194,135)
    Payment of notes payable                                                         (7,500,000)             --                --
    Payment for deferred financing costs                                               (426,649)       (1,292,042)         (834,137)
    Payment of issuance costs                                                        (2,802,049)       (1,520,662)             --
    Payment of appraisal right liability                                                   --                --          (1,015,000)
                                                                                   ------------      ------------      ------------

    Net cash provided by financing activities                                        20,821,277        32,587,886         7,956,728
                                                                                   ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                                  2,931,865           (56,767)          412,091
Cash and cash equivalents at beginning of period                                        478,545           535,312           123,221
                                                                                   ------------      ------------      ------------

Cash and cash equivalents at end of period                                         $  3,410,410      $    478,545      $    535,312
                                                                                   ============      ============      ============

Supplemental schedule of non-cash investing and financing activities:
      Conversion of Faircom Inc.'s convertible  subordinated
        promissory notes to Faircom Inc. common stock                              $       --        $ 10,000,000      $       --
      Liabilities assumed in acquisitions                                                  --          11,680,322              --
      Series E convertible preferred stock issued in conjunction with the acquisition of Alta California Broadcasting, Inc. and
        Topaz Broadcasting, Inc.                                                           --           2,239,210              --
      Series C convertible preferred stock issued in conjunction with
        the merger between Faircom Inc. and the Company                                    --           1,618,681              --
      Series A and B convertible preferred stock warrants                                  --             310,000              --






   The accompanying notes are an integral part of these financial statements.



REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------------------------------

                                                        SERIES C    SERIES E
                                                      Convertible  Convertible            Additional                      Total
                                                       Preferred   Preferred    Common     Paid-In       Retained      Stockholders
                                                         Stock        Stock     Stock      Capital        Deficit        Deficit
                                                      -----------  -----------  ------    ----------   -------------   ------------
Balance, December 31, 1996                                                      $2,400   $2,677,195    $ (8,165,536)   $ (5,485,941)

Net loss                                                                                                 (4,695,847)     (4,695,847)
                                                      ----------   ----------   ------   ----------    ------------    ------------
Balance, December 31, 1997 (see Note 1)                                          2,400    2,677,195     (12,861,383)    (10,181,788)

Conversion of Faircom Inc.'s Class A and Class
    B convertible subordinated promissory notes                                          10,000,000                      10,000,000

Issuance of 3,720,620 shares of Series C
    convertible preferred stock and retirement of
    26,390,199 shares of  Faircom Inc. common
    stock and recordation of the effect of
    recapitalization due to the reverse merger
    with Faircom Inc.                                 $1,584,820                         (3,000,000)                     (1,415,180)

Reclassification of Series C convertible preferred
    stock to outside of stockholders' deficit due to
    such shares being redeemable                        (453,259)                                                          (453,259)

Issuance of Faircom Inc. employee stock options
    immediately converted into options to purchase
    157,727 shares of Series C convertible preferred
    stock in conjunction with the merger                                                    530,264                         530,264

Issuance of Series A redeemable preferred stock
    warrants exercisable for 80,000 shares of
    common stock                                                                            160,000                         160,000

Issuance of 205,250 shares of Series E convertible
    preferred stock in connection with the
    acquisition of Alta California Broadcasting, Inc.              $1,026,250                                             1,026,250

Issuance of 242,592 shares of Series E convertible
    preferred stock in connection with the
    acquisition of Topaz  Broadcasting, Inc.                        1,212,960                                             1,212,960

Dividends and accretion on mandatorily
    redeemable convertible preferred stock                                               (6,495,910)                     (6,495,910)

Net loss                                                                                                 (4,460,004)     (4,460,004)
                                                      -----------  ----------   ------   ----------    ------------    ------------
Balance, December 31, 1998                             1,131,561    2,239,210    2,400    3,871,549     (17,321,387)    (10,076,667)

Exercise of stock options on 62,713 shares of
    Series C convertible preferred stock                 313,565                           (171,918)                        141,647

Dividends and accretion on mandatorily
    redeemable convertible preferred stock                                               (3,699,631)    (13,858,474)    (17,558,105)

Beneficial conversion feature related to issuance
   of redeemable convertible preferred stocks                                                            (3,545,453)     (3,545,453)

Net loss                                                                                                 (6,770,737)     (6,770,737)
                                                      ----------   ----------   ------   ----------    ------------    ------------
Balance, December 31, 1999                            $1,445,126   $2,239,210   $2,400   $       --    $(41,496,051)   $(37,809,315)
                                                      ==========   ==========   ======   ==========    ============    ============




   The accompanying notes are an integral part of these financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       BASIS OF PRESENTATION

         Regent Communications, Inc. (including its wholly-owned subsidiaries, the "Company") was formed to acquire, own and operate radio stations in small and medium-sized markets in the United States. On June 15, 1998, the Company acquired, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. ("Faircom") for 3,720,620 shares of the Company's Series C Convertible Preferred Stock. The acquisition has been treated for accounting purposes as the acquisition of the Company by Faircom under the purchase method of accounting, with Faircom as the accounting acquirer. Consequently, the historical financial statements prior to June 15, 1998, the date of merger, are those of Faircom. Faircom operated radio stations through its wholly-owned subsidiaries in Flint, Michigan and, effective June 30, 1997, in Mansfield, Ohio (see Note 2). As a result of the Faircom merger, Faircom's historical stockholders' deficit prior to the merger has been retroactively restated to reflect the number of common shares outstanding subsequent to the merger, with the difference between the par value of the Company's and Faircom's common stock recorded as an offset to additional paid-in capital.

2.       ACQUISITIONS AND DISPOSITIONS

         1999 Acquisitions and Dispositions
         ----------------------------------

         On March 1, 1999, the Company sold the FCC licenses and related assets used in the operations of WSSP (FM) in Charleston, South Carolina for approximately $1,600,000 in cash. The Company had previously issued a note for $1,500,000 to a third party which was collateralized by the assets of the station (See Note 10). Upon consummation of the sale, the note was repaid. The sale resulted in a $100,000 gain to the Company which has been included in other income in the accompanying consolidated Statement of Operations for the year ended December 31, 1999.

         On May 6, 1999, the Company consummated the acquisition of the FCC licenses and related assets of WJON (AM), WWJO (FM) and KMXK (FM) in St. Cloud, Minnesota (the "St. Cloud Stations") for approximately $12,700,000 in cash. The purchase was financed by approximately $5,082,000 in proceeds from the issuance of Series F Convertible Preferred Stock and borrowings under the Company's senior reducing credit facility. Approximately $9,093,000 of the purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 40-year period, and the remaining $3,607,000 was allocated to property and equipment.

         On August 1, 1999, the Company sold the FCC licenses and related assets used in the operations of KCBQ (AM) in San Diego, California for approximately $6,000,000 in cash (See Note 10).

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         On September 1, 1999, the Company purchased the FCC licenses and related assets used in the operations of radio stations WXKC (FM) and WRIE (AM) licensed to Erie, Pennsylvania and WXTA (FM) licensed to Edinboro, Pennsylvania (the "Erie Stations") for approximately $13,500,000 in cash. The purchase was financed by approximately $6,300,000 in proceeds from the issuance of Series H Convertible Preferred Stock and borrowings under the Company's senior reducing credit facility. Approximately $12,400,000 of the purchase price has been allocated to the FCC licenses and goodwill and is being amortized over a 40-year period. The remaining $1,100,000 was allocated to property and equipment and to a non-compete agreement.

         On October 15, 1999, the Company consummated the sale of the FCC licenses and related assets of KZGL (FM), KVNA (FM) and KVNA (AM) (the "Kingman Stations") for approximately $5,400,000.

         On November 5, 1999, the Company sold the FCC licenses and related assets used in the operations of radio stations KRLT (FM) and KOWL (AM) in Lake Tahoe, California (the "Lake Tahoe Stations") for approximately $1,250,000.

         On November 8, 1999 the Company signed a letter of intent to purchase all of the outstanding capital stock of KZAP, Inc., owner of radio station KZAP (FM) located in Chico, California for a purchase price of $1.4 million. The purchase price for the stock will be payable, in whole or in part, at the option of the seller, in cash or in shares of common stock at a stated value of $6.00 per share. On December 1, 1999, the Company began operating the Station under a time brokerage agreement ("TBA").

         1998 Acquisitions:
         ------------------

         On January 21, 1998, Faircom acquired substantially all of the assets and operations of radio station WSWR-FM in Shelby, Ohio (the "Shelby Station") for $1,125,000 in cash. The acquisition was accounted for under the purchase method of accounting and was principally financed through the borrowing of $1,100,000 represented by a subordinated promissory note. Faircom allocated substantially all of the purchase price to the related FCC licenses. The excess cost over the fair market value of net assets acquired and the FCC licenses related to this acquisition are being amortized over a 15 year period.

         On June 15, 1998, concurrent with the Faircom merger, the following acquisitions (the "June 15 Acquisitions") were consummated. The acquisitions were accounted for under the purchase method of accounting. Goodwill and FCC licenses related to the June 15 Acquisitions are being amortized over a 40-year period.

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

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The Company allocated the aggregate purchase price from all acquisitions in 1999 and 1998 as follows:



                                                                          1999                  1998
                                                                       -----------          -----------

          Accounts receivable                                         $      --            $   143,000
          Broadcasting equipment and furniture and equipment            4,675,000            6,503,000
          FCC license                                                  21,310,000           30,328,000
          Goodwill                                                         65,000            1,853,000
          Other                                                           150,000              360,000
                                                                      -----------          -----------

                                                                      $26,200,000          $39,187,000
                                                                      -----------          -----------



         The fair values of the assets acquired were determined by an independent valuation. The results of operations of the acquired businesses are included in the Company's financial statements since the respective dates of acquisition.

         The following unaudited pro forma data summarizes the combined results of operations of the Company, Faircom, the Mansfield Stations, the June 15 Acquisitions, KOSS (FM), the St. Cloud Stations, the Erie Stations and the dispositions of the Lake Tahoe Stations, Kingman Stations, KCBQ
         (AM) and WSSP (FM) as though the acquisitions and dispositions had occurred at the beginning of each year.

                                                                             PRO FORMA (UNAUDITED)
                                                                      -------------------------------------
                                                                              1999               1998
                                                                      -----------------  ------------------

Net broadcast revenues                                                     $24,633,000         $24,489,000

Net loss before extraordinary items                                         (7,121,000)         (5,534,000)

Net loss                                                                    (7,592,000)         (6,704,080)

Net loss per common share before extraordinary items:
    Basic and diluted                                                       $  (125.96)          $  (54.87)

Net loss per common share:
    Basic and diluted                                                       $  (127.92)          $  (59.75)




         These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates nor is it indicative of future results of operations. The acquisition of the Shelby Station has not been included in the above pro forma information, due to it not having a material effect on the operating results of the Company.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         1997 Acquisitions:
         ------------------

         On June 30, 1997, Faircom acquired the assets and operations of two commercial radio stations located in Mansfield, Ohio (the "Mansfield Stations"), pursuant to the terms of an asset purchase agreement dated May 20, 1997 for $7,350,000 in cash. In addition, Faircom paid $300,000 in cash to one of the sellers in consideration of a five year non-compete agreement. The acquisition was accounted for under the purchase method of accounting and was financed with borrowings under Faircom's senior secured term notes (see Note 4). Faircom allocated approximately $1,089,000 of the purchase price to property and equipment and approximately $6,261,000 to the related Federal Communication Commission ("FCC") licenses. The excess cost over the fair market value of the net assets acquired and the FCC licenses related to this acquisition are being amortized over three to 15-year periods.


3.       SUMMARY OF ACCOUNTING POLICIES

          a.   CONSOLIDATION:

               The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts and balances have been reclassified to conform to the current classifications with no effect on financial results.

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

          c.   PROPERTY AND EQUIPMENT:

               Property and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful life of the assets. Buildings are depreciated over forty years, broadcasting equipment over a six-to-thirteen year life and furniture and fixtures generally over a five-year life. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. For property and equipment retired or sold, the gain or loss is classified in other income, net in the Statement of Operations.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


          d.   INTANGIBLE ASSETS:

               Intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). These assets are amortized on a straight-line basis over lives ranging from 15 to 40 years. The periods of amortization are evaluated annually to determine whether they warrant revision.

          e.   LONG-LIVED ASSETS:

               Long-lived assets (including related goodwill and other intangible assets) are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flows and profitability projections. If future expected undiscounted cash flows are insufficient to recover the carrying amounts of the asset, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis.

          f.   DEFERRED FINANCING COSTS AND OTHER ASSETS:

               Deferred financing costs are generally amortized on a straight-line basis over the term of the related debt. Non-compete agreements are amortized over the terms of the related agreements.

          g.   CONCENTRATIONS OF CREDIT RISK:

               Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company's customer base and their dispersion across several different geographic areas of the Company. The Company also maintains cash in bank accounts at financial institutions where the balance, at times, exceeds federally insured limits.

          h.   REVENUE RECOGNITION:

               BROADCAST REVENUE

               Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


               BARTER TRANSACTIONS

               Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $2,157,800 and $731,000, and barter expense was approximately $2,001,900 and $800,000 for the years ended December 31, 1999 and 1998, respectively.

          i.   FAIR VALUE OF FINANCIAL INSTRUMENTS:

               SHORT-TERM INVESTMENTS

               Due to their short term maturity, the carrying amount of accounts receivable, accounts payable, accrued expenses and notes payable approximated their fair value at December 31, 1999 and 1998.

               LONG-TERM DEBT

               The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 1999.

               REDEEMABLE PREFERRED STOCK

               The carrying amounts of the Company's Series A, B, D, F, G, H and K redeemable convertible preferred stock represent the fair market value of the shares at December 31, 1999 plus accrued dividends.

               The Series C redeemable convertible preferred stock carrying value is based on an allocated amount of the total Series C basis from the June 15, 1998 merger (see Note 1) plus accrued dividends. The fair value of these shares is approximately $2,604,000 at December 31, 1999.

          j.   RECLASSIFICATION:

               Certain balances in the December 31, 1998 and 1997 statements have been reclassified to conform with the December 31, 1999 presentation. These changes had no impact on previously reported results of operations.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.       LONG-TERM DEBT

         Long-term debt consists of the following as of December 31:

                                                                                          1999                   1998
                                                                                      ------------           ------------
          Senior reducing revolving credit facility (a)                               $ 24,761,307           $ 34,900,000

          Subordinated promissory note (b)                                                 600,000                600,000

          Non-compete agreements (c)                                                        32,500                 97,500
                                                                                      ------------           ------------

                                                                                        25,393,807             35,597,500

          Less:  current portion of long-term debt                                         (62,500)              (980,000)
                                                                                      ------------           ------------

                                                                                      $ 25,331,307           $ 34,617,500
                                                                                      ============           ============



          Repayment of long-term debt required over each of the years following December 31, 1999 consists of:

          2000                         $    62,500
          2001                           4,562,056
          2002                           5,312,398
          2003                           5,312,398
          2004                           6,062,741
          Thereafter                     4,081,714
                                       -----------

                                       $25,393,807
                                       ===========


          a.   SENIOR REDUCING REVOLVING CREDIT FACILITY:

               On June 15, 1998, the Company extinguished its existing loan facility using funds obtained from the Company's senior reducing revolving credit facility. As a result of the extinguishment of debt, the Company recognized an extraordinary loss of $1,170,080, net of income taxes, in 1998 consisting of a $366,000 prepayment penalty and the write-off of approximately $804,000 of related deferred financing costs. The effective tax rate applied to the extraordinary gain and loss was zero due to the Company's cumulative loss carryforward position.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

              The Credit Agreement provides for the reduction of the commitment under the Revolver for each of the four quarters ended December 31, 1999 and by increasing quarterly amounts thereafter, and, under certain circumstances, requires mandatory prepayments of any outstanding loans and further commitment reductions. The indebtedness of the Company under the Credit Agreement is collateralized by liens on substantially all of the assets of the Company and its operating and license subsidiaries and by a pledge of the operating and license subsidiaries' stock, and is guaranteed by these subsidiaries. The Credit Agreement contains restrictions pertaining to the maintenance of financial ratios, capital expenditures, payment of dividends or distributions of capital stock and incurrence of additional indebtedness.

              Interest under the Credit Agreement is payable, at the option of the Company, at alternative rates equal to the LIBOR rate (6.50% at December 31, 1999) plus 1.25% to 3.50% or the base rate announced by the Bank of Montreal (8.50% at December 31, 1999) plus 0% to 2.25%. The spreads over the LIBOR rate and such base rate vary from time to time, depending upon the Company's financial leverage. The Company must pay quarterly commitment fees equal to 3/8% to 1/2% per annum, depending upon the Company's financial leverage, on the unused portion of the commitment under the Credit Agreement. The Company is also required to pay certain other fees to the agent and the lenders for the administration of the facilities and the use of the credit facility.

              As a condition of the Credit Agreement, the Company entered into a two-year collar agreement (the "Collar Agreement") with the Bank of Montreal on August 17, 1998 for a notional amount of $34,400,000. The Collar Agreement is based on the three month LIBOR rate, provides for a CAP Rate, as defined, of 6.5% and a Floor Rate, as defined, of 5.28% plus, in each case, the additional spread stipulated under the Credit Agreement.

              Effective January 1, 1999, the Company amended the Credit Agreement in order to cure violations of certain restrictive covenants that existed as of December 31, 1998. The amended Credit Agreement stipulated that the Company must reduce the outstanding amount under the Credit Agreement by $915,000 during the first quarter of 1999; consequently, such amount has been classified as current portion of long term debt at December 31, 1998. The Company also agreed to sell its properties located in Lake Tahoe, California, Flagstaff and Kingman, Arizona (see Note 2), and make certain capital expenditures according to an agreed-upon timetable. In addition, the amended Credit Agreement increased the spread applied to the LIBOR rate from 1.25% to 2.75% to 1.50% to 3.50% and the spread applied to the base rate announced by the Bank of Montreal from 0% to 1.50% to .25% to 2.25%.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

              On November 11, 1999, the Company and its senior lenders amended the Credit Agreement again in order to cure non-compliance by the Company as of September 30, 1999 with certain restrictive covenants. Under the amendment, the Company agreed that it would
              (a) borrow no additional funds during the balance of 1999, (b) obtain by no later than November 30, 1999, written commitments in form and substance satisfactory to the lenders for the issuance of at least $10,000,000 of additional net equity and (c) issue such equity no later than December 30, 1999. Of the net proceeds raised, subject to the provisions of the Credit agreement, the first $10,000,000 must be applied to reduce permanently the senior debt. To the extent the Company raised more than $10,000,000, a substantial portion of the additional proceeds had to be applied to reduce permanently the senior revolving credit facility.

              On December 14, 1999, the Company issued 3,545,453 shares of Series K Convertible Preferred Stock at $5.50 per share. From the net proceeds of approximately $19,100,000, $15,775,000 was used to permanently reduce the senior revolving credit facility. An additional $6,398,600 from the net proceeds of the sale of the Kingman Stations and the Lake Tahoe Stations was used to permanently reduce the outstanding borrowings under the credit facility.

              As a result of the debt facility paydown in accordance with the original terms of the credit facility, the Company recognized an extraordinary loss of $471,000, net of income tax, from the write-off of related deferred financing costs. The effective tax rate applied to the extraordinary loss was zero due to the Company's cumulative loss carryforward position. In addition, as a result of the modification to the credit facility in November 1999, which permanently reduced the overall availability, the Company wrote-off a portion of deferred financing costs and recognized a charge to interest expense of approximately $162,000. At December 31, 1999, the Company had related unamortized deferred financing fees totaling approximately $1,187,661 which are classified as other assets in the accompanying Consolidated Balance Sheet.

              On January 27, 2000, Regent Broadcasting, Inc., a wholly owned subsidiary of the Company, as the borrower, and the Company, as a guarantor, entered into a new credit agreement with a group of lenders which provides for a senior secured reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125,000,000 (including a commitment to issue letters of credit of up to $25,000,000 in aggregate face amount, subject to the maximum revolving commitment amount available). This revolving credit facility is available for working capital and acquisitions, including related acquisition expenses.

              On January 28, 2000 the Company paid off the outstanding amount of debt and related fees totaling approximately $25,096,000 to the Bank of Montreal. The pay off was completed using proceeds from an initial public offering of Common stock which also occurred on January 28, 2000 (See Note 15). This final paydown resulted in an extraordinary loss of approximately $1,036,000, net of income tax from the write-off of the remaining deferred financing costs in January 2000.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


          b.   SUBORDINATED PROMISSORY NOTE:

               In conjunction with the June 15 Acquisitions, the Company assumed a subordinated promissory note (the "McNulty Note") to McNulty Broadcasting, Inc. ("McNulty") for $600,000. The McNulty Note provides for quarterly principal payments of $15,000 beginning on August 1, 2000. The remaining principal is due May 1, 2005. Interest on the McNulty Note is payable quarterly at a rate of 8.0%.

          c.   NON-COMPETE AGREEMENTS:

              In conjunction with the June 15 Acquisitions, the Company assumed five year non-compete agreements with McNulty and Island Broadcasting Associates, L.P. in the amounts of $125,000 and $200,000, respectively (the "Non-Compete Agreements"). The Non-compete Agreements require quarterly payments of $16,250 through May 2000.


5.       CAPITAL STOCK AND REDEEMABLE PREFERRED STOCK

         The Company's authorized capital stock consists of 60,000,000 shares of common stock and 40,000,000 shares of preferred stock and designates 620,000 shares as Series A Convertible Preferred Stock ("Series A"), 1,000,000 shares as Series B Senior Convertible Preferred Stock ("Series B"), 4,000,000 shares as Series C Convertible Preferred Stock ("Series C"), 1,000,000 shares as Series D Convertible Preferred Stock ("Series D"), 5,000,000 shares are Series E Convertible Preferred Stock ("Series E"), 4,100,000 as Series F Convertible Preferred Stock ("Series F"), 4,000,000 shares as Series G Convertible Preferred Stock ("Series G"), 2,200,000 shares as Series H Convertible Preferred Stock ("Series H") and 4,100,000 shares of Series K Convertible Preferred Stock ("Series K"). The stated value of Series A through Series G preferred stock is $5.00 per share and the stated value of Series H and Series K is $5.50 per share.

         Series A, Series C, Series E, Series F, Series G, Series H and Series K generally have the same voting rights as common stock and each share may be converted at the option of the holder into one share of common stock, subject to adjustment. Series B has no voting power except for specific events and ranks senior to all other series of preferred stock. Each Series B share may be converted at the option of the holder into one-half share of common stock, subject to adjustment. Series D has limited voting power and each share may be converted at the option of the holder into one share of common stock, which would also have the same limited voting power in certain circumstances. The Company's Board of Directors also has the right to require conversion of all shares of Series A, B, C, D, E, F, G, H and K upon the occurrence of certain events. Series A, Series C, Series D, Series E, Series F, Series G, Series H and Series K have equal rights for the payment of dividends and the distribution of assets and rights upon liquidation, dissolution or winding up of the Company.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         Upon liquidation of the Company, no distribution shall be made (a) to holders of stock ranking junior to the Series B unless the holder of the Series B has received the stated value per share, plus an amount equal to all unpaid dividends or (b) to the holders of stock ranking on a parity with the Series B, except distributions made rateably on the Series B and all other such parity stock. Dividends accrue cumulatively on all series of preferred stock, except Series F, Series G, Series H and Series K at an annual rate of $0.35 per share. Dividends accrue cumulatively on Series F and Series G at an annual rate of $0.50 per share and Series H and Series K at an annual rate of $0.55 per share and, to the extent not paid in cash, are compounded quarterly at a rate of 10% per annum. The Company may redeem Series A, B and D at the stated value, plus an amount equal to all unpaid dividends to the date of redemption, whether or not declared. Undeclared dividends in arrears on all outstanding series of preferred stock amounted to approximately $7,532,000 and $2,327,000 at December 31, 1999 and 1998, respectively.
         Dividends on a per share basis are as follows:

                                                     PREFERRED SERIES
                                               ----------------------------
           DECEMBER 31,      A        B        C        D        E        F        G        H         K
                             -        -        -        -        -        -        -        -         -

                  1999      $ 0.89   $ 0.82   $ 0.53   $ 0.58   $ 0.54   $ 0.62   $ 0.50   $ 0.22    $ 0.03

                  1998      $ 0.54   $ 0.37   $ 0.19   $ 0.23   $ 0.19   $ 0.24       -        -         -


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

         On June 15, 1998, pursuant to a stock purchase agreement with the Company (the "Series F Stock Purchase Agreement"), Waller-Sutton Media Partners, L.P. ("Waller-Sutton") purchased 1,000,000 shares of Series F for $5,000,000. Also on that date, WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P., purchased a total of 650,000 shares of Series F for $3,250,000; the Chairman of Waller-Sutton Management Group, which manages Waller-Sutton, purchased 50,000 shares of Series F for $250,000; GE Capital purchased 250,000 shares of Series F for $1,250,000; and River Cities Capital Fund Limited Partnership ("River Cities") purchased 100,000 shares of Series F for $500,000. In connection with these purchases, the purchasers acquired 10-year warrants to purchase an aggregate of 860,000 shares of the Company's common stock for $5.00 per share. Such warrants can be "put" back to the Company after five years. The 860,000 warrants issued in conjunction with the Series F have been assigned a fair value of $3,539,000 and $2,459,000 at December 31, 1999 and 1998, respectively and have been classified under other long-term liability due to the associated "put" rights. During 1999, $1,080,000 was charged to interest expense to account for the increase in the fair value of the warrants.

         The Series F Stock Purchase Agreement provides that the terms of the Series F include the right of the holders to require the Company to repurchase the Series F at any time after five years at a price equal to the greater of its fair market value, as defined, or the sum of its stated value of $5.00 per share and all accrued but unpaid dividends thereon, as

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         well as any warrants held by such holders at a price equal to the fair market value of the Company's common stock less the exercise price of such warrants. Holders of the Series A, Series B, certain Series C, Series D, Series G, Series H and Series K would have similar "put" rights only if the holders of the Series F were to exercise their "put" rights. Series A, Series B, a portion of Series C, Series D and Series F, Series G, Series H and Series K (but not the remaining Series C and Series E) have been excluded from the equity to reflect such anticipated "put" rights. Issuance costs of approximately $2,925,000 for these shares have been netted against the proceeds.

         The Company adjusted the carrying values of Series A, Series B, Series D, Series F, Series G, and Series H to fair value at December 31, 1999. This adjustment was recognized as a charge to retained deficit (since there was no additional paid in capital) resulting in an adjustment to loss from continuing operations attributable to common stockholders.

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

         In order to induce GE Capital, the holder of the Company's Series B, to approve the addition of mandatory conversion rights to the terms of the Series B in conjunction with the issuance of the Series F, the Company issued to GE Capital, upon issuance of the Series F, five year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $5.00 per share. The warrants issued to the holder of Series B has been assigned a fair value of $205,800 and $150,000 at December 31, 1999 and 1998, respectively and has been classified as a long-term liability due to associated "put" rights. These "put" rights are subject to the prior exercise of the warrants and exercise of the "put" rights associated with warrants issued to the Series F holders. During 1999, $55,800 was charged to interest expense to account for the increase in the warrants fair value.

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

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         In February 1999, the Company issued 633,652 shares of Series F for $5.00 per share to existing Series F holders. The proceeds were used to finance certain capital improvements, and the Faircom merger and fund working capital needs of the Company.

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

         In August 1999, the Company issued an additional 1,545,454 of Series H Convertible Preferred Stock at $5.50 per share to certain existing preferred stockholders and two new investors to fund in part the purchase of the Erie Stations as well as working capital requirements.

         On December 14, 1999, the Company issued 3,545,453 shares of Series K Convertible Preferred Stock (new series of convertible preferred stock with terms substantially similar to the terms of the Series H Convertible Preferred Stock) at $5.50 per share. The net proceeds of $19,113,000 were used to reduce debt by $15,775,000, and the remaining proceeds were used to fund a portion of the purchase price of the Company's pending acquisitions consummated in February 2000. The redeemable Series K convertible preferred shares were deemed to have an embedded beneficial conversion feature valued in aggregate at $3,545,000. The beneficial conversion feature was recognized immediately as a charge to retained deficit (since there was no additional paid-in capital) resulting in an adjustment to loss from continuing operations attributable to common stockholders and an increase in the carrying value of the preferred stock.


6.       STOCK-BASED COMPENSATION PLAN

         The Regent Communications, Inc. 1998 Management Stock Option Plan (the "1998 Stock Option Plan") provides for the issuance of up to an aggregate of 2,000,000 common shares in connection with the issuance of incentive stock options ("ISO's") and non-qualified stock options ("NQSO's"). The Compensation Committee of the Company's Board of Directors determines eligibility. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date, except in the case of ISO's granted to a 10% owner (as defined), for which the option share price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 1998 Stock Option Plan, the options

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         expire no later than ten years from the date of grant in the case of ISO's (five years in the case of ISOs granted to a 10% owner), no later than ten years and one day in the case of NQSOs, or earlier in either case in the event a participant ceases to be an employee of the Company.

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

         In addition, two officers of Faircom, pursuant to the terms of the merger agreement between the Company and Faircom, were granted stock options as of June 15, 1998 resulting in the recognition of approximately $530,000 in compensation expense.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



         The Company applies the provisions of APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), in accounting for the 1998 Stock Option Plan. Under APB 25, no compensation expense is recognized for options granted to employees at exercise prices that are equal to or greater than the fair market value of the underlying common stock at the grant date. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. Such pro forma information is as follows for the year ended December 31:

          Net loss:                                                             1999             1998            1997
                                                                            -----------      -----------      -----------

              As reported                                                   $(6,770,737)     $(4,460,004)     $(4,695,847)
              Pro forma compensation expense, net of tax benefit               (543,817)        (599,736)        (169,841)
                                                                            -----------      -----------      -----------

              Pro forma                                                     $(7,314,544)     $(5,059,740)     $(4,865,688)
                                                                            ===========      ===========      ===========

          Basic and diluted net loss per common share:
                  As reported                                               $   (121.65)     $    (47.55)     $    (19.57)
                  Pro forma                                                 $   (123.92)     $    (50.05)     $    (20.27)

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The weighted-average fair value per share for options granted under the 1998 Stock Option Plan was $2.88 for ISOs in both 1999 and 1998, and $2.69 and $2.00 for NQSOs in 1999 and 1998, respectively. The weighted-average fair value for options granted under the Conversion Stock Option Plan was approximately $230,000, and such amount was recognized at the time of conversion since the Converted Options are fully vested. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      1999                           1998                 1997
                                             --------------------      -----------------------------     -------
                                                                                           Converted
                                                ISOs     NQSOs           ISOs     NQSOs     Options       NQSOs
                                              -------   -------        -------   -------    -------      -------

          Dividends                              None       None          None      None        None       None
          Volatility                              35%        35%         35.0%     35.0%       35.0%       46.5%
          Risk-free interest rate               5.56%      5.58%         5.55%     5.43%       5.38%       6.28%
          Expected term                      10 years    5 years      10 years   5 years     2 years     5 years

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Presented below is a summary of the status of outstanding Company stock options issued to employees:

                                                                                 WEIGHTED AVERAGE
                                                                     SHARES       EXERCISE PRICE
                                                                   ---------     ----------------
         Company options converted
           on June 15, 1998                                          274,045          $2.73
           Granted                                                 1,321,488          $5.00
           Exercised                                                      --             --
           Forfeited/expired                                              --             --
                                                                   ---------          -----
         Company options held by
           employees at December 31, 1998                          1,595,533          $4.61
           Granted                                                   317,678          $5.05
           Exercised                                                 (62,713)         $2.73
           Forfeited/expired                                         (10,000)         $2.73
                                                                   ---------          -----
         Company options held by
           employees at December 31, 1999                          1,840,498          $4.76





         The following table summarizes the status of Company options outstanding and exercisable at December 31, 1999, under the 1998 Stock Option Plan and the Conversion Stock Option Plan:


                                            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                             ----------------------------------------------    --------------------------------

                                                WEIGHTED
                                                 AVERAGE         WEIGHTED                           WEIGHTED
                                                REMAINING         AVERAGE                           AVERAGE
              EXERCISE                         CONTRACTUAL       EXERCISE                           EXERCISE
               PRICE           SHARES(1)      LIFE (YEARS)         PRICE           SHARES            PRICE
         -----------------  ---------------  --------------   ------------    -------------     -------------

                $5.50           30,000            4.8            $ 5.50                --          $ 5.50
                $5.00        1,599,166            8.3            $ 5.00             371,162        $ 5.00
        $0.88 - $3.73          211,332            2.5                               211,332        $ 2.86
                             ---------                                             --------

                             1,840,498                                              582,494
                             =========                                              =======



         Of the options outstanding at December 31, 1999, it is anticipated that no more than 1,252,980 will be treated as NQSOs and at least 587,518 will be treated as ISOs.

         (1) As of December 31, 1999, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 1,629,166 shares of the Company's common stock. Stock options granted under the Conversion Stock Option Plan entitle the holders to purchase 211,332 shares of the Company's Series C Convertible Preferred Stock.


7.       EARNINGS PER SHARE

         The Company has adopted the provisions of SFAS 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. Basic EPS and diluted EPS are the same for all periods presented, since the effect of the Company's common stock equivalents would be anti-dilutive. All Series of the Company's convertible preferred stocks (convertible into 16,442,347 shares at December 31, 1999), the Company's options outstanding at December 31, 1999 to purchase 1,840,498 shares of common stock and 910,000 outstanding warrants to purchase the Company's common stock were not included in the computation of diluted EPS because they are anti-dilutive. Basic and diluted EPS for all periods presented have been calculated using the 240,000 common shares that were outstanding subsequent to the merger with Faircom (see Note 1).

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



8.       INCOME TAXES

         The Company's provision for income taxes consists of the following for the year ended December 31:



                                                  1999                  1998                  1997
                                                -------               -------               -------

          Current federal                       $  --                 $  --                 $  --
          Current state                            --                    --                  71,542
                                                -------               -------               -------

          Total                                 $  --                 $  --                 $71,542
                                                -------               -------               -------


         The components of the Company's deferred tax assets and liabilities are as follows as of December 31:

                                                                        1999                    1998
                                                                    -----------             -----------

          Deferred tax assets:
              Net operating loss carryforward                       $ 9,765,000             $ 4,528,000
              Miscellaneous accruals and credits                           --                    79,000
              Accounts receivable reserve                                92,000                 107,000
                                                                    -----------             -----------

                Total deferred tax assets                             9,857,000               4,714,000

          Deferred tax liabilities:
              Property and equipment                                   (248,000)               (296,000)
              Intangible assets                                        (325,000)               (170,000)
                                                                    -----------             -----------

              Total deferred tax liabilities                        $   573,000             $  (466,000)
                                                                    ===========             ===========

              Valuation allowance                                    (9,284,000)             (4,248,000)
                                                                    -----------             -----------

              Net deferred tax assets                               $      --               $      --
                                                                    ===========             ===========

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The Company has cumulative federal and state tax loss carryforwards of approximately $24,412,000 at December 31, 1999. These loss carryforwards will expire in years 2000 through 2019. The utilization of the aforementioned operating losses for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.

         The difference between the Company's effective tax rate on income before taxes on income and the federal statutory tax rate arise from the following:


                                                                                1999        1998        1997
                                                                               =-----      ------      ------

          Federal tax expense at statutory rate                                  34.0 %      34.0 %      34.0 %

          Loss from debt extinguishment - non-deductible                           --          --       (34.6)

          Amortization of intangibles and other non-deductible expenses          (9.0)      (12.0)       (1.0)

          Benefit of net operating losses                                          --          --          --

          Establishment of valuation allowance                                  (31.0)      (28.0)        1.1

          State tax, net of federal tax benefit                                   6.0         6.0        (1.0)
                                                                               ======      ======      ======

          Effective tax rate                                                        0%          0%       (1.5)%
                                                                               ======      ======      ======



9.       SAVINGS PLANS

         The Company sponsors defined contribution plans covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan. The Company did not make contributions to the defined contribution plan during the years ended December 31, 1999 and 1998.


10.      NOTES PAYABLE

         Notes payable consists of the following at December 31:

                                                                     1999                        1998
                                                                  ----------                  -----------

          Promissory note                                         $     --                    $6,000,000
          Promissory note                                               --                     1,500,000
                                                                  ----------                  ----------

                                                                  $     --                    $7,500,000
                                                                  ==========                  ==========

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         In connection with the acquisition of radio station KCBQ (AM), the Company issued to the seller a promissory note for $6,000,000, which was collateralized by the assets of the station. The terms of the promissory note obligated the Company to pay the lesser of $6,000,000 or the net proceeds from a commercially reasonable sale of the KCBQ
         (AM) assets (with any such net sale proceeds in excess of $6,000,000 to be split between the Company and the holder of the note in accordance with the terms of the asset purchase agreement) on the earlier of June 4, 2002 or upon the sale of the KCBQ (AM) assets to an unrelated third party. The note did not bear interest prior to the maturity date, as defined. Interest on the unpaid principal of the note after maturity was at the rate of 10.0% per annum. In August 1999, the Company sold KCBQ (AM) for $6,000,000 and paid the promissory note in full. Because the Company intended to sell this property during 1999, the unpaid principal balance of $6,000,000 was classified as a current liability at December 31, 1998 in the accompanying Consolidated Balance Sheet.

         In connection with the acquisition of an option to acquire radio station WSSP (FM), the Company issued a five-year term promissory note for $1,500,000 to a third party. The terms of the promissory note obligated the Company to pay the lesser of $1,500,000 or the net proceeds from a commercially reasonable sale of the option or the station's assets (with any such net sale proceeds in excess of $1,500,000 to be retained by the Company). The note was collateralized by a security interest in the proceeds of a $1,500,000 note payable to the Company by the owner of WSSP (FM) and matured on the earlier of December 3, 2002 or upon the sale of the WSSP (FM) assets to an unrelated third party. The note did not bear interest prior to the maturity date, as defined. Interest on the unpaid principal of the note after maturity was at the rate of 10.0% per annum. In March 1999, the Company sold WSSP (FM) for $1,600,000 and repaid the promissory note. Because the Company intended to sell this property during 1999, the unpaid principal balance of $1,500,000 was classified as a current liability at December 31, 1998 in the accompanying Consolidated Balance Sheet.


11.      OTHER FINANCIAL INFORMATION

         Property and equipment consists of the following as of December 31:

                                                                       1999                     1998
                                                                  -------------             ------------

          Equipment                                               $ 14,653,009              $ 11,626,277
          Furniture and fixtures                                       736,762                 1,659,136
          Building and improvements                                  2,526,969                 1,442,799
          Land                                                       1,716,309                   761,342
                                                                  ------------              ------------

                                                                    19,633,049                15,489,554

          Less accumulated depreciation                             (7,259,775)               (6,185,579)
                                                                  ------------              ------------

                  Net property and equipment                      $ 12,373,274              $  9,303,975
                                                                  ============              ============



         Depreciation expense was $1,392,370 and $777,118 for the years ended December 31, 1999 and 1998.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         Intangible assets consists of the following as of December 31:

                                                                 1999                       1998
                                                             ------------               ------------

          FCC broadcast licenses                             $ 55,679,824               $ 40,768,013
          Goodwill                                              7,220,103                  6,545,097
                                                             ------------               ------------

                                                               62,899,927                 47,313,110

          Less accumulated amortization                        (4,030,640)                (2,289,170)
                                                             ------------               ------------

                  Net intangible assets                      $ 58,869,287               $ 45,023,940
                                                             ------------               ------------

         Amortization expense was $1,976,046 and $1,504,379 for the years ended December 31, 1999 and 1998.


         Accrued liabilities consist of the following as of December 31:

                                                                                  1999                        1998
                                                                               ----------                  ----------
         Balance Sheet:
              Accrued compensation                                             $  602,504                  $  154,812
              Accrued offering costs                                              590,444                          --
              Accrued professional fees                                           277,817                     602,785
              Accrued acquisition costs                                                --                   1,531,985
              Accrued other                                                       408,370                     483,030
                                                                               ----------                  ----------

                                                                               $1,879,135                  $2,772,612
                                                                               ==========                  ==========

         Supplemental cash flow information for the  year ended December 31,:

                                                                                  1999             1998            1997
                                                                               ----------      -----------      ----------

              Cash paid for interest                                           $4,272,429      $ 2,974,000      $1,076,073
              Income taxes paid, net of refunds                                     --                --            71,542

12.      COMMITMENTS AND CONTINGENCIES

         In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of the Company's management, the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not likely have a materially adverse effect on the financial condition of the Company.

         The Company leases certain facilities and equipment used in its operations. Total rental expenses were approximately $594,000, $502,000 and $56,000 in 1999, 1998 and 1997, respectively.

         At December 31, 1999, the total minimum annual rental commitments under noncancelable leases are as follows:

               2000                                               $  1,357,684
               2001                                                    813,660
               2002                                                    452,888
               2003                                                    393,646
               2004                                                    247,888
               Thereafter                                            1,573,507
                                                            -------------------

                      Total                                       $  4,839,273
                                                            -------------------


13.      RELATED PARTY TRANSACTIONS

         The Company obtains all of its property and casualty insurance and director and officer liability insurance coverages through a firm 90% owned by the Company's Chief Executive Officer and members of his immediate family. In 1999, the Company paid approximately $369,000 in insurance premiums. In January 2000, the members sold their interest in the insurance firm to an unrelated third party.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14.      OTHER SUBSEQUENT EVENTS

         a.   INITIAL PUBLIC OFFERING OF COMMON STOCK

              On January 28, 2000, the Company consummated an initial public offering of 16,000,000 shares of its common stock at a public offering price of $8.50 per share. On February 7, 2000, the underwriters' purchased an additional 2,400,000 shares of the Company's common stock upon exercise of their over-allotment option. The Company received total proceeds from completion of the offering, net of underwriting discounts, commissions and estimated expenses related to the offering, of $143,836,000. Of these proceeds, the Company used $67,325,000 to fund the acquisitions of stations in Utica-Rome, New York and Watertown, New York on January 28, 2000 and in El Paso, Texas on January 31, 2000; $26,761,000 to pay in full amounts borrowed under its prior bank credit facility on January 28, 2000 and fees related to the new bank credit facility; $7,296,000 to pay or reserve for payment of accumulated, unpaid dividends on all series of convertible stock converted into common stock on January 28, 2000; $5,857,000 to redeem all outstanding shares of its Series B convertible preferred stock on January 28, 2000, including accumulated unpaid dividends; and $1,513,000 to repurchase shares of the Company's common stock from an affiliate of one of the underwriters in order to comply with NASD rules. The Company intends to use the balance of the proceeds for working capital needs and future acquisitions.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          b.   CONVERSION AND REDEMPTION OF PREFERRED STOCK

               In connection with the initial public offering of common stock, the Company redeemed 1,000,000 shares of its Series B convertible preferred stock, which constituted all outstanding shares of that series, for a redemption price of $5,857,000, being the original price paid for those shares of $5.00 per share plus accumulated, unpaid dividends on those shares. In addition, the Company converted 15,775,699 shares of convertible preferred stock, constituting all outstanding shares of the Company's other series of convertible preferred stock, into common stock on a one-for-one basis. The Company has paid or set aside for payment of accumulated, unpaid dividends on those shares in the total amount of $7,296,000.

          c.   CONSUMMATED AND PENDING TRANSACTIONS AND DIVESTITURES:

               On January 28, 2000, the Company purchased the FCC licenses and related assets used in the operations of radio stations WOFDZ
               (FM), WLZW (FM), WFRG (FM), WIBX (AM) and WRUN (AM) licensed in Utica/Rome, New York and WCIZ (FM), WFRY (FM), WTNY (AM), and WUZZ (AM) licensed in Watertown, New York (the "Forever Stations") for approximately $43,825,000 in cash and 100,000 shares of the Company's Common Stock.

               On January 31, 2000, the Company purchased the FCC licenses and related assets used in the operations of radio stations KLAQ
               (FM), KSII (FM) and KROD (AM) licensed to El Paso, Texas (the "El Paso Stations") for approximately $23,500,000 in cash.

               On March 13, 2000, the Company entered into a definitive agreement with Clear Channel Communications, Inc. to exchange the Company's eleven stations serving the Mansfield, Ohio (2 FM/1
               AM), Victorville, California (3 FM/2 AM) and Palmdale, California (2 FM/1 AM) markets plus $67 million in cash for Clear Channel's nine stations serving the Grand Rapids, Michigan (3 FM) and Albany, New York (4 FM/2 AM) markets. The Company has made an escrow deposit in the amount of $5,000,000 and have agreed to pay liquidated damages in the amount of $28,000,000 if the Company fails to perform their obligations under the agreement. The Company anticipates closing this transaction during the second half of 2000 following customary regulatory approvals.

               On March 29, 2000, the Company entered into an agreement of merger with KZAP, Inc. by which the Company will acquire control of radio station KZAP (FM) located in Chico, California in consideration for 233,333 shares of the Company's Common Stock. The Company anticipates the closing will occur during the second quarter 2000 following receipt of FCC approval. The Company is currently providing programming and selling air time for KZAP
               (FM) under a time brokerage agreement pending consummation of the acquisition.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



          d.   ASSETS HELD FOR SALE:

               On March 29, 2000, the Company entered into an Asset Purchase Agreement with Yavapai Broadcasting Corporation to sell substantially all the assets used in the operations of radio stations KZGL (FM), KVNA (AM) and KVNA (FM), in Flagstaff, Arizona (the "Flagstaff Stations") for a cash purchase price of $2,000,000. The Company anticipates closing the disposition during the second quarter of 2000 following the receipt of FCC approval. Earlier in March 2000, in accordance with its terms, the Company terminated a March 1999 agreement by which the Company agreed to sell the Flagstaff Stations to another party for a cash purchase price of approximately $2,425,000 and withdrew the pending FCC application. Action on that FCC application had been delayed since May 1999 due to the filing of an objection made by the owner of a competing station in the Flagstaff market based on the alleged ownership concentration that the proposed buyer would have had following the sale.

               The assets classified as assets held for sale as of December 31, 1999 were recorded at the lower of their carrying value or estimated fair market value less anticipated disposition costs. As such, the Company recorded a loss of approximately $600,000 classified as a write-down of carrying value of assets held for sale in the accompanying Statement of Operations.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

         All adjustments necessary for a fair statement of income for each period have been included:

                                                          1ST             2ND(*)          3RD              4TH             TOTAL
                                                      -----------     -----------     -----------     ------------     ------------
1999
    Net broadcasting revenues                         $ 4,519,990     $ 6,315,303     $ 6,630,377     $  6,388,139     $ 23,853,809
    Operating income (loss)                              (655,205)        515,369         151,140         (623,702)        (612,398)
    Loss before extraordinary items                    (1,434,535)       (256,610)       (790,222)      (3,818,154)      (6,299,521)
    Extraordinary item                                       --              --              --           (471,216)        (471,216)
    Net loss                                           (1,434,535)       (256,610)       (790,222)      (4,289,370)      (6,770,737)
    Preferred stock dividend and
      accretion requirements                           (1,000,060)     (1,521,808)     (1,415,844)     (18,488,968)     (22,426,680)
                                                      -----------     -----------     -----------     ------------     ------------

    Loss applicable to common shares                   (2,434,595)     (1,778,418)     (2,206,066)     (22,778,338)     (29,197,417)

    Basic and diluted earnings per share:
      Before extraordinary item                       $    (10.14)    $     (7.41)    $     (9.19)    $     (92.95)    $    (119.69)
      Extraordinary item                                     --              --              --              (1.96)           (1.96)
                                                      -----------     -----------     -----------     ------------     ------------

                                                      $    (10.14)    $     (7.41)    $     (9.19)    $     (94.91)    $    (121.65)

1998
    Net broadcasting revenues                         $ 1,465,077     $ 2,598,126     $ 5,421,098     $  5,287,222     $ 14,771,523
    Operating income (loss)                               (38,010)       (132,542)        112,963         (375,732)        (433,321)
    Loss before extraordinary items                      (541,628)       (706,758)       (843,842)      (1,197,696)      (3,289,924)
    Extraordinary item                                       --        (1,170,080)           --               --         (1,170,080)
    Net loss                                             (541,628)     (1,876,838)       (843,842)      (1,197,696)      (4,460,004)
    Preferred stock dividend and
      accretion requirements                                 --        (4,814,846)       (854,231)      (1,283,705)      (6,952,782)
                                                      -----------     -----------     -----------     ------------     ------------

    Loss applicable to common shares                     (541,628)     (6,691,684)     (1,698,073)      (2,481,401)     (11,412,786)

    Basic and diluted earnings per share:
      Before extraordinary item                             (2.25)         (23.00)          (7.08)          (10.34)          (42.67)
      Extraordinary item                                     --             (4.88)           --               --              (4.88)
                                                      -----------     -----------     -----------     ------------     ------------

                                                      $     (2.25)    $    (27.88)    $     (7.08)    $     (10.34)    $     (47.55)



(*) Approximately $149,000 was reclassed from depreciation expense to write-down of carrying value of assets held for sale in the second quarter of 1999.

REGENT COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



17.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company may employ financial instruments to manage its exposure to fluctuations in interest rates (see Note 4(c)). The Company does not hold or issue such financial instruments for trading purposes. The Company will adopt SFAS 133, as amended, in the year 2001, and does not expect that the impact of adoption will have a material impact on the Company's results of operations and statement of financial position.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements," and is effective the first quarter of 2000. In SAB 101, the SEC staff expresses its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to the Company. The Company is currently evaluating SAB 101 to determine its impact on the financial statements.

                                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                      ------------------------------
                                      BALANCE AT       CHARGED TO        CHARGED TO                        BALANCE AT
                                       BEGINNING        COSTS AND           OTHER                            THE END
                                       OF PERIOD        EXPENSES         ACCOUNTS(*)  DEDUCTIONS (**)       OF PERIOD
                                       ---------        --------         -----------  ---------------       ---------

Allowance for doubtful accounts:
Years ended December 31,

                      1999            $  268,000         389,615              --          426,615          $  231,000
                      1998            $   32,000         174,051           173,960        112,011          $  268,000
                      1997            $   20,000          46,308              --           34,308          $   32,000

Deferred tax asset valuation allowance:
Years ended December 31,
                      1999            $4,248,000                         5,036,000                         $9,284,000
                      1998            $2,483,000                         1,765,000                         $4,248,000
                      1997            $2,532,000                           (49,000)                        $2,483,000

* Recorded in conjunction with acquisitions consummated on June 15, 1998. ** Represents accounts written off to the reserve.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned "Election of Directors" and "Executive Officers," to be filed in April 2000 in connection with the 2000 Annual Meeting of Stockholders presently scheduled to be held on May 18, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned "Executive Compensation," to be filed in April 2000 in connection with the 2000 Annual Meeting of Stockholders presently scheduled to be held on May 18, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned "Security Ownership of Certain

Beneficial Owners and Management," to be filed in April 2000 in connection with the 2000 Annual Meeting of Stockholders presently scheduled to be held on May 18, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned "Certain Relationships and Related Transactions," to be filed in April 2000 in connection with the 2000 Annual Meeting of Stockholders presently scheduled to be held on May 18, 2000.

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

         (b)      REPORTS ON FORM 8-K.

                  We filed no reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Regent Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  REGENT COMMUNICATIONS, INC.


Date: March 30, 2000          By: /s/ Terry S. Jacobs
                                  ------------------------------------
                                  Terry S. Jacobs, Chairman of the Board, Chief Executive Officer and Treasurer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                            Date

/s/ Terry S. Jacobs         Chairman of the Board, Chief       March 30, 2000
--------------------------- Executive Officer, Treasurer and
Terry S. Jacobs             Director (Principal Executive
                            Officer)

/s/ William L. Stakelin     President, Chief Operating
--------------------------- Officer,
William L. Stakelin         Secretary and Director             March 30, 2000

/s/ Anthony A. Vasconcellos Vice President and Chief Financial March 30, 2000 --------------------------- Officer (Principal Financial and
Anthony A. Vasconcellos     Principal Accounting Officer)

/s/ Joel M. Fairman         Vice Chairman of the Board and     March 30, 2000
--------------------------- Director
Joel M. Fairman

/s/ Kenneth J. Hanau        Director                           March 30, 2000
---------------------------
Kenneth J. Hanau

/s/ William H. Ingram       Director                           March 30, 2000
---------------------------
William H. Ingram

/s/ R. Glen Mayfield        Director                           March 30, 2000
---------------------------
R. Glen Mayfield

/s/ Richard H. Patterson    Director                           March 30, 2000
---------------------------
Richard H. Patterson

                            Director                           March 30, 2000
---------------------------
William P. Sutter, Jr.

                            Director                           March 30, 2000
---------------------------
John H. Wyant

                                  EXHIBIT INDEX

         The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION

2(a)* Asset Purchase Agreement dated as of January 5, 1999 by and among WJON Broadcasting Company, Regent Broadcasting of St. Cloud, Inc., Regent Licensee of St. Cloud, Inc. and Regent Communications, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as
                  Exhibit 2(a) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

2(b)* Asset Purchase Agreement dated as of March 4, 1999 by and among Mag Mile Media, L.L.C., Regent Broadcasting of Kingman, Inc. and Regent Licensee of Kingman, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(b) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

2(c)* Asset Purchase Agreement dated as of May 18, 1999 by and among Media One Group-Erie, Ltd., Cisco LLC, James T. Embrescia, Thomas J. Embrescia, Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(a) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

2(d)* Asset Purchase Agreement dated as of July 29, 1999 by and among Forever of NY, Inc., Forever of NY, LLC, Forever Broadcasting, LLC, and Regent Broadcasting of Utica/Rome, Inc., Regent Licensee of Utica/Rome, Inc., Regent Broadcasting of Watertown, Inc., Regent Licensee of Watertown, Inc. and Regent Communications, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

2(e)* Asset Purchase Agreement dated as of September 13, 1999 by and among New Wave Broadcasting, L.P., Regent Broadcasting of El Paso, Inc. and Regent Licensee of El Paso, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(b) to the Registrant's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

2(f)* Agreement of Merger dated as of December 5, 1997 by and among Faircom, Inc., Regent Merger Corp., Regent Communications, Inc., Blue Chip Capital Fund II Limited Partnership and Miami Valley Venture Fund L.P. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(a) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference)

2(g) Asset Exchange Agreement dated as of March 12, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc.

                  The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                           Clear Channel Schedules
                           -----------------------

                           1.1(a)       FCC Licenses
                           1.1(b)       Tangible Personal Property
                           1.1(c)       Station contracts
                           1.1(d)       Intangible Property
                           1.1(f)       Real Property
                           1.2(h)       Excluded Assets

                           Regent Schedules
                           ----------------

                           1.3(a)       FFC Licenses
                           1.3(b)       Tangible Personal Property
                           1.3(c)       Station Contracts
                           1.3(d)       Intangible Property
                           1.3(f)       Real Property
                           1.4(h)       Excluded Assets

2(h) Agreement of Merger dated March 29, 2000 by and among Regent Communications, Inc., Regent Broadcasting, Inc., KZAP, Inc. and Rob Cheal

                  The following exhibits and schedules to the foregoing Agreement of Merger are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                  Exhibits
                  --------
                     A                  Deposit Escrow Agreement
                     B                  Indemnification Escrow Agreement
                     C                  Opinion of Counsel for Seller and the
                                        Company
                     D                  Non-Competition Agreement
                     E                  Opinion of Counsel for Regent
                                        Broadcasting, Inc.
                     F                  Consulting Agreement

                  Schedules
                  ---------

                    3.04                Conflicting Agreements
                    4.02                Investment Securities
                    4.04                Officer, Director, Employee and Banking
                                        Information
                    4.05                Legends
                    4.07                Required Consents
                    4.08                Station Licenses
                    4.10                Taxes
                    4.11                Tangible Personal Property
                    4.12                Real Property Interests
                    4.13                Contracts
                    4.15                Intellectual Property
                    4.22                Non-Compliance with Laws
                    4.23                Employee Benefit Plans
                    4.26                Insurance

2(i) Asset Purchase Agreement dated March 29, 2000 by and between Yavapai Broadcasting Corporation, Regent Broadcasting of Flagstaff, Inc. and Regent Licensee of Flagstaff, Inc.

                  The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                  Exhibits
                  --------
                     A                  Indemnity Escrow Agreement
                     B                  Deposit Escrow Agreement
                     C                  Allocation of Purchase Price
                     D                  Time Brokerage Agreement
                     E                  General Conveyance, Bill Of Sale,
                                        Assignment and Assumption Agreement
                     F                  Opinion of Seller's Counsel
                     G                  Form of FCC Opinion
                     H                  Opinion of Buyer's Counsel

                  Schedules
                  ---------
                    1.2.9               Miscellaneous Excluded Assets
                     6.3                Buyer Qualifications
                     7.4                Licenses
                     7.7                Tangible Personal Property
                     7.8                Leased Real Estate
                     7.9                Contracts
                     7.11               Environmental Matters
                     7.12               Intellectual Property
                     7.13               Financials
                     7.14               Compliance with Labor Laws
                     7.17               Employee Benefit Plans

3(a)* Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(b)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant's Form 10-Q Fourth Quarter Ended June 30, 1999 and incorporated herein by this reference)

3(c)* Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant's Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

3(d)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant's Form 10-Q for the Quarter Ended on September 30, 1999 and incorporated herein by this reference)

3(e)* Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant's Form 10-Q for the Quarter Ended on September 30, 1999 and incorporated herein by this reference)

3(f)* Certificate of Designation, Number, Powers Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1994 and incorporated herein by this reference)

3(g)*             Amended and Restated By-Laws of Regent Communications, Inc.
                  (previously filed as Exhibit 3(b) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

3(h)* Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)* Credit Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit
                  4(a) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(b)* Omnibus Amendment No. 1 and Amendment No. 1 to Credit Agreement dated as of February 4, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(e) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(c)* Revolving Credit Note dated as of February 7, 2000 made by Regent Broadcasting, Inc. in favor of Fleet National Bank in the original principal amount of $25 million (previously filed as Exhibit 4(f) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference) (See
                  Note 1 below)

4(d)* Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(e)* Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(f)* Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

10(a) Escrow Agreement dated as of March 12, 2000 by and among Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc., Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership and Bank of America

10(b) Letter agreement dated March 12, 2000 from Clear Channel Communications, Inc. addressed to Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc.

10(c) Liquidated Damages Agreement made as of March 12, 2000 by Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc. for the benefit of Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company and Capstar TX Limited Partnership

10(d)* Regent Communications, Inc. Faircom Conversion Stock Option Plan (previously filed as Exhibit 10(f) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(e)* Regent Communications, Inc. 1998 Management Stock Option Plan (previously filed as Exhibit 10(g) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(f)* Employment Agreement between Regent Communications, Inc. and Terry S. Jacobs (previously filed as Exhibit 10(h) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(g)* Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10(i) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(h)* Employment Agreement between Regent Communications, Inc. and Joel M. Fairman (previously filed as Exhibit 10(j) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(i)* Lease Agreement dated January 17, 1994 between CPX-- RiverCenter Development Corporation and Regent Communications, Inc. (previously filed as Exhibit 10(z) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(j)* Stock Purchase Agreement dated June 15, 1998 among Regent Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(k)* Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(l)* Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 2 below) (previously filed as Exhibit 4(f) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(m)* Warrant for the Purchase of 50,000 Shares of Common Stock issued by Regent Communications, Inc. to General Electric Capital Corporation dated June 15, 1998 (previously filed as
                  Exhibit 4(g) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(n)* Agreement to Issue Warrant dated as of June 15, 1998 between Regent Communications, Inc. and General Electric Capital Corporation (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(h) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(o)* Warrant for the Purchase of 80,000 Shares of Common Stock issued by Regent Communications, Inc. to River Cities Capital Fund Limited Partnership dated June 15, 1998 (previously filed as Exhibit 4(k) to the Form 10-Q for the Quarter Ended June 30, 1998, as amended, and incorporated herein by this reference)

10(p)* Credit Agreement dated as of November 14, 1997 among Regent Communications, Inc., the lenders listed therein, as Lenders, General Electric Capital Corporation, as Documentation Agent and Bank of Montreal, Chicago Branch, as Agent (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(j) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference)

10(q)* Revolving Note issued by Regent Communications, Inc. to Bank of Montreal, Chicago Branch dated November 14, 1997 in the principal amount of $20,000,000 (See Note 3 below) (previously filed as Exhibit 4(k) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference)

10(r)* Agreement to Issue Warrant dated as of March 25, 1998 between Regent Communications, Inc. and River Cities Capital Fund Limited Partnership (previously filed as Exhibit 4(1) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference)

10(s)* First Amendment to Credit Agreement dated as of February 16, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch as Agent (previously filed as Exhibit 4(w) to the Registrant's Form 8-K/A (date of report June 15,
                  1998) filed September 3, 1998 and incorporated herein by this reference)

10(t)* Second Amendment and Limited Waiver to Credit Agreement dated as of June 10, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as
                  Exhibit 4(x) to the Registrant's Form 8-K/A (date of report June 15, 1998) filed September 3, 1998 and incorporated herein by this reference)

10(u)* Third Amendment to Credit Agreement dated as of August 14, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as
                  Exhibit 4(y) to the Registrant's Form 10-Q for the Quarter Ended September 30, 1998, as amended, and incorporated herein by this reference)

10(v)* Stock Purchase Agreement dated January 11, 1999 between Regent Communications, Inc. and Blue Chip Capital II Limited Partnership relating to the purchase of 315,887 shares of Regent Communications, Inc. Series G Convertible Preferred Stock (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4u to Amendment No. 1 to the Registrant's Form S-1 10K for the year ended December 31, 1998 and incorporated herein by this reference)

10(w)* Stock Purchase Agreement dated January 11, 1999 between Regent Communications, Inc. and Terry S. Jacobs relating to the purchase of 50,000 shares of Regent Communications, Inc. Series G Convertible Preferred Stock (See Note 4) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(v) to the Registrant's Form S-1 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10(x)* Fourth Amendment, Limited Consent and Limited Waiver to Credit Agreement, First Amendment to Subsidiary Guaranty and First Amendment to Pledge and Security Agreement, dated as of October 16, 1998 among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as
                  Exhibit 4(w) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10(y)* Fifth Amendment to Credit Agreement, dated as of November 23, 1998, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as
                  Exhibit 4(x) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10(z)* Sixth Amendment and Limited Consent to Credit Agreement, dated as of February 24, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as
                  Exhibit 4(y) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

10(aa)* Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H convertible preferred stock (See
                  Note 5 below) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(aa) to the Registrant's Form 10-Q for the quarter ended June 30,1999 and incorporated herein by this reference)

10(bb)* Stock Purchase Agreement dated June 21, 1999, among Regent Communications, Inc., WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 4(bb) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

10(cc)* Seventh Amendment to Credit Agreement, dated as of June 30, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent(previously filed as Exhibit 4(cc) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

10(dd)* Eighth Amendment, Limited Consent and Limited Waiver to Credit Agreement, dated as of November 11, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as Exhibit 4(dd) to the Registrant's Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(ee)* Stock Purchase Agreement dated as of August 31, 1999 among Regent Communications, Inc., The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. relating to the purchase of 109,091 and 72,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock(excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(ee) to the Registrant's Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(ff)* First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., as trustee, Waller-Sutton Media Partners, L.P., WPG Corporate

                  Development Associates V, L.L.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(gg) to the Registrant's Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(gg)* Second Amendment to Registration Rights Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and The Prudential Insurance Company of America (previously filed as
                  Exhibit 4(hh) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

10(hh)* Third Amended and Restated Stockholders' Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, Joel
                  M. Fairman, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and the Prudential Insurance Company of America (previously filed as Exhibit 4(gg) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

10(ii)*            Stock Purchase Agreement dated as of November 24, 1999,
                  between Regent Communications, Inc. and Blue Chip Capital Fund III Limited Partnership (see Note 6 below) (previously filed as Exhibit (jj) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement filed December 29, 1999 and incorporated herein by this reference)


21                Subsidiaries of Registrant

27                Financial Data Schedule

-----------------
* Incorporated by reference.

NOTES:

1. Seven substantially identical notes were made by Regent Broadcasting, Inc. as follows:

                                                                                            Original
                           Holder                                                       Principal Amount
                           ------                                                       ----------------
                           General Electric Capital Corporation                                $22,000,000
                           Dresdner Bank AG, New York and Cayman
                              Islands Branches                                                 $22,000,000
                           Mercantile Bank National Association                                $16,000,000
                           U.S. Bank National Association                                      $10,000,000
                           Summit Bank                                                         $10,000,000
                           Michigan National Bank                                              $10,000,000
                           The CIT Group Equipment Financing, Inc.                             $10,000,000


2.                Six substantially identical warrants for the purchase of shares of Registrant's common stock were issued as follows:

                                                                                                    Shares
                                                                                                    ------
                           Waller-Sutton Media Partners, L.P.                                      650,000
                           WPG Corporate Development Associates V, L.L.C.                          112,580
                           WPG Corporate Development Associates (Overseas) V, L.P.                  17,420
                           General Electric Capital Corporation                                     50,000
                           River Cities Capital Fund Limited Partnership                            20,000
                           William H. Ingram                                                        10,000

3.                Two substantially identical notes were issued to Bank of Montreal, Chicago Branch, in the principal amounts of $15,000,000 and $20,000,000.

4. Two substantially identical stock purchase agreements were entered into for the purchase of Series G convertible preferred stock as follows:

                           Joel M. Fairman           3,319 shares
                           William L. Stakelin       3,200 shares

5. Two substantially identical stock purchase agreements were entered into for the purchase of Series H convertible preferred stock as follows:

                           Blue Chip Capital Fund II Limited Partnership        363,636 shares
                           PNC Bank, N.A., as trustee                           181,818 shares

6. Four substantially identical stock purchase agreements were entered into for the purchase of Series K convertible preferred stock as follows:

                           WPG Corporate Development Associates V, L.L.C. and
                              WPG Corporate Development Associates V (Overseas), L.P.              181,818 shares
                           PNC Bank, N.A., Custodian                                               181,818 shares
                           Mesirow Capital Partners VII1                                         1,818,181 shares
                           The Prudential Insurance Company of America                           1,000,000 shares