Form 10-K/A
period 1999-12-31
REGENT COMMUNICATIONS INC
filed 2000-04-04
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A
                               (Amendment No. 1)



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
          KTIP(FM)#                       Country                    A    25-54
          KOSS(FM)#                       Adult Contemporary         W    25-54
          KAVC(AM)#                       Religion                   A    35+

                                                                                                           Station
                                                Station               Primary        Station Cluster      Cluster
           Radio Market/                      Programming           Demographic      Rank by Market     12+ Audience
        Station Call Letters    MSA Rank         Format               Target          Revenue Share        Share
        --------------------    --------  ------------------       -------------     ---------------    ------------

      Redding, CA.................. 218                                                      1                40.6
          KSHA(FM)                        Soft Adult Contemporary    W    25-54
          KNNN(FM)                        Current Hit Radio          A    18-34
          KRDG(FM)                        Oldies                     A    35-54
          KRRX(FM)                        Rock                       M    18-49
          KNRO(AM)                        Classic Country            M    35+
          KQMS(AM)                        News/Talk/Sports           A    35+


      St. Cloud, MN................ 216                                                      1                29.2
          KMXK(FM)                        Adult Contemporary         W    25-54
          WWJO(FM)                        Country                    A    25-54
          WJON(AM)                        News/Talk                  A    35+


      Utica-Rome, NY............... 150                                                      1                39.2
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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Regent Communications, Inc. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  REGENT COMMUNICATIONS, INC.



Date: April 4, 2000           By: /s/ Anthony A. Vasconcellos
                                  ------------------------------------
                                  Anthony A. Vasconcellos, Vice President and
                                  Chief Financial Officer

                                  EXHIBIT INDEX


         The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this amended Annual Report on Form 10-K:


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

2(b)* Asset Purchase Agreement dated as of March 4, 1999 by and among Mag Mile Media, L.L.C., Regent Broadcasting of Kingman, Inc. and Regent Licensee of Kingman, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(b) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

2(c)* Asset Purchase Agreement dated as of May 18, 1999 by and among Media One Group-Erie, Ltd., Cisco LLC, James T. Embrescia, Thomas J. Embrescia, Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(a) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

2(d)* Asset Purchase Agreement dated as of July 29, 1999 by and among Forever of NY, Inc., Forever of NY, LLC, Forever Broadcasting, LLC, and Regent Broadcasting of Utica/Rome, Inc., Regent Licensee of Utica/Rome, Inc., Regent Broadcasting of Watertown, Inc., Regent Licensee of Watertown, Inc. and Regent Communications, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

2(e)* Asset Purchase Agreement dated as of September 13, 1999 by and among New Wave Broadcasting, L.P., Regent Broadcasting of El Paso, Inc. and Regent Licensee of El Paso, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(b) to the Registrant's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

2(f)* Agreement of Merger dated as of December 5, 1997 by and among Faircom, Inc., Regent Merger Corp., Regent Communications, Inc., Blue Chip Capital Fund II Limited Partnership and Miami Valley Venture Fund L.P. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(a) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference)


2(g)# Asset Exchange Agreement dated as of March 12, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc.

2(h)# Agreement of Merger dated March 29, 2000 by and among Regent Communications, Inc., Regent Broadcasting, Inc., KZAP, Inc. and Rob Cheal

2(i)# Asset Purchase Agreement dated March 29, 2000 by and between Yavapai Broadcasting Corporation, Regent Broadcasting of Flagstaff, Inc. and Regent Licensee of Flagstaff, Inc.


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

4(d)* Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(e)* Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(f)* Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)


10(a)# Escrow Agreement dated as of March 12, 2000 by and among Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc., Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership and Bank of America

10(b)# Letter agreement dated March 12, 2000 from Clear Channel Communications, Inc. addressed to Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc.

10(c)# Liquidated Damages Agreement made as of March 12, 2000 by Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc. for the benefit of Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company and Capstar TX Limited Partnership


10(d)* Regent Communications, Inc. Faircom Conversion Stock Option Plan (previously filed as Exhibit 10(f) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(e)* Regent Communications, Inc. 1998 Management Stock Option Plan (previously filed as Exhibit 10(g) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(f)* Employment Agreement between Regent Communications, Inc. and Terry S. Jacobs (previously filed as Exhibit 10(h) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(g)* Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10(i) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(h)* Employment Agreement between Regent Communications, Inc. and Joel M. Fairman (previously filed as Exhibit 10(j) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(i)* Lease Agreement dated January 17, 1994 between CPX-- RiverCenter Development Corporation and Regent Communications, Inc. (previously filed as Exhibit 10(z) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(j)* Stock Purchase Agreement dated June 15, 1998 among Regent Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(k)* Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(l)* Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 2 below) (previously filed as Exhibit 4(f) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(m)* Warrant for the Purchase of 50,000 Shares of Common Stock issued by Regent Communications, Inc. to General Electric Capital Corporation dated June 15, 1998 (previously filed as
                  Exhibit 4(g) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

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

10(aa)* Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H convertible preferred stock (See
                  Note 5 below) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(aa) to the Registrant's Form 10-Q for the quarter ended June 30,1999 and incorporated herein by this reference)

10(bb)* Stock Purchase Agreement dated June 21, 1999, among Regent Communications, Inc., WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 4(bb) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

10(cc)* Seventh Amendment to Credit Agreement, dated as of June 30, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent(previously filed as Exhibit 4(cc) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

10(dd)* Eighth Amendment, Limited Consent and Limited Waiver to Credit Agreement, dated as of November 11, 1999, among Regent Communications, Inc., the financial institutions listed therein, as lenders, General Electric Capital Corporation, as Documentation Agent, and Bank of Montreal, Chicago Branch, as Agent (previously filed as Exhibit 4(dd) to the Registrant's Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(ee)* Stock Purchase Agreement dated as of August 31, 1999 among Regent Communications, Inc., The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. relating to the purchase of 109,091 and 72,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock(excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(ee) to the Registrant's Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(ff)* First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., as trustee, Waller-Sutton Media Partners, L.P., WPG Corporate

                  Development Associates V, L.L.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(gg) to the Registrant's Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(gg)* Second Amendment to Registration Rights Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and The Prudential Insurance Company of America (previously filed as
                  Exhibit 4(hh) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

10(hh)* Third Amended and Restated Stockholders' Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, Joel
                  M. Fairman, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and the Prudential Insurance Company of America (previously filed as Exhibit 4(gg) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

10(ii)*            Stock Purchase Agreement dated as of November 24, 1999,
                  between Regent Communications, Inc. and Blue Chip Capital Fund III Limited Partnership (see Note 6 below) (previously filed as Exhibit (jj) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement filed December 29, 1999 and incorporated herein by this reference)



21#               Subsidiaries of Registrant

27#               Financial Data Schedule


-----------------
* Incorporated by reference.


# This exhibit was previously filed as an exhibit to the Registrant's Form 10-K for the year ended December 31, 1999 as initially filed and is incorporated by this reference into this amended report.


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