Form 10-Q
period 2000-03-31
REGENT COMMUNICATIONS INC
filed 2000-05-12
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                         COMMISSION FILE NUMBER 0-15392

                           REGENT COMMUNICATIONS, INC.

             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                               31-1492857
        -------------------------------               -------------------
        (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)               Identification No.)


                          50 EAST RIVERCENTER BOULEVARD
                                    SUITE 180
                            COVINGTON, KENTUCKY 41011
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (606) 292-0030
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


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

         Common Stock, $.01 par value - 34,615,839 shares outstanding as of May 5, 2000

                           REGENT COMMUNICATIONS, INC.


                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX

PART I   FINANCIAL INFORMATION                                                              Page
                                                                                           Number
                                                                                           ------
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations
                           for the three months ended March 31, 2000
                           (unaudited) and March 31, 1999 (unaudited) .......................3

                  Condensed Consolidated Balance Sheets as of
                           March 31, 2000 (unaudited) and December 31, 1999 .................4

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000 (unaudited)
                           and March 31, 1999 (unaudited)....................................5

                  Notes to Condensed Consolidated Financial Statements (unaudited) ..........6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations .......................................10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk................13

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings.........................................................14

         Item 2.  Changes in Securities and Use of Proceeds.................................14

         Item 6.  Exhibits and Reports on Form 8-K .........................................14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended
                                                                    March 31,
                                                        --------------------------------
                                                            2000                1999
                                                            ----                ----
Gross broadcast revenues                                $  8,096,821         $ 4,825,924
Less agency commissions                                     (619,752)           (305,934)
                                                        ------------         -----------
  Net broadcast revenues                                   7,477,069           4,519,990

Station operating expenses                                 5,672,899           3,788,465
Depreciation and amortization                              1,505,514             771,709
Corporate general and
  administrative expenses                                    985,829             615,021
                                                        ------------         -----------
  Operating loss                                            (687,173)           (655,205)

Interest expense                                           2,236,353             874,225
Other income, net                                            248,606              94,895
                                                        ------------         -----------
Loss before income taxes and extraordinary items          (2,674,920)         (1,434,535)
Income tax expense                                                --                  --
                                                        ------------         -----------
Loss before extraordinary item                            (2,674,920)         (1,434,535)
Extraordinary loss on extinguishment of debt,
  net of taxes                                            (1,114,124)                 --
                                                        ------------         -----------

Net loss                                                ($ 3,789,044)        ($1,434,535)
                                                        ============         ===========


Loss applicable to common shares:
 Net loss                                               ($ 3,789,044)        ($1,434,535)
 Preferred stock dividend requirements                      (628,568)         (1,000,060)
 Preferred stock accretion                               (26,611,258)                 --
                                                        ------------         -----------
 Loss applicable to common shares                       ($31,028,870)        ($2,434,595)
                                                         ===========          ==========

Basic and diluted loss per common share:
 Loss before extraordinary items                              ($1.24)            ($10.14)
 Extraordinary items                                            (.05)                 --
                                                        ------------         -----------
  Net loss per common share                                   ($1.29)            ($10.14)
                                                        ============         ===========
Weighted average number of common
 Loss shares used in basic and diluted
 calculations                                             24,099,931             240,000


              The accompanying notes are an integral part of these
                             financial statements.

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             March 31, 2000     December 31, 1999
                                                                                             --------------     ----------------
                                                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                    $ 34,786,773       $  3,410,410
  Accounts receivable, less allowance for doubtful accounts of $259,000
     in 2000 and $231,000 in 1999                                                                 5,414,942          4,681,802
  Other current assets                                                                              390,456            236,996
  Assets held for sale                                                                            2,000,000          2,000,000
                                                                                               ------------       ------------
Total current assets                                                                             42,592,171         10,329,208

Property and equipment, net                                                                      17,639,186         12,373,274
Intangible assets, net                                                                          120,676,121         58,869,287
Escrow deposit on station acquisitions                                                            5,000,000                 --
Other assets, net                                                                                 1,909,289          2,155,386
                                                                                               ------------       ------------
Total assets                                                                                   $187,816,767       $ 83,727,155
                                                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                                                              $  1,766,771       $  1,061,757
 Accrued expenses                                                                                 1,701,140          1,879,135
 Interest payable                                                                                     7,890            111,194
 Current portion of long-term debt                                                                   61,250             62,500
                                                                                               ------------       ------------
Total current liabilities                                                                         3,537,051          3,114,586
                                                                                               ------------       ------------

Long-term debt, less current portion                                                                555,000         25,331,307
Warrants and other long-term liabilities                                                             87,773          3,825,225
                                                                                               ------------       ------------
                Total liabilities                                                                 4,179,824         32,271,118

Redeemable preferred stock:
  Series A convertible preferred stock, $5.00 stated value,
     620,000 shares authorized; -0- and 620,000 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively                                               --          4,580,109
  Series B senior convertible preferred stock, $5.00 stated value,
     1,000,000 shares authorized; -0- and 1,000,000 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively                                               --          7,322,054
  Series C convertible preferred stock, $5.00 stated value,
     -0- and 400,640 shares issued and outstanding at March 31, 2000
     and December 31, 1999, respectively                                                                 --            670,318
  Series D convertible preferred stock, $5.00 stated value,
     1,000,000 shares authorized; -0- and 1,000,000 issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively                                               --          7,081,441
 Series F convertible preferred stock, $5.00 stated value,
     4,100,000 shares authorized; -0- and 4,100,000 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively                                               --         29,202,566
 Series G convertible preferred stock, $5.00 stated value,
     1,800,000 shares authorized; -0- and 372,406 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively                                               --          2,608,446
  Series H convertible preferred stock, $5.50 stated value,
     2,200,000 shares authorized; -0- and 2,181,817 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively                                               --         14,658,805
  Series K convertible preferred stock, $5.50 stated value,
     4,100,000 shares authorized; -0- and 3,545,453 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively                                               --         23,141,613
                                                                                               ------------       ------------

Total redeemable preferred stock                                                                         --         89,265,352

Stockholders' equity (deficit):

Preferred stock:
  Series C convertible preferred stock, $5.00 stated value, 4,000,000 shares authorized;
     -0- and 3,382,980 shares issued and outstanding at March 31, 2000 and December 31,
     1999, respectively                                                                                  --          1,445,126
  Series E convertible preferred stock, $5.00 stated value, 5,000,000 shares authorized;
     -0- and 447,842 shares issued and outstanding at March 31, 2000 and December 31,
     1999, respectively                                                                                  --          2,239,210
Common stock, $.01 par value, 60,000,000 shares authorized;
     34,890,991 and 240,000 shares issued at March 31, 2000 and December 31, 1999,
     respectively (Note 3)                                                                          348,910              2,400
Treasury shares (275,152 and -0- shares at cost at March 31, 2000 and December 31, 1999,
     respectively)                                                                               (1,513,336)                --
Additional paid-in capital                                                                      256,661,338                 --
Retained deficit                                                                                (71,859,969)       (41,496,051)
                                                                                               ------------       ------------
Total stockholders' equity (deficit)                                                            183,636,943        (37,809,315)
                                                                                               ------------       ------------
Total liabilities and stockholders' equity (deficit)                                           $187,816,767       $ 83,727,155
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

                           REGENT COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                    2000                1999
                                                    ----                ----
Cash flows from operating activities:
  Net cash used in operating activities              (39,461)         1,258,535)

Cash flows from investing activities:
  Acquisitions of radio stations, net of
   cash acquired                                 (67,666,683)          (104,035)
  Proceeds from insurance on fire claim               97,897                 --
  Capital expenditures                              (196,911)          (416,613)
  Escrow deposit for acquisition of
   radio stations                                 (5,000,000)                --
                                                ------------         ----------
     Net cash used in investing
      activities                                 (72,765,697)          (520,648)

Cash flows from financing activities:
  Proceeds from issuance of common
    and convertible preferred stocks             156,900,000          5,030,290
  Payment on buyback of Treasury Shares           (1,513,336)                --
  Payment of preferred stock dividends            (7,296,324)                --
  Redemption of Series B convertible
   preferred stock including dividends            (5,856,575)                --
  Principal payments on long-term debt           (24,777,557)          (931,250)
  Payments for deferred financing costs           (1,843,352)          (274,304)
  Payment of issuance costs                      (11,431,335)           (39,132)
                                                ------------         ----------
Net cash provided by financing activities        104,181,521          3,785,604
                                                ------------         ----------
Net increase in cash and cash equivalents         31,376,363          2,006,421
Cash and cash equivalents at beginning of
  period                                           3,410,410            478,545
                                                ------------         ----------
Cash and cash equivalents at end of period      $ 34,786,773         $2,484,966
                                                ============         ==========

Supplemental schedule of non-cash financing
  and investing activities:
  Common stock issued in conjunction with the
   acquisition of stations in Utica-Rome and
   Watertown, New York                          $    850,000                 --

Supplemental disclosure of cash flow
  information:
   Cash paid for interest                       $    771,567         $  753,678


              The accompanying notes are an integral part of these
                             financial statements.

                           REGENT COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         Regent Communications, Inc. (including its wholly-owned subsidiaries, "Regent") was formed to acquire, own and operate radio stations in medium-sized and small markets in the United States.

         The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of normal and recurring nature except for those outlined in Notes 2, 3, 4 and 5. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 1999 condensed balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Regent's Form 10-K/A for the year ended December 31, 1999.

2.       CONSUMMATED AND PENDING ACQUISITIONS AND DISPOSITIONS

         On March 1, 1999, Regent sold the FCC licenses and related assets used in the operations of WSSP (FM) in Charleston, South Carolina for approximately $1,600,000 in cash.

         On May 6, 1999, Regent consummated the acquisition of the FCC licenses and related assets used in the operations of WJON(AM), WWJO(FM) and KMXK(FM) in St. Cloud, Minnesota for approximately $12,700,000 in cash. The purchase was financed by the issuance of $5,082,000 of Series F convertible preferred stock and borrowings under Regent's senior reducing credit facility. Approximately $9,093,000 of the purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 40-year period, and the remaining $3,607,000 was allocated to property and equipment.

         On August 1, 1999, Regent sold the FCC licenses and related assets used in the operations of KCBQ(AM) in San Diego, California for approximately $6,000,000 in cash.

         On September 1, 1999, Regent purchased the FCC licenses and related assets used in the operations of radio stations WXKC(FM), WRIE(AM) and WXTA(FM) in the Erie, Pennsylvania market for approximately $13,500,000 in cash. The purchase was financed by approximately $6,300,000 in proceeds from the issuance of Series H convertible preferred stock and borrowings under Regent's senior reducing credit facility. Approximately $12,400,000 of the purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 40-year period. The remaining $1,100,000 was allocated to property and equipment and to a non-compete agreement.

         On October 15, 1999, Regent consummated the sale of the FCC licenses and related assets of KZGL(FM), KVNA(FM) and KVNA(AM) in Kingman, Arizona for approximately $5,400,000 in cash.

         On November 5, 1999, Regent sold the FCC licenses and related assets of KRLT(FM) and KOWL(AM) in South Lake Tahoe, California for approximately $1,250,000 in cash.

        On December 1, 1999, Regent began operating radio station KZAP(FM) in Chico, California under a time brokerage agreement. On March 29, 2000, Regent entered into a merger agreement to acquire the stock of KZAP, Inc., owner of KZAP(FM), in exchange for 233,333 shares of Regent's common stock. Regent anticipates closing this purchase during the second quarter of 2000 following receipt of FCC approval.

         On January 28, 2000, Regent purchased the FCC licenses and related assets used in the operations of radio stations WODZ(FM), WLZW(FM), WFRG(FM), WIBX(AM) and WRUN(AM) in Utica-Rome, New York and WCIZ(FM), WFRY(FM), WTNY(AM) and WUZZ(AM) in Watertown, New York for approximately $43,825,000 in cash and 100,000 shares of Regent's common stock. Approximately $40,800,000 of the total purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 20-year period. The remaining $3,875,000 was allocated to property and equipment.

         On February 1, 2000, Regent purchased the FCC licenses and related assets used in the operations of radio stations KLAQ(FM), KSII(FM) and KROD(AM) in El Paso, Texas for approximately $23,500,000 in cash. Approximately $21,750,000 of the purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 20-year period. The remaining $1,750,000 of the purchase price was allocated to property and equipment.

         The results of operations of the acquired businesses are included in Regent's financial statements since their respective dates of acquisition.

         The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of the stations acquired in 1999 and 2000 and the operations of the South Lake Tahoe and Kingman stations disposed of in the fourth quarter of 1999, as though the acquisition and disposition of these operations had occurred at the beginning of each of the periods presented. Regent's 1999 dispositions of WSSP(FM) and KCBQ(AM) are not material to the results of Regent.

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                 2000                1999
                                                                 ----                ----
                                                                       (unaudited)
Net broadcast revenues                                       $ 8,457,000          $8,193,000

Loss before extraordinary items                               (2,735,000)         (1,703,000)

Net loss                                                      (3,849,000)         (1,703,000)

Net loss per common share before extraordinary items:
                Basic and diluted                            $     (1.13)         $     (.33)

Net loss per common share:
                Basic and diluted                            $     (1.18)         $     (.33)

         These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the three-month periods.

         On March 12, 2000, Regent entered into an agreement with Clear Channel Broadcasting, Inc., Capstar Radio Operating Company, and affiliates to exchange Regent's 11 stations serving the Mansfield, Ohio (2 FM/1 AM), Victorville, California (3 FM/2 AM) and Palmdale, California (2 FM/1 AM) markets plus $67,000,000 in cash for nine stations serving the Grand Rapids, Michigan (3 FM) and Albany, New York (4 FM/2 AM) markets. Regent made an escrow deposit in the amount of $5,000,000 and agreed to pay liquidated damages in the amount of $28,000,000 if Regent fails to perform its obligations under the agreement. Regent anticipates closing this transaction during the third quarter of 2000 following regulatory approvals and the satisfaction of other conditions.

         On March 29, 2000, Regent entered into an agreement with Yavapai Broadcasting Corporation to sell substantially all the assets used in the operations of radio stations KZGL(FM), KVNA(AM) and KVNA(FM) in Flagstaff, Arizona for a cash sale price of $2,000,000. Regent anticipates closing the disposition in the second quarter of 2000 following receipt of FCC approval.

3.       INITIAL PUBLIC OFFERING OF COMMON STOCK

         On January 28, 2000, Regent consummated an initial public offering of 16,000,000 shares of its common stock at an initial offering price of $8.50 per share. On February 7, 2000, the underwriters purchased an additional 2,400,000 shares of Regent's common stock upon exercise of their over-allotment option. Regent received total proceeds from completion of the offering, net of underwriter discounts, commissions and estimated expenses related to the offering, of $143,836,000. Of these proceeds, Regent used $67,325,000 to fund the acquisitions of stations in Utica-Rome, New York and Watertown, New York and in El Paso, Texas; $27,052,000 to pay in full the amounts borrowed, including accrued interest and related fees, under its prior bank credit facility and fees related to the new bank credit facility; $7,296,000 to pay or reserve for payment accumulated, unpaid dividends on all series of convertible preferred stock converted into common stock; $5,857,000 to redeem all outstanding shares of its Series B convertible preferred stock, including accumulated unpaid dividends; and $1,513,000 to repurchase shares of its common stock from an affiliate of one of the underwriters in order to comply with rules of the National Association of Securities Dealers, Inc. Regent intends to use the balance of the proceeds for working capital needs and future acquisitions.

         In conjunction with the initial public offering of common stock, Regent redeemed 1,000,000 shares of its Series B convertible preferred stock, which constituted all outstanding shares of that series, for a redemption price of $5,857,000, being the original price paid for those shares of $5.00 per share plus accumulated, unpaid dividends on those shares. In addition, Regent required the conversion into common stock on a one-for-one basis of 15,775,839 shares of convertible preferred stock in accordance with the terms of the preferred stock. These shares represented the balance of Regent's outstanding shares of convertible preferred stock. Regent paid or has set aside for payment accumulated, unpaid dividends on those shares in the total amount of $7,296,000.

         Also in conjunction with the initial public offering, "put" rights associated with common stock purchase warrants issued in connection with the issuance of Regent's Series B and Series F convertible preferred stock were terminated. These warrants, entitling the holders to purchase a total of 910,000 shares of Regent's common stock at $5.00 per share, remain outstanding. Regent had previously classified these warrants as long-term liabilities due to the associated "put" rights. The warrant liabilities as of December 31, 1999 were reclassified to additional paid in capital as of January 28, 2000. Also, from January 1, 2000 to January 28, 2000, approximately $1,500,000 was charged to interest expense to account for an increase in the fair value of these warrants.

         Regent adjusted the carrying values of Series A, Series C, Series D, Series F, Series G, Series H, and Series K to fair value through January 28, 2000. This adjustment was recognized as a charge to retained deficit (since there was no additional paid in capital) resulting in an adjustment to loss from continuing operations attributable to common stockholders.

4.       LONG-TERM DEBT

         On January 27, 2000, Regent Broadcasting, Inc., a wholly-owned subsidiary of Regent Communications, Inc., as the borrower, entered into a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125,000,000 (including a commitment to issue letters of credit of up to $25,000,000 in aggregate face amount, subject to the maximum revolving commitment available) and an additional revolving loan facility with a maximum aggregate amount of $50,000,000 available, subject to the terms of the credit agreement, which converts, after two years, to a term loan maturing December 31, 2006. Regent incurred $1,956,000 in financing costs related to this credit agreement, which are being amortized over the life of the agreement. This revolving credit facility is available for working capital and acquisitions, including related acquisition expenses. There were no borrowings outstanding at March 31, 2000.

         On January 28, 2000, Regent paid off the outstanding debt, accrued interest and related fees totaling approximately $25,096,000 to the Bank of Montreal. The pay-off was completed using proceeds from an initial public offering of Regent's common stock, which was completed on January 28, 2000. This final paydown resulted in an extraordinary loss of approximately $1,114,000, net of income tax, from the write-off of deferred financing costs.

5.       CAPITAL STOCK

         On January 28, 2000, Regent issued 100,000 shares of its common stock to principals of the sellers in conjunction with the acquisition of stations in the Utica-Rome and Watertown, New York markets.

         On March 20, 2000, Regent received $500,000 in cash and issued 100,000 shares of its common stock to CFE, Inc. upon the exercise of outstanding warrants issued in 1998 in connection with the issuance of Series B and F convertible preferred stock to its affiliate, General Electric Capital Corporation.

6.       EARNINGS PER SHARE

         Regent has adopted the provisions of SFAS 128, "Earnings Per Share." SFAS 128 calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The effects of the assumed exercise of outstanding options to purchase 1,840,498 of common stock and warrants to purchase 810,000 shares of common stock would not be dilutive for all periods presented. Therefore, basic EPS and diluted EPS are the same for all periods presented.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Regent may employ financial instruments to manage its exposure to fluctuations in interest rates. Regent does not hold or issue such financial instruments for trading purposes. Regent will adopt SFAS 133, as required in the year 2001, and does not expect the impact of adoption to be material.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which is effective for the second quarter of 2000. In SAB 101, the SEC staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to Regent. Regent has begun to evaluate SAB 101 and does not expect the impact of adoption to be material.

          In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Including Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 provides guidance for certain issues that arose in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." Regent will adopt FIN 44, as required in the third quarter of 2000, and does not expect the impact of adoption to be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         A comparison of the three months ended March 31, 2000 versus March 31, 1999 follows:

         Our results from operations for the first three months of 2000 showed significant increases over the same period of 1999, primarily due to the recent acquisitions of stations in St. Cloud, Minnesota; Erie, Pennsylvania; Utica-Rome, New York; Watertown, New York; and El Paso, Texas.

         Net broadcast revenues increased by 65% from $4,520,000 to $7,477,000, station operating expenses increased 50% from $3,788,000 to $5,673,000, and depreciation and amortization increased 95% from $772,000 to $1,506,000. We experienced a 60% increase from $615,000 to $986,000 in corporate general and administrative expenses in 2000 compared to 1999 as a result of increasing the corporate infrastructure to support a larger company. Interest expense increased 156% from $874,000 to $2,236,000 as a result of a $1,494,000 increase in warrant liability which was adjusted to fair value as of January 28, 2000. Upon completion of the offering, this entire liability was reclassified to additional paid in capital.

         In the first quarter of 2000, we recognized an extraordinary charge of $1,114,000 related to the write-off of deferred financing fees.

         Loss per common share for the first quarter of 2000 was $1.29. The loss was primarily the result of preferred stock dividends and preferred stock and warrant accretion from January 1, 2000 through completion of our common stock offering on January 28, 2000. In addition, the write-off of deferred financing costs had a lesser but significant impact on the quarter's loss per share. When computed excluding these unusual items, loss per common share for the first quarter of 2000 was $0.04. Comparison of loss per common share for the first quarter of 2000 to that of the comparable 1999 quarter is not meaningful, as there were only 240,000 common shares outstanding at March 31, 1999.

         The performance of a radio station group, such as ours, is customarily measured by its ability to generate broadcast cash flow. The term "broadcast cash flow" means operating income (loss) before depreciation and amortization and corporate general and administrative expenses, excluding barter activity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. During the first quarter of 2000 in comparison to the same period of 1999, our broadcast cash flow increased by 141% from $705,000 to $1,696,000.

         While acquisitions have affected the comparability of our 2000 operating results to those of 1999, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of any markets held for sale. This group of comparable markets is currently represented by six markets and 24 stations. In these comparable markets, for the three months ended March 31, 2000 as compared to the same period in 1999, our net broadcast revenues, excluding barter revenues, increased 8.0% and broadcast cash flow increased by 11.2%.

LIQUIDITY AND CAPITAL RESOURCES

         In the three months ended March 31, 2000, we used net cash in operations of $39,000 compared with $1,259,000 for 1999. The primary reason for this difference was the payoff in the first quarter of 1999 of approximately $1,200,000 of professional fees related to our acquisitions completed in June 1998. For the three months ended March 31, 2000, proceeds from the issuance of common stock provided all the funds necessary to pay off outstanding long-term debt, redeem our Series B convertible preferred stock, pay all accrued unpaid preferred dividends, fund the acquisitions of stations in El Paso, Texas and Utica-Rome and Watertown, New York, and meet requirements for ongoing operating activities and capital expenditures. As a result, we experienced a net increase in cash for the first quarter of 2000 of $31,376,000 as compared to an increase of $2,006,000 for the same period in 1999.

         Our borrowings had been made under our former bank credit facility, which provided for a senior reducing revolving credit facility with an original commitment of up to $55,000,000 expiring March 31, 2005 (the commitment was $32,425,000 at December 31, 1999). This facility permitted the borrowing of available credit for working capital and acquisitions, including related acquisition expenses. In addition, subject to available credit, we could request from time to time that our lenders issue letters of credit on the same terms as the credit facility. On January 28, 2000, the outstanding balance, including accrued interest and related fees, totaling approximately $25,096,000 was paid and the credit facility was terminated. In conjunction with the termination of the credit facility, approximately $1,114,000 of deferred financing fees relating to this credit facility were written off in the first fiscal quarter of 2000.

         On January 27, 2000 we entered into a new $125,000,000 senior secured seven-year reducing revolving bank credit facility. This facility also provides for an additional $50,000,000 on substantially the same terms to fund future acquisitions, which would be available for 24 months and thereafter would convert to a term loan maturing December 31, 2006. This new bank credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund pending and permitted future acquisitions. The new facility permits us to request from time to time that the lenders issue letters of credit in an amount up to $25,000,000 in accordance with the same lending provisions. The commitment, and our maximum borrowings, will reduce over five years beginning in 2002 as follows:

              December 31,                              Commitment Amount

              2001.........................................$125,000,000
              2002..........................................106,250,000
              2003...........................................87,500,000
              2004...........................................62,500,000
              2005...........................................37,500,000
              2006....................................................0

The $25,000,000 letter of credit sub-limit also reduces proportionately but not below $15,000,000. Mandatory prepayments and commitment reductions will also be required from certain asset sales, subordinated debt proceeds, excess cash flow amounts and sales of equity securities.

         Under the new bank credit facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or
(b) the reserve-adjusted Eurodollar Rate plus the applicable margin. We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. Our indebtedness under this credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries' stock and is guaranteed by these subsidiaries.

         On January 28, 2000, we closed on an offering of 16,000,000 shares of our common stock. On February 7, 2000 the underwriters exercised their overallotment of an additional 2,400,000 shares. All shares were sold at $8.50 per share, resulting in gross proceeds of $156,400,000. Net proceeds were approximately $143,836,000. Approximately $27,052,000 of the proceeds were used to repay all borrowings, accrued interest and related fees under our former bank credit facility along with the fees associated with entering into the new bank credit facility. Approximately $67,325,000 of the proceeds were used to fund our acquisitions in Utica-Rome and Watertown, New York, which closed on January 28, 2000, and our acquisition in El Paso, Texas, which closed on February 1, 2000. Approximately $5,900,000 of the proceeds were used to redeem our Series B convertible preferred stock and pay accrued dividends. Approximately $7,300,000 were used to pay accrued dividends on all other series of convertible preferred stock, and those shares were converted to common stock on a one-for-one basis. Finally, approximately $1,500,000 were used to repurchase 275,152 shares of common stock from an affiliate of one of the underwriters in order to comply with the NASD's rules. These expenditures have left us with proceeds remaining from the offering of approximately $35,000,000, with virtually no debt.

         We currently have pending an acquisition of substantially all of the assets of four FM and two AM radio stations in Albany, New York and three FM radio stations in Grand Rapids, Michigan, in exchange for substantially all of the assets of our stations in Victorville, California; Palmdale, California; and Mansfield, Ohio; plus the payment by us of $67,000,000 in cash. The completion of this transaction is subject to the satisfaction of various conditions, including the completion of the pending merger of Clear Channel Communications, Inc. and AMFM, Inc., as well as approval from regulatory agencies, including the Federal Communications Commission, Federal Trade Commission, Department of Justice and state antitrust enforcement agencies. It is anticipated this transaction will be completed during the third quarter of 2000. The owner of competing stations in the Palmdale, California market, however, has filed an objection with the FCC asserting that the proposed transfer of our Palmdale stations raises material issues of fact as to whether the transaction is anticompetitive. This objection could delay action on the FCC application pending the FCC's analysis of ownership concentration in Palmdale or result in a modification of the transaction, possibly involving the payment of additional cash by us. Clear Channel management has advised us, however, that it intends to contest, and believes it will be successful against, the competitor's objection. In any event, the cash purchase price obligation to be paid by us in this transaction will be funded from the remaining net proceeds from our offering and by borrowings available to us under our credit facility.

         We also expect over the next nine months to incur up to $2,600,000 of capital expenditures to upgrade our equipment and facilities, primarily at stations recently acquired or those in the process of being acquired, in order to remain competitive and to create cost savings over the long term. These are expected to include upgrades necessary to return two of the stations recently acquired, which are operating under special temporary authorities, to licensed operations. We expect to have sufficient cash from operations to fund these anticipated capital expenditures in 2000.

MARKET RISK

         During the first quarter of 2000, we were exposed to the impact of interest rate changes because of borrowings under our former bank credit facility. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives and to comply with the requirements of our credit facility. We have not entered into interest rate transactions for trading purposes.

         To satisfy the requirements imposed under the terms of our former credit facility, we entered into a two-year collar agreement with the Bank of Montreal effective August 17, 1998 for a notional amount of $34.4 million to mitigate the risk of interest rates increasing under this facility. On February 9, 2000 we terminated the collar agreement due to the fact that we no longer had any borrowings outstanding under a credit facility. In the event that we have any material borrowing under our new credit agreement at the same time in the future we would consider entering into a new collar agreement.

YEAR 2000 COMPUTER SYSTEM COMPLIANCE

         As of May 12, 2000, we have experienced no material disruptions in our business processes or operations related to the Year 2000 issue. To our knowledge, none of our material suppliers or key business partners has suffered material problems related to Year 2000 compliance that we believe would be likely to materially adversely affect our business. Despite the fact that we have not been adversely affected in any material respect by Year 2000 problems to date, we cannot be sure that we will not experience unexpected costs or be exposed to unexpected threats to our operations or assets from Year 2000 issues in the future. The impact of these uncertainties on our results of operations, liquidity and financial condition is not determinable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Regent may employ financial instruments to manage its exposure to fluctuations in interest rates. Regent does not hold or issue such financial instruments for trading purposes. Regent will adopt SFAS 133, as required in the year 2001, and does not expect the impact of adoption to be material.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which is effective for the second quarter of 2000. In SAB 101, the SEC staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to Regent. Regent has begun to evaluate SAB 101 and does not expect the impact of adoption to be material.

          In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Including Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 provides guidance for certain issues that arose in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." Regent will adopt FIN 44, as required in the third quarter of 2000, and does not expect the impact of adoption to be material.


CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

         This Form 10-Q includes certain forward-looking statements with respect to our company that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations. They use words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "project" and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, and changes in the regulatory climate affecting radio broadcast companies. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect to those or any other forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by this Item 3 is set forth under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the subheading "Market Risk" and is incorporated under this
Item 3 by this reference.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We currently and from time to time are involved in litigation incidental to the conduct of our business. In the opinion of our management, we are not a party to any lawsuit or legal proceeding which is likely to have a material adverse effect on our business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Effective January 28, 2000, we issued 100,000 shares of common stock and paid $43.8 million in cash as consideration for the purchase from Forever of NY, Inc., Forever of NY, LLC and Forever Broadcasting, LLC of the FCC licenses and related operating assets of radio stations WODZ(FM), WLZW(FM), WFRG(FM), WIBX(AM) and WRUN(AM) licensed to Utica-Rome, New York and WCIZ(FM), WFRY(FM), WTNY(AM) and WUZZ(AM) licensed to Watertown, New York. We issued the shares of common stock in the names of the principals of the sellers.

         On March 20, 2000, we issued 100,000 shares of common stock to CFE, Inc. upon exercise of common stock purchase warrants held by its affiliate, General Electric Capital Corporation, at the stated exercise price of $5.00 per share.

         The foregoing issuances of securities were private transactions, based on exemptions from registration under the Securities Act of 1933, as amended, claimed pursuant to Section 4(2) of that Act and the rules and regulations promulgated thereunder.

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

         (b)      Reports on Form 8-K

                  On February 10, 2000, we filed a Current Report on Form 8-K dated January 27, 2000 reporting our acquisition of stations in Utica-Rome, New York; Watertown, New York; and El Paso, Texas. We also reported the entering into of our new credit facility which occurred on January 27, 2000 and our initial public offering of common stock and the related conversion and redemption of all of our outstanding convertible preferred stock which were completed on January 28, 2000.

         We filed no other Forms 8-K during the first quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  REGENT COMMUNICATIONS, INC.



Date: May 12, 2000                By: /s/ TERRY S. JACOBS
                                      --------------------------------------
                                      Terry S. Jacobs, Chairman of the Board
                                      and Chief Executive Officer



Date: May 12, 2000                By: /s/ ANTHONY A. VASCONCELLOS
                                      --------------------------------------
                                      Anthony A. Vasconcellos,
                                      Chief Financial Officer
                                      and Vice President
                                      (Chief Accounting Officer)

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

2(b)* Asset Purchase Agreement dated as of March 4, 1999 by and among Mag Mile Media, L.L.C., Regent Broadcasting of Kingman, Inc. and Regent Licensee of Kingman, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(b) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

2(c)* Asset Purchase Agreement dated as of May 18, 1999 by and among Media One Group-Erie, Ltd., Cisco LLC, James T. Embrescia, Thomas J. Embrescia, Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(a) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

2(d)* Asset Purchase Agreement dated as of July 29, 1999 by and among Forever of NY, Inc., Forever of NY, LLC, Forever Broadcasting, LLC, and Regent Broadcasting of Utica/Rome, Inc., Regent Licensee of Utica/Rome, Inc., Regent Broadcasting of Watertown, Inc., Regent Licensee of Watertown, Inc. and Regent Communications, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(b) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

2(e)* Asset Purchase Agreement dated as of September 13, 1999 by and among New Wave Broadcasting, L.P., Regent Broadcasting of El Paso, Inc. and Regent Licensee of El Paso, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(b) to the Registrant's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)


2(f)* Asset Exchange Agreement dated as of March 12, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibits 2(g) to the Registrant's
                  Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

2(g)* Agreement of Merger dated March 29, 2000 by and among Regent Communications, Inc., Regent Broadcasting, Inc., KZAP, Inc. and Rob Cheal (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(h) to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

2(h)* Asset Purchase Agreement dated March 29, 2000 by and between Yavapai Broadcasting Corporation, Regent Broadcasting of Flagstaff, Inc. and Regent Licensee of Flagstaff, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(i) to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

3(a)* Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(b)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant's Form 10-Q Fourth Quarter Ended June 30, 1999 and incorporated herein by this reference)

3(c)* Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant's Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

3(d)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant's Form 10-Q for the Quarter Ended on September 30, 1999 and incorporated herein by this reference)

3(e)* Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant's Form 10-Q for the Quarter Ended on September 30, 1999 and incorporated herein by this reference)

3(f)* Certificate of Designation, Number, Powers Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1994 and incorporated herein by this reference)

3(g)*             Amended and Restated By-Laws of Regent Communications, Inc.
                  (previously filed as Exhibit 3(b) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

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

4(d)* Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(e)* Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(f)* Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

10(a)* Escrow Agreement dated as of March 12, 2000 by and among Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc., Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership and Bank of America (previously filed as
                  Exhibit 10(a) to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

10(b)* Letter agreement dated March 12, 2000 from Clear Channel Communications, Inc. addressed to Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc. (previously filed as Exhibit 10(b) to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)


10(c)* Liquidated Damages Agreement made as of March 12, 2000 by Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc. for the benefit of Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company and Capstar TX Limited Partnership (previously filed as
                  Exhibit 10(c) to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

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