Form 10-Q
period 2000-06-30
REGENT COMMUNICATIONS INC
filed 2000-08-10
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 (859) 292-0030

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

         Common Stock, $.01 par value - 34,649,794 shares outstanding as of August 4, 2000

                           REGENT COMMUNICATIONS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART I   FINANCIAL INFORMATION                                                              Page
                                                                                           Number
                                                                                           ------
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations
                           for the three months and six months ended June 30, 2000
                           (unaudited) and June 30, 1999 (unaudited) .......................  3

                  Condensed Consolidated Balance Sheets as of
                           June 30, 2000 (unaudited) and December 31, 1999 .................  4

                  Condensed Consolidated Statements of Cash Flows for the six
                           months ended June 30, 2000 (unaudited)
                           and June 30, 1999 (unaudited)....................................  5

                  Notes to Condensed Consolidated Financial Statements (unaudited) .........  6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ....................................... 10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk................ 13

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings......................................................... 14

         Item 2.  Changes in Securities and Use of Proceeds................................. 14

         Item 4.  Submission of Matters to a Vote of Security Holders....................... 14

         Item 5.  Other Information......................................................... 14

         Item 6.  Exhibits and Reports on Form 8-K ......................................... 14


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                        June 30,
                                                                       --------                        --------
                                                                 2000             1999            2000           1999
                                                             ------------    ------------    ------------    ------------
Gross broadcast revenues                                     $ 11,610,908    $  6,802,937    $ 19,707,729    $ 11,628,861
Less agency commissions                                          (950,348)       (487,634)     (1,570,100)       (793,568)
                                                             ------------    ------------    ------------    ------------
  Net broadcast revenues                                       10,660,560       6,315,303      18,137,629      10,835,293

Station operating expenses                                      7,024,397       4,358,220      12,697,296       8,146,685
Depreciation and amortization                                   1,763,339         897,605       3,268,853       1,669,314
Corporate general and
  administrative expenses                                       1,145,622         544,109       2,131,451       1,159,130
                                                             ------------    ------------    ------------    ------------
  Operating income (loss)                                         727,202         515,369          40,029        (139,836)

Interest expense                                                  241,661         624,341       2,478,014       1,486,807
Write-down of carrying value of assets held for sale                 --           149,542            --           149,542
Other income, net                                                 479,960           1,904         728,566          85,040
                                                             ------------    ------------    ------------    ------------
Income(loss) before income taxes and extraordinary items          965,501        (256,610)     (1,709,419)     (1,691,145)
Income tax expense                                                   --              --              --              --
                                                             ------------    ------------    ------------    ------------

Income(loss) before extraordinary item                            965,501        (256,610)     (1,709,419)     (1,691,145)
Extraordinary loss on extinguishment of debt,
  net of taxes                                                       --              --        (1,114,124)           --
                                                             ------------    ------------    ------------    ------------
Net income (loss)                                            $    965,501    $   (256,610)   $ (2,823,543)   $ (1,691,145)
                                                             ============    ============    ============    ============

Income (loss) applicable to common shares:
 Net income (loss)                                           $    965,501    $   (256,610)   $ (2,823,543)   $ (1,691,145)
 Preferred stock dividend requirements                               --        (1,521,808)       (628,568)     (2,561,000)
 Preferred stock accretion                                           --              --       (26,611,258)           --
                                                             ------------    ------------    ------------    ------------

 Income (loss) applicable to common shares                   $    965,501    $ (1,778,418)   $(30,063,369)   $ (4,252,145)
                                                             ============    ============    ============    ============

Basic income (loss) per common share:
 Income (loss) before extraordinary items                    $        .03    $      (7.41)   $      (0.98)   $     (17.72)
 Extraordinary items                                                 --              --             (0.04)           --
                                                             ------------    ------------    ------------    ------------

  Basic net income (loss) per common share                   $        .03    $      (7.41)   $      (1.02)   $     (17.72)
                                                             ============    ============    ============    ============
Diluted income (loss) per common share:
 Income (loss) before extraordinary items                    $        .03    $      (7.41)   $      (0.98)   $     (17.72)
 Extraordinary items                                                 --              --             (0.04)           --
                                                             ------------    ------------    ------------    ------------

Diluted net income (loss) per common share                   $        .03    $      (7.41)   $      (1.02)   $     (17.72)
                                                             ============    ============    ============    ============
Weighted average number of common shares used in
 determining the earnings per share calculation:
   Basic                                                       34,630,311         240,000      29,365,072         240,000
   Diluted                                                     35,597,503         240,000      29,365,072         240,000



              The accompanying notes are an integral part of these
                              financial statements.

                                                       REGENT COMMUNICATIONS, INC.
                                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    June 30, 2000         December 31, 1999
                                                                                   ---------------        ------------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                         $  33,791,764           $   3,410,410
  Accounts receivable, less allowance for doubtful accounts
     of $343,000 in 2000 and $231,000 in 1999                                           7,688,849               4,681,802
  Other current assets                                                                    495,511                 236,996
  Assets held for sale                                                                  2,000,000               2,000,000
                                                                                    -------------           -------------
Total current assets                                                                   43,976,124              10,329,208

Property and equipment, net                                                            17,722,753              12,373,274
Intangible assets, net                                                                119,738,104              58,869,287
Escrow deposit on station acquisitions                                                  5,300,000                    --
Other assets, net                                                                       1,890,324               2,155,386
                                                                                    -------------           -------------
                Total assets                                                        $ 188,627,305           $  83,727,155
                                                                                    =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                                                   $   1,530,322           $   1,061,757
 Accrued expenses                                                                       1,898,071               1,879,135
 Interest payable                                                                           6,286                 111,194
 Current portion of long-term debt                                                         60,000                  62,500
                                                                                    -------------           -------------
Total current liabilities                                                               3,494,679               3,114,586
                                                                                    -------------           -------------

Long-term debt, less current portion                                                      540,000              25,331,307
Warrants and other long-term liabilities                                                   91,756               3,825,225
                                                                                    -------------           -------------
                Total liabilities                                                       4,126,435              32,271,118

Redeemable preferred stock:
  Series A convertible preferred stock, $5.00 stated value,
     620,000 shares authorized; -0- and 620,000 shares issued and
     outstanding at June 30, 2000 and December 31, 1999, respectively                        --                 4,580,109
  Series B senior convertible preferred stock, $5.00 stated value,
     1,000,000 shares authorized; -0- and 1,000,000 shares issued and
     outstanding at June 30, 2000 and December 31, 1999, respectively                        --                 7,322,054
  Series C convertible preferred stock, $5.00 stated value,
     -0- and 400,640 shares issued and outstanding at June 30, 2000
     and December 31, 1999, respectively                                                     --                   670,318
  Series D convertible preferred stock, $5.00 stated value,
     1,000,000 shares authorized; -0- and 1,000,000 issued and
     outstanding at June 30, 2000 and December 31, 1999, respectively                        --                 7,081,441
 Series F convertible preferred stock, $5.00 stated value,
     4,100,000 shares authorized; -0- and 4,100,000 shares issued and
     outstanding at June 30, 2000 and December 31, 1999, respectively                        --                29,202,566
 Series G convertible preferred stock, $5.00 stated value,
     1,800,000 shares authorized; -0- and 372,406 shares issued and
     outstanding at June 30, 2000 and December 31, 1999, respectively                        --                 2,608,446
  Series H convertible preferred stock, $5.50 stated value,
     2,200,000 shares authorized; -0- and 2,181,817 shares issued and
     outstanding at June 30, 2000 and December 31, 1999, respectively                        --                14,658,805
  Series K convertible preferred stock, $5.50 stated value,
     4,100,000 shares authorized; -0- and 3,545,453 shares issued and
     outstanding at June 30, 2000 and December 31, 1999, respectively                        --                23,141,613
                                                                                    -------------           -------------

Total redeemable preferred stock                                                             --                89,265,352

Stockholders' equity (deficit):

Preferred stock:
  Series C convertible preferred stock, $5.00 stated value, 4,000,000 shares authorized; -0- and 3,382,980 shares issued and outstanding at June 30, 2000
     and December 31, 1999, respectively                                                     --                 1,445,126
  Series E convertible preferred stock, $5.00 stated value, 5,000,000 shares authorized; -0- and 447,842 shares issued and outstanding at June 30, 2000
     and December 31, 1999, respectively                                                     --                 2,239,210
Common stock, $.01 par value, 100,000,000 shares authorized;
     34,924,946 and 240,000 shares issued at June 30, 2000 and
     December 31, 1999, respectively (Note 3)                                             349,251                   2,400
Treasury shares, 275,152 and -0- shares at cost at June 30, 2000 and
     December 31, 1999, respectively                                                   (1,513,336)                   --
Additional paid-in capital                                                            256,559,423                    --
Retained deficit                                                                      (70,894,468)            (41,496,051)
                                                                                    -------------           -------------
Total stockholders' equity (deficit)                                                  184,500,870             (37,809,315)
                                                                                    -------------           -------------
Total liabilities and stockholders' equity                                          $ 188,627,305           $  83,727,155
                                                                                    =============           =============

              The accompanying notes are an integral part of these
                              financial statements.

                           REGENT COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                  ---------------------------------------
                                                                       2000                      1999
                                                                  -------------              ------------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities             $     446,949              $ (1,825,876)

Cash flows from investing activities:
  Acquisitions of radio stations, net of
   cash acquired                                                    (68,043,371)              (13,339,872)
  Proceeds from insurance on fire claim                                  97,897                      --
  Capital expenditures                                                 (787,624)                 (986,727)
  Proceeds from sale of radio stations                                     --                   1,600,000
  Escrow deposit for acquisition of
   radio stations                                                    (5,300,000)                     --
                                                                  -------------              ------------
  Net cash used in investing activities                             (74,033,098)              (12,726,599)

Cash flows from financing activities:
  Proceeds from long-term debt                                             --                   9,300,000
  Proceeds from issuance of common
    and convertible preferred stocks                                156,937,723                13,621,390
  Payment on buyback of treasury shares                              (1,513,336)                     --
  Payment of preferred stock dividends                               (7,296,324)                     --
  Redemption of Series B convertible
   preferred stock, including dividends                              (5,856,575)                     --
  Principal payments on long-term debt                              (24,793,807)               (4,997,500)
  Payments for deferred financing costs                              (1,904,021)                 (274,558)
  Payment of issuance costs                                         (11,606,157)               (1,815,398)
                                                                  -------------              ------------
Net cash provided by financing activities                           103,967,503                15,833,934
                                                                  -------------              ------------
Net increase in cash and cash equivalents                            30,381,354                 1,281,459
Cash and cash equivalents at beginning of
  period                                                              3,410,410                   478,545
                                                                  -------------              ------------
Cash and cash equivalents at end of period                        $  33,791,764              $  1,760,004
                                                                  =============              ============
Supplemental schedule of non-cash financing
  and investing activities:
  Common stock issued in conjunction with the
   acquisition of stations in Utica-Rome and
   Watertown, New York                                            $     850,000                      --

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $     941,387              $  2,114,462


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

        On December 1, 1999, Regent began operating radio station KZAP(FM) in Chico, California under a time brokerage agreement. On March 29, 2000, Regent entered into a merger agreement to acquire the stock of KZAP, Inc., owner of KZAP(FM), in exchange for 233,333 shares of Regent's common stock, subject to possible adjustment according to the provisions of the merger agreement. Regent anticipates closing this purchase during the second half of 2000 following receipt of FCC approval.

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

         The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of the stations acquired in 1999 and 2000, but excluding the operations of the South Lake Tahoe and Kingman stations disposed of in the fourth quarter of 1999, as though the acquisition and disposition of these operations had occurred at the beginning of each of the periods presented. Regent's 1999 dispositions of WSSP(FM) and KCBQ(AM) are not material to the results of Regent and therefore have not been excluded from the 1999 pro forma results.


                                                               Six Months Ended June 30,
                                                               ----------------------------
                                                                 2000                  1999
                                                                 ----                  ----
                                                                         (unaudited)
Net broadcast revenues                                       $19,117,152          $18,732,545

Loss before extraordinary items                               (1,541,370)          (1,311,650)

Net loss                                                      (2,655,494)          (1,311,650)

Net loss per common share before extraordinary items:
                Basic and diluted                            $     (0.94)         $     (0.47)

Net loss per common share:
                Basic and diluted                            $     (0.98)         $     (0.47)

         These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had, in fact, been consummated at the beginning of the six-month periods nor are they indicative of future operations.

         On March 12, 2000, Regent entered into an agreement with Clear Channel Broadcasting, Inc., Capstar Radio Operating Company and their affiliates. Under this agreement, as amended, Regent agreed to exchange its eight stations serving the Mansfield, Ohio (2 FM/1 AM) and Victorville, California (3 FM/2 AM) markets plus $80,465,000 in cash for 10 stations serving the Grand Rapids, Michigan (3 FM and 1 AM) and Albany, New York (4 FM/2 AM) markets. Regent made an escrow deposit in the amount of $5,000,000 and agreed to pay liquidated damages in the amount of $28,000,000 if Regent fails to perform its obligations under the agreement. Regent anticipates closing this transaction during the third quarter of 2000 following regulatory approvals and the satisfaction of other conditions.

         On March 29, 2000, Regent entered into an agreement with Yavapai Broadcasting Corporation to sell substantially all the assets used in the operations of radio stations KZGL(FM), KVNA(AM) and KVNA(FM) in Flagstaff, Arizona for a cash sale price of $2,000,000. On May 1, 2000, Yavapai began providing programming and other services to the Flagstaff stations under a time brokerage agreement. Regent anticipates closing the disposition in the third quarter of 2000 following receipt of the FCC's approval of the transaction.

              On June 21, 2000, Regent entered into an agreement with StarCom, Inc. to acquire in a merger with StarCom, Inc., two FM and one AM radio stations serving the St. Cloud, Minnesota market for a total of $5,025,000 in cash. The purchase will be funded by borrowings under Regent's new bank credit facility. Regent made an escrow deposit in the amount of $250,000. On July 1, 2000, Regent began providing programming and other services to the stations under a time brokerage agreement.

3.       INITIAL PUBLIC OFFERING OF COMMON STOCK

         On January 28, 2000, Regent consummated an initial public offering of 16,000,000 shares of its common stock at an initial offering price of $8.50 per share. On February 7, 2000, the underwriters purchased an additional 2,400,000 shares of Regent's common stock upon exercise of their over-allotment option. Regent received total proceeds from completion of the offering, net of underwriter discounts, commissions and estimated expenses related to the offering, of $143,836,000. Of these proceeds, Regent used $67,325,000 to fund the acquisitions of stations in Utica-Rome, New York and Watertown, New York and in El Paso, Texas; $27,052,000 to pay in full the amounts borrowed, including accrued interest and related fees, under its prior bank credit facility and fees related to its new bank credit facility; $7,296,000 to pay or reserve for payment accumulated, unpaid dividends on all series of convertible preferred stock converted into common stock; $5,857,000 to redeem all outstanding shares of its Series B convertible preferred stock, including accumulated unpaid dividends; and $1,513,000 to repurchase shares of its common stock from an affiliate of one of the underwriters in order to comply with rules of the National Association of Securities Dealers, Inc. Regent has used and intends to use the balance of the proceeds for working capital needs and the Clear Channel/ Capstar transaction.

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

         Also in conjunction with the initial public offering, "put" rights associated with common stock purchase warrants issued in connection with the issuance of Regent's Series B and Series F convertible preferred stock were terminated. Warrants for 100,000 shares of Regent's common stock were exercised on March 20, 2000 (see Note 5). The remaining warrants, entitling the holders to purchase a total of 810,000 shares of Regent's common stock at $5.00 per share, remain outstanding. Regent had previously classified these warrants as long-term liabilities due to the associated "put" rights. The warrant liabilities as of December 31, 1999 were reclassified to additional paid in capital as of January 28, 2000. Also, from January 1, 2000 to January 28, 2000, approximately $1,500,000 was charged to interest expense to account for an increase in the fair value of these warrants.

         Regent adjusted the carrying values of its Series A, Series C, Series D, Series F, Series G, Series H, and Series K convertible preferred stock to fair value through January 28, 2000. This adjustment was recognized as a charge to retained deficit (since there was no additional paid in capital) resulting in an adjustment to loss from continuing operations attributable to common stockholders.

4.       LONG-TERM DEBT

         On January 27, 2000, Regent Broadcasting, Inc., a wholly-owned subsidiary of Regent Communications, Inc., as the borrower, entered into a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125,000,000 (including a commitment to issue letters of credit of up to $25,000,000 in aggregate face amount, subject to the maximum revolving commitment available) and an additional revolving loan facility with a maximum aggregate amount of $50,000,000 available, subject to the terms of the credit agreement, which converts, after two years, to a term loan maturing December 31, 2006. Regent incurred $1,956,000 in financing costs related to this credit agreement, which are being amortized over the life of the agreement. This revolving credit facility is available for working capital and acquisitions, including related acquisition expenses. There were no borrowings outstanding under the new credit facility at June 30, 2000.

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

6.       EARNINGS PER SHARE

         Regent has adopted the provisions of SFAS 128, "Earnings Per Share." SFAS 128 calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The effects of the assumed exercise of outstanding options to purchase 1,905,903 shares of common stock and warrants to purchase 890,000 shares of common stock are dilutive for the second quarter of 2000, but not for the other periods presented.

                                                     Weighted Average Diluted Common Shares Outstanding
                                                    Three Months Ended                      Six Months Ended
                                              June 30, 2000     June 30, 1999      June 30, 2000    June 30, 1999
                                              -------------     -------------      -------------    -------------


Basic Common Shares                            34,630,311           240,000           29,365,072           240,000
Dilutive effect of stock options
           and warrants                           967,192              --                   --                --
                                               ----------           -------           ----------           -------
Diluted Common Shares                          35,597,503           240,000           29,365,072           240,000
                                               ==========           =======           ==========           =======

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

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which is effective for the fourth quarter of 2000. In SAB 101, the SEC staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to Regent. Regent has begun to evaluate SAB 101 and does not expect the impact of adoption to be material.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements. Results for the interim periods may not be indicative of the results for the full years. A comparison of the three and six months ended June 30, 2000 versus June 30, 1999 follows:

         Our results from operations for the first three and six months of 2000 showed significant increases over the same period of 1999, primarily due to the recent acquisitions of stations in St. Cloud, Minnesota; Erie, Pennsylvania; Utica-Rome, New York; Watertown, New York; and El Paso, Texas.

         Net broadcast revenues for the second quarter of 2000 increased by 69% from $6,315,000 to $10,661,000; station operating expenses increased 61% from $4,358,000 to $7,024,000, and depreciation and amortization increased 96% from $898,000 to $1,763,000. We experienced a 111% increase from $544,000 to
$1,146,000 in corporate general and administrative expenses in 2000 compared to 1999 as a result of increasing the corporate infrastructure to support a company which is both larger and has its equity traded on a national exchange. Interest expense decreased 61% from $624,000 to $242,000 as a result of the payoff of our outstanding bank credit facility with proceeds from our initial public offering completed January 28, 2000. Other income, net was $480,000, significantly favorable to the second quarter of 1999 reflecting an increase in interest income earned in the second quarter of 2000 on the net proceeds from the initial public offering.

         Income per common share for the second quarter of 2000 was $0.03. Comparison of per common share data for the second quarter of 2000 to that of the comparable 1999 quarter is not meaningful, as there were only 240,000 common shares outstanding at June 30, 1999.

         Net broadcast revenues for the first six months increased by 67% from $10,835,000 to $18,138,000; station operating expenses increased 56% from $8,147,000 to $12,697,000, and depreciation and amortization increased 96% from $1,669,000 to $3,269,000. Corporate general and administrative expenses increased 84% from $1,159,000 to $2,131,000 reflecting the increased infrastructure required to support a larger company. Interest expense increased 67% from $1,487,000 to $2,478,000 reflecting the $1,494,000 increase in warrant liability which was adjusted to fair market value as of January 28, 2000. Upon completion of the public offering, this entire liability was reclassified to additional paid in capital. Other income was $640,000 higher than the prior year reflecting the increased interest income earned on the outstanding cash received from the initial public offering.

         The performance of a radio station group, such as ours, is customarily measured by its ability to generate broadcast cash flow. The term "broadcast cash flow" means operating income (loss) before depreciation and amortization and corporate general and administrative expenses, excluding barter activity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. During the second quarter of 2000 in comparison to the same period of 1999, our broadcast cash flow increased by 86% from $1,957,000 to $3,636,000. For the first six months of 2000 compared to the same period of 1999, broadcast cash flows increased by 119% from $2,421,000 to $5,291,000.

         While acquisitions have affected the comparability of our 2000 operating results to those of 1999, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of the Flagstaff, Mansfield, Palmdale and Victorville markets, which the Company intends to sell. This group of comparable markets is currently represented by three markets and 13 stations. In these comparable markets, for the three months ended June 30, 2000 as compared to the same period in 1999, our net broadcast revenues, excluding barter revenues, increased 9.5% from $2,200,000 to $2,408,000 and broadcast cash flow increased 12.6% from $595,000 to $670,000. For the first six months ended June 30, 2000 as compared to the same period in 1999, comparable market net broadcast revenues, excluding barter revenues, increased 12.7% from $3,789,000 to $4,270,000 and broadcast cash flow increased 33.5% from $679,000 to $906,000.

LIQUIDITY AND CAPITAL RESOURCES

         In the six months ended June 30, 2000, we generated net cash from operations of $446,949 compared with usage of $1,825,876 for 1999. The primary reasons for this difference were the payoff in the first quarter of 1999 of approximately $1,200,000 of professional fees related to our acquisitions completed in June 1998 as well as lower interest payments in 2000 as we paid off outstanding debt in January 2000. For the six months ended June 30, 2000, proceeds from the issuance of common stock provided all the funds necessary to pay off outstanding long-term debt, redeem our Series B convertible preferred stock, pay all accrued unpaid preferred dividends, fund the acquisitions of stations in El Paso, Texas and Utica-Rome and Watertown, New York, and meet requirements for ongoing operating activities and capital expenditures. As a result, we experienced a net increase in cash for the first six months of 2000 of $30,381,354 as compared to an increase of $1,281,459 for the same period in 1999.

         Our former bank credit facility provided for a senior reducing revolving credit facility with an original commitment of up to $55,000,000 expiring March 31, 2005 (the commitment was $32,425,000 at December 31, 1999). This facility permitted the borrowing of available credit for working capital and acquisitions, including related acquisition expenses. In addition, subject to available credit, we could request from time to time that our lenders issue letters of credit on the same terms as the credit facility. On January 28, 2000, the outstanding balance under our former bank credit facility, including accrued interest and related fees, totaling approximately $25,096,000 was paid and the credit facility was terminated. In conjunction with the termination of the credit facility, approximately $1,114,000 of deferred financing fees relating to this credit facility were written off in the first fiscal quarter of 2000 and are reflected in the Statement of Operations as an extraordinary item.

         On January 27, 2000 we entered into a new $125,000,000 senior secured seven-year reducing revolving bank credit facility. This facility also provides for an additional $50,000,000 on substantially the same terms to fund future acquisitions, which will be available for 24 months and thereafter will convert to a term loan maturing December 31, 2006. This new bank credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund pending and permitted future acquisitions. The new facility permits us to request from time to time that the lenders issue letters of credit in an amount up to $25,000,000 in accordance with the same lending provisions. The commitment, and our maximum borrowings, will reduce over five years beginning in 2002 as follows:

              December 31,                             Commitment Amount

              2001........................................$125,000,000
              2002.........................................106,250,000
              2003..........................................87,500,000
              2004..........................................62,500,000
              2005..........................................37,500,000
              2006.................................................-0-

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

         On January 28, 2000, we closed on an offering of 16,000,000 shares of our common stock. On February 7, 2000, the underwriters exercised their overallotment of an additional 2,400,000 shares. All shares were sold at $8.50 per share, resulting in gross proceeds of $156,400,000. Net proceeds were approximately $143,836,000. Approximately $27,052,000 of the proceeds were used to repay all borrowings, accrued interest and related fees under our former bank credit facility along with the fees associated with entering into the new bank credit facility. Approximately $67,325,000 of the proceeds were used to fund our acquisitions in Utica-Rome and Watertown, New York, which closed on January 28, 2000, and our acquisition in El Paso, Texas, which closed on February 1, 2000. Approximately $5,900,000 of the proceeds were used to redeem our Series B convertible preferred stock and pay accrued dividends. Approximately $7,300,000 were used to pay accrued dividends on all other series of convertible preferred stock, and those shares were converted to common stock on a one-for-one basis. Finally, approximately $1,500,000 were used to repurchase 275,152 shares of common stock from an affiliate of one of the underwriters in order to comply with the NASD's rules. These expenditures have left us with proceeds remaining from the offering of approximately $33,800,000, with virtually no debt.

         We currently have pending an acquisition of substantially all of the assets of four FM and two AM radio stations in Albany, New York and three FM and one AM radio stations in Grand Rapids, Michigan, in exchange for substantially all of the assets of our stations in Victorville, California and Mansfield, Ohio; plus the payment by us of $80,465,000 in cash. We made an escrow deposit of $5,000,000 and agreed to pay liquidated damages of $28,000,000 if we do not perform our obligations under the exchange agreement in certain circumstances. The completion of this transaction is subject to the satisfaction of various conditions, including the completion of a pending merger of Clear Channel Communications, Inc. and AMFM, Inc., as well as approval from regulatory agencies, including the Federal Communications Commission, Federal Trade Commission, Department of Justice and state antitrust enforcement agencies. It is anticipated this transaction will be completed during the third quarter of 2000; however, there can be no assurance that the required regulatory approvals will be able to be obtained or, if obtained, when that will occur. The cash purchase price obligation to be paid by us in this transaction will be funded from the remaining net proceeds from our initial public offering of common stock and by borrowings available to us under our credit facility.

         We also have a pending merger with StarCom, Inc. to acquire two FM and one AM radio stations serving the St. Cloud, Minnesota market for a total of $5,025,000 in cash. The purchase will be funded by borrowings under our new bank credit facility. We have made an escrow deposit in the amount of $250,000. We anticipate closing this transaction by the end of 2000.

         We also expect over the next six months to incur up to $856,000 of capital expenditures to upgrade our equipment and facilities, primarily at stations recently acquired or those in the process of being acquired, in order to remain competitive and to create cost savings over the long term. These are expected to include upgrades necessary to return two of the stations recently acquired, which are operating under special temporary authorities, to licensed operations. We believe the cash generated from operations, net proceeds from the sale of our Flagstaff stations and available borrowings under our new bank credit facility will be sufficient to meet our requirements for pending acquisitions and corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness.

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

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which is effective for the fourth quarter of 2000. In SAB 101, the SEC staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to Regent. Regent has begun to evaluate SAB 101 and does not expect the impact of adoption to be material.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 18, 2000, Regent granted options for the purchase of a total of 94,500 shares of its common stock at an exercise price of $7.50 per share to 17 key employees under the Regent Communications, Inc. 1998 Management Stock Option Plan. With the exception of options for 50,000 shares granted to one employee, which were immediately exercisable as of the date of grant, these options vest ratably over a five-year period and expire ten years from the date of grant.

         On May 23, 2000, Regent issued a total of 34,095 shares of its common stock to four former directors of Faircom Inc. upon exercise of outstanding stock options at an exercise price of $1.1064 per share under the Regent Communications, Inc. Faircom Conversion Stock Option Plan.

         We claimed exemptions from registration under Section 4(2) of the Securities Act of 1933 for the transactions described above, which we believe did not involve a public offering based on the number and nature of the persons involved and the generally private character of the transactions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Regent Communications, Inc. 2000 Annual Meeting of Stockholders was held on May 18, 2000. At the annual meeting, stockholders were asked to vote upon (1) the election of directors, and (2) a proposal to amend Article FOURTH of our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000.

         The results of the voting were as follows:

         (1) Our nine incumbent directors were re-elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. The directors were elected as follows:


          Name of Director             Shares Voted "FOR"       Shares Withheld
          ----------------             ------------------       ---------------

          Terry S. Jacobs                  28,890,228              239,965
          William L. Stakelin              28,890,228              239,965
          Joel M. Fairman                  28,879,542              250,651
          R. Glen Mayfield                 29,012,957              117,236
          William H. Ingram                28,890,467              239,726
          Richard H. Patterson             28,890,467              239,726
          John H. Wyant                    28,034,717            1,095,476
          Kenneth J. Hanau                 29,013,167              117,026
          William P. Sutter, Jr.           29,013,307              116,886



         (2) The proposal to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 was adopted by an affirmative vote as follows:

                          Shares voted "FOR"          27,305,334
                          Shares voted "AGAINST"         412,932
                          Shares "ABSTAINING"          1,411,297

ITEM 5.  OTHER INFORMATION

         On June 21, 2000 we entered into an agreement with StarCom, Inc.
to acquire in a merger with StarCom, Inc., two FM and one AM radio stations serving the St. Cloud, Minnesota market, for a total of $5,025,000 in cash. Regent made an escrow deposit in the amount of $250,000. On July 1, 2000, Regent began providing programming and other services to the stations under a time brokerage agreement. We anticipate closing this transaction by the end of the year, pending FCC approval.

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

         (b)      Reports on Form 8-K


         We did not file any Forms 8-K during the second quarter of 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  REGENT COMMUNICATIONS, INC.



Date: August 10, 2000             By: /s/ Terry S. Jacobs
                                     --------------------------------------
                                     Terry S. Jacobs, Chairman of the Board
                                     and Chief Executive Officer

Date: August 10, 2000             By: /s/ Anthony A. Vasconcellos
                                     --------------------------------------
                                      Anthony A. Vasconcellos,
                                      Chief Financial Officer
                                      and Vice President
                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER                  EXHIBIT DESCRIPTION


2(a)* Asset Exchange Agreement dated as of March 12, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibits 2(g) to the Registrant's
                  Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

2(b) First Amendment to Asset Exchange Agreement made on May 31, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc.

2(c) Second Amendment to Asset Exchange Agreement made on June 2, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc.

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