Form 10-Q
period 2000-09-30
REGENT COMMUNICATIONS INC
filed 2000-11-14
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                          100 EAST RIVERCENTER BOULEVARD
                                    9TH  FLOOR
                            COVINGTON, KENTUCKY 41011

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

         Common Stock, $.01 par value - 34,049,727 shares outstanding as of October 31, 2000

                           REGENT COMMUNICATIONS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

PART I   FINANCIAL INFORMATION

                                                                            Page
                                                                          Number
                                                                          ------
    Item 1.  Financial Statements

       Condensed Consolidated Statements of Operations
       for the three months and nine months ended September 30, 2000
       (unaudited) and September 30, 1999 (unaudited) .......................  3

       Condensed Consolidated Balance Sheets as of
       September 30, 2000 (unaudited) and December 31, 1999 .................  4

       Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 (unaudited)
       and September 30, 1999 (unaudited)....................................  5

       Notes to Condensed Consolidated Financial Statements (unaudited) .....  6

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ...................................... 11

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...... 16

PART II  OTHER INFORMATION

    Item 1.  Legal Proceedings............................................... 16

    Item 2.  Changes in Securities and Use of Proceeds ...................... 16

    Item 6.  Exhibits and Reports on Form 8-K ............................... 16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                    September 30,
                                                                       --------                        --------
                                                                 2000             1999            2000           1999
                                                             ------------    ------------    ------------    ------------

Gross broadcast revenues                                     $12,871,887     $  7,118,643    $32,579,616     $ 18,747,504
Less agency commissions                                       (1,180,498)        (488,266)    (2,750,598)      (1,281,834)
                                                             ------------    ------------    ------------    ------------
  Net broadcast revenues                                      11,691,389        6,630,377     29,829,018       17,465,670

Station operating expenses                                     7,951,896        4,919,525     20,649,192       13,066,210
Depreciation and amortization                                  2,125,792        1,019,842      5,394,645        2,688,796
Corporate general and
  administrative expenses                                      1,087,283          540,230      3,218,734        1,699,360
                                                             ------------    ------------    ------------    ------------
  Operating income                                               526,418          151,140        566,447           11,304

Interest expense                                                 596,005          942,838      3,074,019        2,429,645
Interest (income)                                               (464,409)         (10,534)    (1,350,615)         (34,555)
Write-down of carrying value of assets held for sale                 --                --            --           149,542
(Gain) on sale / exchange of radio stations                  (17,720,355)              --    (17,646,216)        (100,000)
Other expense, net                                               136,442            9,058        219,943           48,039
                                                             ------------    ------------    ------------    ------------
Income(loss) before income taxes and extraordinary items      17,978,735         (790,222)    16,269,316       (2,481,367)
Income tax expense                                                   --              --              --              --
                                                             ------------    ------------    ------------    ------------

Income(loss) before extraordinary item                        17,978,735         (790,222)    16,269,316       (2,481,367)
Extraordinary loss on extinguishment of debt,
  net of taxes                                                       --              --       (1,114,124)           --
                                                             ------------    ------------    ------------    ------------
Net income (loss)                                            $17,978,735     $   (790,222)   $ 15,155,192    $ (2,481,367)
                                                             ============    ============    ============    ============

Income (loss) applicable to common shares:
 Net income (loss)                                           $17,978,735     $   (790,222)   $ 15,155,192    $ (2,481,367)
 Preferred stock dividend requirements                               --        (1,415,844)       (628,568)     (3,554,741)
 Preferred stock accretion                                           --              --       (26,611,258)       (422,103)
                                                             ------------    ------------    ------------    ------------

 Income (loss) applicable to common shares                   $17,978,735     $ (2,206,066)   $(12,084,634)   $ (6,458,211)
                                                             ============    ============    ============    ============

Basic income (loss) per common share:
 Income (loss) before extraordinary items                    $       .52     $      (9.19)   $      (0.35)   $     (26.91)
 Extraordinary items                                                 --              --             (0.04)           --
                                                             ------------    ------------    ------------    ------------
  Basic net income (loss) per common share                   $       .52     $      (9.19)   $      (0.39)   $     (26.91)
                                                             ============    ============    ============    ============
Diluted income (loss) per common share:
 Income (loss) before extraordinary items                    $       .51     $      (9.19)   $      (0.35)   $     (26.91)
 Extraordinary items                                                 --              --             (0.04)           --
                                                             ------------    ------------    ------------    ------------

Diluted net income (loss) per common share                   $       .51     $      (9.19)   $      (0.39)   $     (26.91)
                                                             ============    ============    ============    ============
Weighted average number of common shares used in
 determining the earnings per share calculation:
   Basic                                                       34,596,076         240,000      31,121,475         240,000
   Diluted                                                     35,414,967         240,000      31,121,475         240,000





              The accompanying notes are an integral part of these
                              financial statements.

                          REGENT COMMUNICATIONS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                   September 30, 2000      December 31, 1999
                                                                                   ---------------        ------------------
                                                                                     (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                                                         $   1,517,501           $   3,410,410
  Accounts receivable, less allowance for doubtful accounts
     of $395,000 in 2000 and $203,000 in 1999                                           8,447,383               4,681,802
  Note receivable from sale of radio stations                                           2,000,000                      --
  Other current assets                                                                    495,690                 236,996
  Assets held for sale                                                                       --                 2,000,000
                                                                                    -------------           -------------
Total current assets                                                                   12,460,574              10,329,208

Property and equipment, net                                                            21,070,308              12,373,274
Intangible assets, net                                                                218,004,389              58,869,287
Escrow deposits on station acquisitions and dispositions                                  462,500                    --
Other assets, net                                                                       1,820,883               2,155,386
                                                                                    -------------           -------------
                Total assets                                                        $ 253,818,654           $  83,727,155
                                                                                    =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                                                   $   1,268,260           $   1,061,757
 Accrued expenses                                                                       2,140,669               1,879,135
 Interest payable                                                                         515,696                 111,194
 Current portion of long-term debt                                                         60,000                  62,500
                                                                                    -------------           -------------
Total current liabilities                                                               3,984,625               3,114,586
                                                                                    -------------           -------------

Long-term debt, less current portion                                                   43,525,000              25,331,307
Warrants and other long-term liabilities                                                2,338,328               3,825,225
                                                                                    -------------           -------------
                Total liabilities                                                      49,847,953              32,271,118

Redeemable preferred stock:
  Series A convertible preferred stock, $5.00 stated value, 620,000 shares authorized; -0- and 620,000 shares issued and
     outstanding at September 30, 2000 and December 31, 1999, respectively                   --                 4,580,109
  Series B senior convertible preferred stock, $5.00 stated value,
     1,000,000 shares authorized; -0- and 1,000,000 shares issued and
     outstanding at September 30, 2000 and December 31, 1999, respectively                   --                 7,322,054
  Series C convertible preferred stock, $5.00 stated value,
     -0- and 400,640 shares issued and outstanding at September 30, 2000
     and December 31, 1999, respectively                                                     --                   670,318
  Series D convertible preferred stock, $5.00 stated value,
     1,000,000 shares authorized; -0- and 1,000,000 issued and
     outstanding at September 30, 2000 and December 31, 1999, respectively                   --                 7,081,441
 Series F convertible preferred stock, $5.00 stated value,
     4,100,000 shares authorized; -0- and 4,100,000 shares issued and
     outstanding at September 30, 2000 and December 31, 1999, respectively                   --                29,202,566
 Series G convertible preferred stock, $5.00 stated value,
     1,800,000 shares authorized; -0- and 372,406 shares issued and
     outstanding at September 30, 2000 and December 31, 1999, respectively                   --                 2,608,446
  Series H convertible preferred stock, $5.50 stated value,
     2,200,000 shares authorized; -0- and 2,181,817 shares issued and
     outstanding at September 30, 2000 and December 31, 1999, respectively                   --                14,658,805
  Series K convertible preferred stock, $5.50 stated value,
     4,100,000 shares authorized; -0- and 3,545,453 shares issued and
     outstanding at September 30, 2000 and December 31, 1999, respectively                   --                23,141,613
                                                                                    -------------           -------------

Total redeemable preferred stock                                                             --                89,265,352

Stockholders' equity (deficit):

Preferred stock:
  Series C convertible preferred stock, $5.00 stated value, 4,000,000 shares authorized; -0- and 3,382,980 shares issued and outstanding at September
     30, 2000 and December 31, 1999, respectively                                            --                 1,445,126
  Series E convertible preferred stock, $5.00 stated value, 5,000,000 shares authorized; -0- and 447,842 shares issued and outstanding at September 30, 2000
     and December 31, 1999, respectively                                                     --                 2,239,210
Common stock, $.01 par value, 100,000,000 shares authorized;
     35,158,279 issued and 34,688,127 outstanding at September 30, 2000 and
     240,000 shares issued and outstanding at December 31, 1999 (Note 3)                  351,584                   2,400
Treasury shares, 470,152 and -0- shares, at cost, at September 30, 2000 and
     December 31, 1999, respectively                                                   (2,726,461)                   --
Additional paid-in capital                                                            259,261,312                    --
Retained deficit                                                                      (52,915,734)            (41,496,051)
                                                                                    -------------           -------------
Total stockholders' equity (deficit)                                                  203,970,701             (37,809,315)
                                                                                    -------------           -------------
Total liabilities and stockholders' equity                                          $ 253,818,654           $  83,727,155
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

                           REGENT COMMUNICATIONS, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                             Nine Months Ended
                                                                               September 30,
                                                                  ---------------------------------------
                                                                       2000                      1999
                                                                  -------------              ------------

Cash flows from operating activities:
  Net cash provided by (used in) operating activities             $   2,560,655              $ (1,383,233)

Cash flows from investing activities:
  Acquisitions of radio stations, net of
   cash acquired                                                   (148,538,858)              (27,073,801)
  Proceeds from insurance on fire claim                                  97,897                      --
  Capital expenditures                                               (1,289,481)               (1,327,035)
  Proceeds from sale of radio stations                                     --                   7,600,000
  Escrow deposits on station acquisitions/dispositions               (  462,500)                     --
                                                                  -------------              ------------
  Net cash used in investing activities                            (150,192,942)              (20,800,836)

Cash flows from financing activities:
  Proceeds from long-term debt                                       44,000,000                16,500,000
  Proceeds from issuance of common stock                            156,937,723                      --
  Proceeds from the issuance of convertible preferred stocks               --                  22,112,024
  Payment on buyback of treasury shares                              (2,726,461)                     --
  Payment of preferred stock dividends                               (7,296,324)                     --
  Redemption of Series B convertible
   preferred stock, including dividends                              (5,856,575)                     --
  Payment of notes payable                                                   --                (7,500,000)
  Principal payments on long-term debt                              (25,808,807)               (5,162,500)
  Payments for deferred financing costs                              (1,904,021)                 (274,558)
  Payment of issuance costs                                         (11,606,157)               (1,844,255)
                                                                  -------------              ------------
Net cash provided by financing activities                           145,739,378                23,830,711
                                                                  -------------              ------------
Net increase (decrease) in cash and cash equivalents                 (1,892,909)                1,646,642
Cash and cash equivalents at beginning of
  period                                                              3,410,410                   478,545
                                                                  -------------              ------------
Cash and cash equivalents at end of period                        $   1,517,501              $  2,125,187
                                                                  =============              ============
Supplemental schedule of non-cash financing
  and investing activities:
  Common stock issued in conjunction with the
   acquisition of stations in Utica-Rome and
   Watertown, New York                                            $     850,000                      --

  Common Stock issued in conjunction with the
   acquisition of KZAP (FM) in Chico, California                  $   2,687,000                      --

Supplemental disclosure of cash flow information:
   Cash paid for interest                                         $     955,000              $  3,117,542




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

         The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature except for those outlined in Notes 2, 3, 4 and 5. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 1999 condensed balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Regent's Form 10-K/A for the year ended December 31, 1999.

2.       CONSUMMATED AND PENDING ACQUISITIONS AND DISPOSITIONS

         On March 1, 1999, Regent sold the FCC licenses and related assets used in the operations of WSSP (FM) in Charleston, South Carolina for approximately $1,600,000 in cash, resulting in a $100,000 gain which has been included in the consolidated Statement of Operations for the nine months ended September 30, 1999.

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

         On September 1, 1999, Regent purchased the FCC licenses and related assets used in the operations of radio stations WXKC(FM), WRIE(AM) and WXTA(FM) in the Erie, Pennsylvania market for approximately $13,500,000 in cash. The purchase was financed by approximately $6,300,000 in proceeds from the issuance of Series H convertible preferred stock and the balance from borrowings under Regent's senior reducing credit facility. Approximately $12,400,000 of the purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 40-year period. The remaining $1,100,000 was allocated to property and equipment and to a non-compete agreement.

         On October 15, 1999, Regent consummated the sale of the FCC licenses and related assets of KZGL(FM), KVNA(FM) and KVNA(AM) in Kingman, Arizona for approximately $5,400,000 in cash.

         On November 5, 1999, Regent sold the FCC licenses and related assets of KRLT(FM) and KOWL(AM) in the Lake Tahoe, California market for approximately $1,250,000 in cash.

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

         On August 24, 2000, Regent completed an exchange agreement entered into with Clear Channel Broadcasting, Inc, Capstar Radio Operating Company and their affiliates. Under the agreement, Regent exchanged its eight stations serving the Mansfield, Ohio (2 FM/1 AM) and Victorville, California (3 FM/2 AM) markets plus approximately $80,465,000 in cash for ten stations serving the Grand Rapids, Michigan (3 FM/1 AM) and Albany, New York (4 FM/2 AM) markets. Approximately $110,069,000 of the purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 20-year period. The remaining $5,208,000 of the purchase price was allocated to property and equipment. As a result of this transaction, Regent has recognized a gain on this exchange of approximately $17,700,000 which is reflected in the Consolidated Statement of Operations for the three months ended September 30, 2000.

         Effective on September 29, 2000, subject to the effectiveness of a Certificate of Merger to be filed with the California Secretary of State, Regent acquired radio station KZAP(FM) in Chico, California, by acquiring the stock of KZAP, Inc. in exchange for 233,333 shares of Regent's common stock with a market value of approximately $2,687,000 at March 29,2000, the date of the signing of the asset purchase agreement. Approximately $2,419,000 of the purchase price was allocated to the FCC licenses and is being amortized over a 20-year period. The remaining $268,000 of the purchase price was allocated to property and equipment. Regent has been providing programming and other services to KZAP(FM) under a time brokerage agreement since December 1, 1999.

         On September 30, 2000, Regent completed the sale of radio stations KZGL(FM), KVNA(AM) and KVNA(FM) in Flagstaff, Arizona to Yavapai Broadcasting Corporation for approximately $2,000,000. Regent recognized a note receivable for the $2,000,000 at September 30, 2000 which was collected on October 5, 2000. Yavapai had been providing programming and other services to the Flagstaff stations under a time brokerage agreement since May 1, 2000.

         The results of operations of the acquired businesses are included in Regent's financial statements since their respective dates of acquisition.

         The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of the stations acquired in 1999 and 2000, but exclude the operations of the Lake Tahoe and Kingman stations disposed of in the fourth quarter of 1999 and the Flagstaff stations disposed in the third quarter of 2000, as though the acquisition and disposition of these operations had occurred at the beginning of each of the periods presented. Regent's 1999 dispositions of WSSP(FM) and KCBQ(AM) are not material to the results of Regent and, therefore, have not been excluded from the 1999 pro forma results.


                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                 2000                  1999
                                                                 ----                  ----
                                                                         (unaudited)
                                                       (in thousands, except per share amounts)

Net broadcast revenues                                          $39,428               $38,314

Income before extraordinary items                                19,328                 5,427

Net income                                                       18,214                 5,427

Net loss per common share before extraordinary items:
                Basic and diluted                               $ (0.24)               $ 0.08

Net loss per common share:
                Basic and diluted                               $ (0.27)               $ 0.08



         These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had, in fact, been consummated at the beginning of the nine-month periods nor are they indicative of future operations.

           On June 21, 2000, Regent entered into an agreement to acquire by merger with StarCom, Inc. two FM and one AM radio stations serving the St. Cloud, Minnesota market for a total of $5,025,000 in cash. The purchase will be funded by borrowings under Regent's bank credit facility. Regent made an escrow deposit in the amount of $350,000. On July 1, 2000, Regent began providing programming and other services to the stations under a time brokerage agreement. Regent anticipates closing this transaction in the first quarter of 2001.

         On November 3, 2000, Regent entered into a definitive agreement to sell substantially all the assets of its three southern California radio stations (KTPI-FM and KAVC-AM licensed to Mojave and Tehachapi, and KOSS-FM licensed to Rosamond) to Concord Media Group of California, Inc. for approximately $13,500,000. Regent anticipates closing the disposition in 2001 following the receipt of FCC approval.

3.       INITIAL PUBLIC OFFERING OF COMMON STOCK

         On January 28, 2000, Regent consummated an initial public offering of 16,000,000 shares of its common stock at an initial offering price of $8.50 per share. On February 7, 2000, the underwriters purchased an additional 2,400,000 shares of Regent's common stock upon exercise of their over-allotment option. Regent received total proceeds from completion of the offering, net of underwriter discounts, commissions and estimated expenses related to the offering, of $143,836,000. Of these proceeds, Regent used $67,325,000 to fund the acquisitions of stations in Utica-Rome and Watertown, New York and in El Paso, Texas; $27,052,000 to pay in full the amounts borrowed, including accrued interest and related fees, under its prior bank credit facility and fees related to its new bank credit facility; $7,296,000 to pay or reserve for payment accumulated, unpaid dividends on all series of convertible preferred stock converted into common stock; $5,857,000 to redeem all outstanding shares of its Series B convertible preferred stock, including accumulated unpaid dividends; and $1,513,000 to repurchase shares of its common stock from an affiliate of one of the underwriters in order to comply with rules of the National Association of Securities Dealers, Inc. Regent used the balance of the proceeds for working capital needs and the Clear Channel/Capstar transaction.

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

         Regent adjusted the carrying values of its Series A, Series C, Series D, Series F, Series G, Series H, and Series K convertible preferred stock to fair value through January 28, 2000. This adjustment was recognized as a charge of $26,600,000 to retained deficit (since there was no additional paid-in capital) resulting in an adjustment to loss from continuing operations attributable to common stockholders.

4.       LONG-TERM DEBT

         On January 27, 2000, Regent Broadcasting, Inc., a wholly-owned subsidiary of Regent Communications, Inc., as the borrower, entered into a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125,000,000 (including a commitment to issue letters of credit of up to $25,000,000 in aggregate face amount, subject to the maximum revolving commitment available) and an additional revolving loan facility with a maximum aggregate amount of $50,000,000 available, subject to the terms of the credit agreement, which converts, after two years, to a term loan maturing December 31, 2006. Regent incurred $1,956,000 in financing costs related to this credit agreement, which are being amortized over the life of the agreement. This revolving credit facility is available for working capital and acquisitions, including related acquisition expenses. At September 30, 2000 there was approximately $82,000,000 of available borrowings under this credit facility. On August 22, 2000, Regent borrowed $44,000,000 under this facility to fund the Clear Channel asset exchange. On August 29, 2000, Regent paid down $1,000,000 against its outstanding borrowings. There were borrowings of $43,000,000 outstanding under this facility at September 30, 2000.

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

         Effective on September 29, 2000 and upon acceptance for filing by the Secretary of State of California of a Certificate of Merger, Regent will issue 233,333 shares of its common stock to a principal of the seller in conjunction with the acquisition of radio station KZAP(FM) in Chico, California. The total value of the acquisition is approximately $2,687,000.

         Based on the approval by Regent's Board of Directors of a program to buy back up to $10,000,000 of its common stock, during the third quarter of 2000 Regent began buying back shares of its common stock at certain market price levels. Regent acquired a total of 195,000 shares of its common stock in the third quarter for an aggregate purchase price of $1,213,125. Cumulative through October 31, 2000 Regent has acquired 833,400 shares of its common stock for an aggregate purchase price of $4,461,131.

6.       EARNINGS PER SHARE

         SFAS 128 calls for the dual presentation of basic and diluted earnings per share("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The effects of the assumed exercise of outstanding options to purchase 1,880,903 shares of common stock and warrants to purchase 890,000 shares of common stock are dilutive for the third quarter of 2000. There was no dilutive effect for the nine months ended September 30, 2000 or for either of the 1999 periods presented.

                                                    Three Months Ended                      Nine Months Ended
                                              Sept. 30, 2000     Sept. 30, 1999    Sept. 30, 2000   Sept. 30, 1999
                                              --------------     --------------    --------------   --------------



Weighted Average Basic Common Shares           34,596,076           240,000           31,121,475           240,000
Dilutive effect of stock options
           and warrants                           818,891              --                     --               --
                                               ----------           -------           ----------           -------
Weighted Average Diluted Common Shares         35,414,967           240,000           31,121,475           240,000
                                               ==========           =======           ==========           =======

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Regent may employ financial instruments to manage its exposure to fluctuations in interest rates. Regent does not hold or issue such financial instruments for trading purposes. In June 2000, the FASB issued SFAS 138, an amendment to SFAS 133. Regent will adopt SFAS 133 and related amendments, as required in the year 2001, and does not expect the impact of adoption to be material.

         The SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which is effective for the fourth quarter of 2000. In SAB 101, the SEC staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to Regent. Regent has evaluated SAB 101 and does not expect the impact of adoption to be material.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Including Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 provides guidance for certain issues that arose in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." Regent has adopted FIN 44, as required in the third quarter of 2000, and does not expect the impact of adoption to be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements. Results for the interim periods may not be indicative of the results for the full years. A comparison of the three and nine months ended September 30, 2000 versus September 30, 1999 follows:

         Our results from operations for the three and nine months ended September 30, 2000 showed significant increases in revenues and expenses over the same periods of 1999, primarily due to the acquisitions of stations in St. Cloud, Minnesota in May, 1999; Erie, Pennsylvania in September, 1999; Utica-Rome and Watertown, New York in January, 2000; and El Paso, Texas in February, 2000.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net broadcast revenues for the third quarter of 2000 increased by 76% from $6,630,377 to $11,691,388; station operating expenses increased 62% from $4,919,525 to $7,951,896; and depreciation and amortization increased 108% from $1,019,842 to $2,125,792. We experienced a 101% increase from $540,230 to
$1,087,283 in corporate general and administrative expenses in 2000 compared to 1999 as a result of increasing the corporate infrastructure to support a larger, and also publicly held company. Interest expense decreased from $942,838 to $596,005 as a result of the payoff of our outstanding bank credit facility with proceeds from our initial public offering completed January 28, 2000. Interest income increased from $10,534 to $464,409 reflecting the income earned on the cash received from the initial public offering.

         We recognized a gain of $17,720,355 on the asset exchange completed with Clear Channel on August 24, 2000. For tax purposes this transaction was treated as a like kind exchange resulting in a deferred tax liability of approximately $2,200,000 and no tax provision.

         Other expense, net increased to $136,442 from $9,058, primarily as a result of time brokerage fees we are paying to the KZAP and STARCOM owners as we take over operating the respective radio stations.

         Basic income per common share for the third quarter of 2000 was $0.52. Excluding the gain recognized on the Clear Channel exchange transaction, basic earnings per share for the third quarter would have been $0.01. Comparison of per common share data for the third quarter of 2000 to that of the comparable 1999 quarter is not meaningful, as there were only 240,000 common shares outstanding at September 30, 1999.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net broadcast revenues for the first nine months increased over that of the 1999 period by 71% from $17,465,670 to $29,829,018; station operating expenses increased 58% from $13,066,210 to $20,649,192; and depreciation and amortization increased 101% from $2,688,796 to $5,394,645. Corporate general and administrative expenses increased 89% from $1,699,360 to $3,218,734, reflecting the increased infrastructure required to support a larger, and also publicly held company. Interest expense increased 27% from $2,429,645 to $3,074,019, reflecting the $1,494,000 increase in warrant liability, which was adjusted to fair market value as of January 28, 2000. This increase was partially offset by the payoff of our outstanding bank credit facility with proceeds from our initial public offering. Interest income increased to $1,350,615 from $34,555 as a result of the interest earned on cash received from the initial public offering. We recognized a gain of $17,646,216 on the sale/exchange of radio stations, primarily from the asset exchange transaction with Clear Channel. Other expense, net increased to $219,943 from $48,039, primarily as a result of the fees paid by us under time brokerage agreements with KZAP, Inc. and StarCom, Inc.

         The performance of a radio station group, such as ours, is customarily measured by its ability to generate broadcast cash flow. The term "broadcast cash flow" means operating income (loss) before depreciation and amortization and corporate general and administrative expenses, excluding barter activity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. During the third quarter of 2000 in comparison to the same period of 1999, our broadcast cash flow increased by 129% from $1,658,781 to $3,802,287. For the first nine months of 2000 compared to the same period of 1999, broadcast cash flows increased by 123% from $4,079,555 to $9,092,792.

         While acquisitions have affected the comparability of our 2000 operating results to those of 1999, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of markets which we intend to sell. This group of comparable markets is currently represented by four markets and 15 stations. In these comparable markets, for the three months ended September 30, 2000 as compared to the same period in 1999, our net broadcast revenues, excluding barter revenues, increased 11.7% from $2,947,068 to $3,292,560 and broadcast cash flow increased 25.9% from $779,874 to $981,857.

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 2000, we generated net cash from operations of $2,560,655 compared with usage of $1,383,233 for the first nine months of 1999. For the nine months ended September 30, 2000, net cash used in investing activities amounted to approximately $150,193,000 as compared to approximately $20,801,000 for the nine months ended September 30, 1999. The primary reason for the increase in 2000 were the acquisitions of the El Paso, Texas, Utica-Rome, Watertown and Albany, New York and Grand Rapids, Michigan radio stations. For the nine months ended September 30, 2000, proceeds from the initial public offering of our common stock provided all the funds necessary to pay off outstanding long-term debt under our former credit facility, redeem our Series B convertible preferred stock, pay all accrued unpaid preferred dividends, fund (together with borrowings under our current credit facility) the acquisitions of stations in El Paso, Texas, Utica-Rome, Watertown and Albany, New York and Grand Rapids, Michigan and meet requirements for ongoing operating activities and capital expenditures. As a result, we experienced a net decrease in cash for the first nine months of 2000 of $1,892,909 as compared to an increase of $1,646,642 for the same period in 1999.

         On January 28, 2000, the outstanding balance under our former bank credit facility, including accrued interest and related fees, totaling approximately $25,096,000, was paid and the credit facility was terminated. In conjunction with the termination of the credit facility, approximately $1,114,000 of deferred financing fees relating to that credit facility were written off in the first fiscal quarter of 2000 and are reflected as an extraordinary item in our Statement of Operations for the nine months ended September 30, 2000.

         On January 27, 2000, we entered into a new $125,000,000 senior secured seven-year reducing revolving bank credit facility. This facility also provides for an additional $50,000,000 on substantially the same terms to fund future acquisitions. This additional $50,000,000 borrowing capability is available during the first 24 months of the facility and thereafter will convert to a term loan maturing December 31, 2006. This bank credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund pending and permitted future acquisitions. The facility permits us to request from time to time that the lenders issue letters of credit in an amount up to $25,000,000 in accordance with the same lending provisions. The commitment, and our maximum borrowings, will reduce over five years beginning in 2002 as follows:

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

         Under our bank credit facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and a maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under our credit facility bear interest at a rate equal to (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or
(b) the reserve-adjusted Eurodollar Rate plus the applicable margin. As of September 30, 2000, borrowing under the credit facility bore interest at the rate of 7.87% per annum. We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. Our indebtedness under this credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries' stock and is guaranteed by these subsidiaries. As of September 30, 2000, we had borrowings under this facility of $43,000,000.

         On January 28, 2000, we closed the initial public offering of 16,000,000 shares of our common stock. On February 7, 2000, the underwriters exercised their overallotment of an additional 2,400,000 shares. All shares were sold at $8.50 per share, resulting in gross proceeds of $156,400,000. Net proceeds were approximately $143,836,000. Approximately $27,052,000 of the net proceeds were used to repay all borrowings, accrued interest and related fees under our former bank credit facility along with the fees associated with entering into the new bank credit facility. Approximately $67,325,000 of the net proceeds were used to fund our acquisitions in Utica-Rome and Watertown, New York, which closed on January 28, 2000, and our acquisition in El Paso, Texas, which closed on February 1, 2000. Approximately $5,857,000 of the net proceeds were used to redeem our Series B convertible preferred stock and pay accrued dividends. Approximately $7,296,000 were used to pay accrued dividends on all other series of convertible preferred stock, and those shares were converted to common stock on a one-for-one basis. Approximately $1,513,000 were used to repurchase 275,152 shares of common stock from an affiliate of one of the underwriters in order to comply with the rules of the National Association of Securities Dealers, Inc. The remaining net proceeds of approximately $34,793,000 were used to fund working capital needs and a portion of the cash required for our exchange transaction with Clear Channel, which was completed in August, 2000.

         On September 30, 2000, we completed the sale of our Flagstaff, Arizona radio stations to Yavapai Broadcasting Corporation for approximately $2,000,000. We recorded a note receivable for the $2,000,000 at September 30, 2000 which was collected on October 5, 2000. These proceeds will be used to fund current operating requirements.

         During the third quarter of 2000, we commenced a program to buy back shares of our common stock at certain market price levels. We acquired a total of 195,000 shares in the third quarter for an aggregate purchase price of $1,213,125. Cumulative through October 31, 2000 we have acquired 833,400 shares of our common stock for an aggregate purchase price of $4,461,131.

         We have agreed to acquire, by means of merger with StarCom, Inc., two FM and one AM radio stations serving the St. Cloud, Minnesota market for a total of $5,025,000 in cash. The purchase will be funded with borrowings under our bank credit facility. We have made an escrow deposit in the amount of $350,000. We anticipate closing this transaction by the end of the first quarter of 2001.

         On November 3, 2000, we agreed to sell substantially all the assets of the radio stations in our southern California market to Concord Media Group of California, Inc. for approximately $13,500,000 in cash.

         We also expect over the next three months to incur up to $300,000 of capital expenditures to upgrade our equipment and facilities, primarily at stations recently acquired or those in the process of being acquired, in order to remain competitive and to create cost savings over the long term. These expenditures are expected to include upgrades necessary to return two of the stations recently acquired, which are operating under special temporary authorities, to licensed operations. We believe the cash generated from operations, net proceeds from the sale of our southern California stations and available borrowings under our bank credit facility (approximately $82,000,000 at September 30, 2000, subject to the terms and conditions of the facility) will be sufficient to complete our pending acquisition in St. Cloud, Minnesota and to meet our requirements for corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness.

MARKET RISK

         During the first and third quarters of 2000, we were exposed to the impact of interest rate changes because of borrowings under our bank credit facilities. It is our policy to enter into interest rate transaction only to the extent considered necessary to meet our objectives and to comply with the requirements of our credit facility. We have not entered into interest rate transactions for trading purposes.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We may employ financial instruments to manage our exposure to fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes. In June 2000, the FASB issued SFAS 138, an amendment to SFAS 133. We will adopt SFAS 133 and related amendments, as required in the year 2001, and do not expect the impact of adoption to be material.

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which is effective for the fourth quarter of 2000. In SAB 101, the SEC staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances, some of which are of particular relevance to us. We have evaluated SAB 101 and do not expect the impact of adoption to be material.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Including Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 provides guidance for certain issues that arose in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." We have adopted FIN 44, as required in the third quarter of 2000, and do not expect the impact of adoption to be material.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 29, 2000, we completed the acquisition by means of merger with KZAP, Inc. of radio station KZAP(FM), subject to acceptance for filing of a Certificate of Merger in the State of California. Upon the filing of that certificate, we will issue 233,333 shares of our common stock to the sole shareholder of KZAP, Inc. in consideration of the merger. Of these shares, 8,333 shares are to be held in an escrow account to fund any claims we might assert within one year from the date the shares are deposited into escrow.

         During the period from July 25, 2000 to August 24, 2000, we granted options for the purchase of an aggregate of 74,500 shares of our common stock at exercise prices ranging from $6.625 to $6.843 to a total of 15 employees under the Regent Communications, Inc. 1998 Management Stock Option Plan. These options vest ratably over a five-year period and expire ten years from the date of grant.

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

         (b)      Reports on Form 8-K

         On August 29, 2000, we filed a Current Report on Form 8-K dated August 24, 2000 reporting our acquisitions of substantially all the asets of six FM and four AM radio stations in the Albany, New York and Grand Rapids, Michigan markets, in exchange for substantially all of the assets or our five FM and three AM radio stations in the Mansfield, Ohio and Victorville, California markets and a payment by us of approximately $80,465,000 in cash, all pursuant to an Asset Exchange Agreement with Clear Channel Broadcasting, Inc., Capstar Radio Operating Company and their related entities. A Form 8-K/A was filed on November 7, 2000 to include the proforma and historical financial information required with respect to this transaction.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  REGENT COMMUNICATIONS, INC.



Date: November 14, 2000             By: /s/ Terry S. Jacobs
                                     --------------------------------------
                                     Terry S. Jacobs, Chairman of the Board
                                     and Chief Executive Officer

Date: November 14, 2000             By: /s/ Anthony A. Vasconcellos
                                     --------------------------------------
                                      Anthony A. Vasconcellos,
                                      Chief Financial Officer
                                      and Vice President
                                      (Chief Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER                  EXHIBIT DESCRIPTION


2(a)* Asset Exchange Agreement dated as of March 12, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2(g) to the Registrant's
                  Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)


2(b)* First Amendment to Asset Exchange Agreement made on May 31, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (previously filed as
                  Exhibit 2(b) to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)



2(c)* Second Amendment to Asset Exchange Agreement made on June 2, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (previously filed as
                  Exhibit 2(c) to the Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

2(d) Asset Purchase Agreement made as of October 31, 2000 among Concord Media Group of California, Inc., Regent Broadcasting of Palmdale, Inc. and Regent Licensee of Palmdale, Inc.

                  The following exhibits and schedules to the foregoing Asset Purchase Agreement are omitted as not material; however, copies will be provided to the Securities and Exchange Commission upon request:

                  Exhibit        Description
                  -------        -----------
                  A              Form of Time Brokerage Agreement
                  B              Form of Lease Agreement

                  Schedule       Description
                  --------       -----------
                  1.1(a)         FCC Licenses
                  1.1(b)         Tangible Personal Property
                  1.1(c)         Station Contracts
                  1.1(d)         Intangible Property
                  1.1(f)         Real Property
                  1.2(h)         Excluded Assets
                  7.13           Labor Relations

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