Form 10-K
period 2000-12-31
REGENT COMMUNICATIONS INC
filed 2001-03-29
CIK 913015

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to .............

Commission file number 0-15392

REGENT COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1492857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 East RiverCenter Boulevard

Suite 900
Covington, Kentucky 41011
(Address of principal executive offices) (Zip Code)

(859) 292-0030

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value per share

(Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of March 15, 2001, the aggregate market value of registrant’s common equity held by non-affiliates of registrant was approximately $143,821,767 based upon the closing sale price of $6.3594 on the Nasdaq Stock Market’s National Market for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

      The number of common shares of registrant outstanding as of March 15, 2001 was 33,839,693.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of Registrant’s definitive Proxy Statement to be filed during April 2001 in connection with the 2001 Annual Meeting of Stockholders presently scheduled to be held on May 17, 2001 are incorporated by reference into Part III of this Form 10-K.

REGENT COMMUNICATIONS, INC.

INDEX TO ANNUAL REPORT

ON FORM 10-K

      Regent Communications, Inc. is a holding company. We own and operate our radio stations and hold our radio broadcast licenses in separate subsidiaries. In this report, when we use the term “Regent” and the pronouns “we,” “our” and “us,” we mean Regent Communications, Inc. and all its subsidiaries, unless the context otherwise requires.

PART I

Item 1.  Business

General Development of Business

      We are a radio broadcasting company focused on acquiring, developing and operating radio stations in mid-sized and small markets. We currently own and operate 30 FM and 14 AM radio stations in 11 markets in California, Michigan, Minnesota, New York, Pennsylvania and Texas. We have entered into written agreements to acquire four additional stations in two of our existing markets (Erie, Pennsylvania and St. Cloud, Minnesota) and currently provide programming and certain other services to the St. Cloud stations pending completion of their purchase. We also have agreed to sell three stations in one of our existing markets (Palmdale, California). Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets except Albany, where our cluster ranks third.

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

      Relative to the largest radio markets in the United States, we believe that the mid-sized and small markets represent attractive operating environments because they are generally characterized by the following:

•	a greater use of radio advertising compared to the national average;

•	substantial growth in advertising revenues as national and regional retailers expand into mid-sized and small markets;

•	a weaker competitive environment characterized by small independent operators, many of whom lack the capital to produce locally-originated programming or to employ more sophisticated research, marketing, management and sales techniques;

•	less direct format competition due to a smaller number of stations in any given market; and

•	lower overall susceptibility to fluctuations in general economic conditions due to a lower percentage of national versus local advertising revenues.

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

Completed Acquisitions and Dispositions

      We completed the following acquisitions and dispositions of radio stations during 2000. The purchase prices set forth below were paid in cash, except where otherwise indicated, and include, where applicable, amounts paid under consulting and non-competition agreements but do not include transaction-related costs.

ACQUISITIONS

				Purchase
		No. of		Price		Date
Seller	Market	Stations	Call Letters	(in millions)		Completed

KZAP, Inc.	Chico, CA	1	KZAP(FM)	$2.7	(1)	9/29/00

Clear Channel	Albany, NY	6	WGNA(FM)	115.3	(2)	8/24/00
Broadcasting, Inc. and			WGNA(AM)
related entities			WABT(FM)
			WQBK(FM)
			WQBJ(FM)
			WTMM(AM)

	Grand Rapids, MI	4	WGRD(FM)
			WLHT(FM)
			WNWZ(AM)
			WTRV(FM)

New Wave Broadcasting,	El Paso, TX	3	KLAQ(FM)	23.5		1/31/00
L.P.			KSII(FM)
			KROD(AM)

Forever of NY, Inc. and	Utica-Rome, NY	5	WODZ(FM)	44.7	(3)	1/28/00
related entities			WLZW(FM)
			WFRG(FM)
			WIBX(AM)
			WRUN(AM)

	Watertown, NY	4	WCIZ(FM)
			WFRY(FM)
			WTNY(AM)
			WNER(AM)

(1)	The purchase price paid consisted of 233,333 shares of our common stock.

(2)	The purchase price paid consisted of approximately $80.5 million in cash and substantially all of the assets of our three stations in Mansfield, Ohio and our five stations in Victorville, California.

(3)	The purchase price consisted of approximately $43.8 million in cash and 100,000 shares of our common stock at $8.50 per share.

DISPOSITIONS

				Sale
		No. of		Price	Date
Purchaser	Market	Stations	Call Letters	(in millions)	Completed

Yavapai Broadcasting	Flagstaff, AZ	3	KVNA(AM)	$2.0	9/29/00
			KVNA(FM)
			KZGL(FM)

Clear Channel	Mansfield, OH	3	WYHT(FM)	34.8 (1)	8/24/00
Broadcasting, Inc.			WSWR(FM)
and related entities			WMAN(AM)

	Victorville, CA	5	KZXY(FM)
			KATJ(FM)
			KIXA(FM)
			KROY(AM)
			KIXW(AM)

(1)	We acquired substantially all of the assets of six radio stations in Albany, New York and four radio stations in Grand Rapids, Michigan in exchange for our Mansfield, Ohio and Victorville, California stations and the payment by us of approximately $80.5 million in cash.

Pending Transactions

      We currently have transactions pending which, if completed, will result in the purchase by us of four radio stations, and the sale by us of three radio stations. Closing of each of these transactions is subject to certain conditions, including required governmental approvals.

      On June 21, 2000, we entered into an agreement to acquire by merger with StarCom, Inc. two FM and one AM radio stations (KKRS-FM, KLZZ-FM and KXSS-AM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash. We made an escrow deposit in the amount of $350,000. The Federal Communications Commission has approved the assignment of the station licenses, and we anticipate closing this acquisition in March or April 2001. The closing of this transaction had been delayed by the FCC’s analysis of market revenue share in St. Cloud, Minnesota. On July 1, 2000, pending closing of the purchase, we began providing programming and other services to the stations under a time brokerage agreement.

      On November 3, 2000, we entered into a definitive agreement to sell substantially all the assets of our three Southern California radio stations (KTPI-FM and KAVC-AM licensed to Mojave and Tehachapi, and KOSS-FM licensed to Rosamond) to Concord Media Group, Inc. for approximately $13.5 million. An application seeking FCC approval of the assignment of the station licenses was filed on November 7, 2000. Action on the FCC application for approval of this sale has been delayed due to the filing of an objection by the owner of a competing station in the market based on the alleged ownership concentration claimed to be allocable to the proposed buyer following the sale.

      On December 28, 2000, we entered into a definitive agreement with NextMedia Group II, Inc. and its affiliate to acquire substantially all of the assets of WJET-FM, serving the Erie, Pennsylvania market, for approximately $5.0 million in cash. We delivered an irrevocable letter of credit in the amount of $250,000 to secure our obligations under the agreement. An application seeking approval from the FCC of the assignment of the station licenses was filed on January 12,

2001. The closing of this transaction has been delayed by the FCC’s analysis of market revenue share in Erie, Pennsylvania.

Acquisition Strategy

      Our acquisition strategy is to expand within our existing markets and into new mid-sized and small markets where we believe we can effectively use our operating strategies. In considering new markets, we focus on those markets that have a minimum of $7.0 million in gross radio advertising revenue where we believe we can build a station cluster that will generate at least $1.0 million in annual broadcast cash flow. Although significant competition exists among potential purchasers for suitable radio station acquisitions throughout the United States, we believe that there is currently less competition, particularly from the larger radio operators, in the mid-sized and small markets. After entering a market, we seek to acquire additional stations that will allow us to reach a wider range of demographic groups to appeal to advertisers and increase revenue. We also integrate these stations into our existing operations in an effort to achieve substantial cost savings. We have sold or will sell stations in different markets that did not or do not fit within our existing acquisition strategy.

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

      We believe that our acquisition strategy, properly implemented, affords a number of benefits, including:

•	greater revenue and broadcast cash flow diversity;

•	improved broadcast cash flow margins through the consolidation of facilities and the elimination of redundant expenses;

•	enhanced revenue by offering advertisers a broader range of advertising packages;

•	improved negotiating leverage with various key vendors;

•	enhanced appeal to top industry management talent; and

•	increased overall scale, which should facilitate our capital raising activities.

      We have developed a process for integrating newly acquired properties into our overall culture and operating philosophy, which involves the following key elements:

•	assess format quality and effectiveness so that we can refine station formats in order to increase audience and revenue share;

•	upgrade transmission, audio processing and studio facilities;

•	expand and strengthen sales staff through active recruiting and in-depth training;

•	convert acquired stations to our communications network and centralized networked accounting system; and

•	establish revenue and expense budgets consistent with the programming and sales strategy and corresponding cost adjustments.

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

Operating Strategy

      Our operating strategy focuses on maximizing our radio stations’ appeal to listeners and advertisers and, consequently, increasing our revenue and cash flow. To achieve these goals, we have implemented the following strategies:

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

      Aggressive Sales and Marketing. We seek to maximize our share of local advertising revenue in each of our markets through aggressive sales and marketing initiatives. We provide extensive training through in-house sales and time management programs and independent consultants who hold frequent seminars and are available for consultation with our sales personnel. We emphasize regular, informal exchanges of ideas among our management and sales personnel across our various markets. We seek to maximize our revenue by utilizing sophisticated inventory management techniques to provide our sales personnel with frequent price adjustments based on regional and local market conditions. We further strengthen our relationship with some advertisers by offering the ability to create customer traffic through an on-site event staged at, and broadcast from, the advertiser’s business location. We believe that, prior to their acquisition, many of our newly acquired stations had underperformed in sales, due primarily to undersized sales staffs. Accordingly, we have significantly expanded the sales forces of many of our acquired stations.

      Targeted Programming and Promotion. To maintain or improve our position in each market, we combine extensive market research with an assessment of our competitors’ vulnerabilities in order to identify significant and sustainable target audiences. We then tailor the programming, marketing and promotion of each radio station to maximize its appeal to the targeted audience. We attempt to build strong markets by:

•	creating distinct, highly visible profiles for our on-air personalities, particularly those broadcasting during morning drive time, which traditionally airs between 6:00 a.m. and 10:00 a.m.;

•	formulating recognizable brand names for select stations; and

•	actively participating in community events and charities.

      Decentralized Operations. We believe that radio is primarily a local business and that much of our success will be the result of the efforts of regional and local management and staff. Accordingly, we decentralize much of our operations at these levels. Each of our station clusters is managed by a team of experienced broadcasters who understand the musical tastes, demographics and competitive opportunities of their particular market. Local managers are responsible for preparing annual operating budgets and a portion of their compensation is linked to meeting or surpassing their operating targets. Corporate management approves each station cluster’s annual operating budget and imposes strict financial reporting requirements to track station performance. Corporate management is responsible for long range planning, establishing corporate policies and serving as a resource to local management.

Station Portfolio

      When our pending acquisition and sale transactions are completed, we will own 31 FM and 14 AM radio stations in ten mid-sized and small markets. The following table sets forth information about the stations that we own and expect to own after giving effect to our pending transactions.

      As you review the information in the table below, you should note the following:

•	The abbreviation “MSA” in the table means the market’s rank among the largest metropolitan statistical areas in the United States.

•	The symbol “*” indicates a station that is the subject of one of our pending acquisitions. The symbol “#” indicates a station that we have agreed to sell. The completion of each of the pending acquisition and sale transactions is subject to certain conditions, including governmental approvals. There can be no assurance that these conditions will be satisfied in any particular case.

•	In the Primary Demographic Target column, the letter “A” designates adults, the letter “W” designates women and the letter “M” designates men. The numbers following each letter designate the range of ages included within the demographic group.

•	Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

•	We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets from Investing in Radio 2000 Market Report (4th ed.) published by BIA Publications, Inc.

•	We obtained all market revenue and station cluster market revenue rank information for the Palmdale market from the January 2001 Miller, Kaplan Market Revenue Report, a publication of Miller, Kaplan, Arase & Co., Certified Public Accountants.

•	We obtained all audience share information from the Fall 2000 Radio Market Report published by The Arbitron Company. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

Albany, NY	59			3	18.4
WQBJ(FM)		Rock	M 18-49
WQBK(FM)		Rock	M 18-49
WABT(FM)		80’s	A 25-54
WGNA(FM)		Country	A 25-54
WGNA(AM)		Country	A 25-54
WTMM(AM)		Sports	M 35+

Chico, CA	190			1	20.6
KFMF(FM)		Rock	M 18-49
KALF(FM)		Country	A 25-54
KQPT(FM)		Alternative	A 18-34
KZAP(FM)		Adult Contemporary	W 25-54

El Paso, TX	70			2	17.1
KSII(FM)		Hot Adult Contemporary	W 25-54
KLAQ(FM)		Rock	M 18-49
KROD(AM)		News/Talk	A 35+

Erie, PA	156			2	28.2
WXKC(FM)		Adult Contemporary	W 25-54
WXTA(FM)		Country	A 25-54
WRIE(AM)		Nostalgia	A 35+
WJET(FM)*		Alternative	A 18-34

Flint, MI	119			2	14.8
WCRZ(FM)		Adult Contemporary	W 25-54
WWBN(FM)		Rock	M 18-49
WFNT(AM)		Nostalgia	A 35+

Grand Rapids, MI	66			2	14.3
WLHT(FM)		Adult Contemporary	W 25-54
WGRD(FM)		Rock	M 18-49
WTRV(FM)		Soft Adult Contemporary	W 35+
WNWZ(AM)		CNN Headline News	A 35+

Palmdale, CA	N/A			1	N/A
KTPI(FM)#		Country	A 25-54
KOSS(FM)#		Adult Contemporary	W 25-54
KAVC(AM)#		Religion	A 35+

Redding, CA	215			1	47.2
KSHA(FM)		Soft Adult Contemporary	W 25-54
KNNN(FM)		Current Hit Radio	A 18-34
KRDG(FM)		Oldies	A 35-54
KRRX(FM)		Rock	M 18-49
KNRO(AM)		ESPN	M 35+
KQMS(AM)		News/Talk/Sports	A 35+

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

St. Cloud, MN	212			1	27.0
KMXK(FM)		Adult Contemporary	W 25-54
WWJO(FM)		Country	A 25-54
WJON(AM)		News/Talk	A 35+
KLZZ(FM)*		Classic Rock	M 25-54
KKSR(FM)*		Dance CHR	A 18-34
KXSS(AM)*		Adult Standards	A 35-64

Utica-Rome, NY	151			1	39.4
WODZ(FM)		Oldies	A 35-54
WLZW(FM)		Adult Contemporary	W 25-54
WFRG(FM)		Country	A 25-54
WRUN(AM)		Sports	M 35+
WIBX(AM)		News/Talk	A 35+

Watertown, NY	257			1	43.1
WCIZ(FM)		Classic Hits	A 25-54
WFRY(FM)		Country	A 25-54
WTNY(AM)		Talk	A 35+
WNER(AM)		ESPN	M 35+

Advertising Sales

      Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2000, approximately 86% of our net broadcast revenue was generated from the sale of local and regional advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of our advertisers include telephone companies, restaurants, fast food chains, automotive companies and grocery stores.

      Each station’s local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We pay a higher commission rate to our sales staff for direct advertising sales. Through direct advertiser relationships, we can better understand the advertiser’s business needs and more effectively design advertising campaigns to sell the advertiser’s products. We employ personnel in each of our markets to produce commercials for the advertiser. In-house production combined with effectively designed advertising establishes a stronger relationship between the advertiser and the station cluster. National sales are made by a firm specializing in radio advertising sales on the national level in exchange for a commission based on gross revenue. Regional sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, are generally made by our local sales staff.

      Depending on the programming format of a particular station, we estimate the optimum number of advertising spots available. The number of advertisements that can be broadcast without jeopardizing listening levels is limited in part by the format of a particular station. Our stations strive to maximize revenue by managing advertising inventory. Our stations adjust pricing based on local market conditions and the ability to provide advertisers with an effective means of reaching a targeted demographic group. Each of our stations has a general target level of on-air inventory. This target level of inventory may be different at different times of the day but tends to remain stable over time. Much of our selling activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than our target inventory level for a particular station. Therefore, most changes in revenue can be explained by demand-driven pricing changes.

      A station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned to the station and the time they spend listening. Each station’s ratings are used by its advertisers and advertising representatives to consider advertising with the station and are used by us to chart audience levels, set advertising rates and adjust programming. The radio broadcast industry’s principal ratings service is The Arbitron Company, which publishes periodic ratings surveys for significant domestic radio markets. These surveys are our primary source of audience ratings data.

      We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on the following:

•	the supply of, and demand for, radio advertising time;

•	a station’s share of audiences in the demographic groups targeted by advertisers, as measured by ratings surveys estimating the number of listeners tuned to the station at various times; and

•	the number of stations in the market competing for the same demographic groups.

      Rates are generally highest during morning and afternoon commuting hours.

Competition

      The radio broadcasting industry is highly competitive. The success of each station depends largely upon audience ratings and its share of the overall advertising revenue within its market. Stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. Building a strong listener base consisting of a specific demographic group in a market enables an operator to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing format to compete directly for listeners and advertisers. A station’s decision to convert to a format similar to that of another radio station in the same geographic area may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower broadcast cash flow.

      Factors that are material to a radio station’s competitive position include management experience, the station’s local audience rank in its market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. Recent changes in FCC policies and rules permit increased ownership and operation of multiple local radio stations. Management believes that radio stations that elect to take advantage of joint arrangements such as local marketing agreements or joint sales agreements may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services.

      Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC’s multiple ownership rules regulating the number of stations that may be owned or controlled by a single entity.

      Stations compete for advertising revenue with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable or direct broadcast satellite television systems, by satellite-delivered digital audio radio service and by in-band digital audio broadcasting. Satellite-delivered digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. In-band digital audio broadcasting may deliver multi-channel, multi-format programming in the same bands now used by AM and FM broadcasters. The delivery of information through the Internet also could create a new form of competition.

      The FCC has adopted rules creating a new low power radio service that will open up opportunities for new “microbroadcasting” FM radio stations that would serve small, localized areas. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurances, however, that this historical growth will continue.

Employees

      At March 15, 2001, we employed approximately 576 persons. Twelve of our employees in Watertown, New York are covered by a collective bargaining agreement. None of our other employees is covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

Federal Regulation of Radio Broadcasting

      Introduction. Our ownership, operation, purchase and sale of radio stations is regulated by the FCC, which acts under authority derived from the Communications Act of 1934, as amended. Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	issues, renews, revokes and modifies station licenses;

•	determines whether to approve changes in ownership or control of station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.

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

      The FCC classifies each AM and FM station. An AM station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM stations are assigned to serve wide areas. Clear channel AM stations are classified as either: Class A stations, which operate on an unlimited time basis and are designed to render primary and secondary service over an extended area; Class B stations, which operate on an unlimited time basis and are designed to render service only over a primary service area; or Class D stations, which operate either during daytime hours only, during limited times only or on an unlimited time basis with low nighttime power. A regional channel is one on which Class B and Class D AM stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM stations operate on an unlimited time basis and serve primarily a community and the suburban and rural areas immediately contiguous thereto. Class C AM stations operate on a local channel and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

      The minimum and maximum facilities requirements for a FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. The FCC recently adopted a rule that subjects Class C FM stations to involuntary downgrades to Class C0 if they do not meet certain antenna height specifications.

      The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain (HAAT), power and frequency of each of the stations that are owned and operated by us or that are the subject of a pending acquisition, and the date on which each station’s FCC license expires.

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License

Albany, NY	WQBJ(FM)	B	150.0	50.0	103.5 MHz	06/01/06
	WQBK(FM)	A	92.0	6.0	103.9 MHz	06/01/06
	WABT(FM)	A	107.0	5.0	104.5 MHz	06/01/06
	WGNA(FM)	B	300.0	12.50	107.7 MHz	06/01/06
	WGNA(AM)	B	N/A	5.0	1460 kHz	06/01/06
	WTMM(AM)	B	N/A	5.0	1300 kHz	06/01/06

Chico, CA	KFMF(FM)	B1	344	2.0	93.9 MHz	12/01/05
	KQPT(FM)	B	193	28.0	107.5 MHz	12/01/05
	KALF(FM)	B	386	7.0	95.7 MHz	12/01/05
	KZAP(FM)	B1	393	1.5	96.7 MHz	12/01/05

El Paso, TX	KSII(FM)	C	433	98.0	93.1 MHz	08/01/05
	KLAQ(FM)	C	424	88.0	95.5 MHz	08/01/05
	KROD(AM)	B	N/A	5.0	600 kHz	08/01/05

Erie, PA	WXKC(FM)	B	150	50.0	99.9 MHz	08/01/06
	WRIE(AM)	B	N/A	5.0	1260 kHz	08/01/06
	WXTA(FM)	B1	154	10.0	97.9 MHz	08/01/06
	WJET(FM)*	A	614	1.7	102.3 MHz	08/01/06

Flint, MI	WCRZ(FM)	B	331	50.0	107.9 MHz	10/01/04
	WWBN(FM)	A	328	6.0	101.7 MHz	10/01/04
	WFNT(AM)	B	N/A	5.0 daytime	1470 kHz	10/01/04
				1.0 night

Grand Rapids, MI	WLHT(FM)	B	168.0	40.0	95.7 MHz	10/01/04
	WGRD (FM)	B	180.0	13.0	97.9 MHz	10/01/04
	WTRV(FM)	A	92.0	3.50	100.5 MHz	10/01/04
	WNWZ (AM)	B	N/A	1.0 daytime	1410 kHz	10/01/04
				.05 night

Palmdale, CA	KAVC(AM)#	C	N/A	1.0	1340 kHz	12/01/05
	KOSS(FM)#	A	94	2.9	105.5 MHz	12/01/05
	KTPI(FM)#	A	176	1.9	103.1 MHz	12/01/05

Redding, CA	KRRX(FM)	C	600	100.0	106.1 MHz	12/01/05
	KNNN(FM)	A	100	5.3	99.3 MHz	12/01/05
	KQMS(AM)	C	N/A	1.0	1400 kHz	12/01/05
	KSHA(FM)	C	475	100.0	104.3 MHz	12/01/05
	KRDG(FM)	C2	325	9.9	105.3 MHz	12/01/05
	KNRO(AM)	B	N/A	10.0 daytime	1670 kHz	12/01/05
				1.0 night

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License

St. Cloud, MN	KMXK(FM)	C2	150	50.0	94.9 MHz	04/01/05
	WJON(AM)	C	N/A	1.0	1240 kHz	04/01/05
	WWJO(FM)	C	305	97.0	98.1 MHz	04/01/05
	KKSR(FM)*	C2	453	50.0	96.7 MHz	04/01/05
	KLZZ(FM)*	C3	413	9.0 cp	103.7 MHz	04/01/05
	KXSS(AM)*	B	N/A	2.5 daytime	1390 kHz	04/01/05
				1.0 night

Utica-Rome, NY	WODZ(FM)	B1	184	7.4	96.1 MHz	06/01/06
	WLZW(FM)	B	201	25.0	98.7 MHz	06/01/06
	WFRG(FM)	B	151	100.0	104.3 MHz	06/01/06
	WIBX(AM)	B	N/A	5.0	950 kHz	06/01/06
	WRUN(AM)	B	N/A	5.0 daytime	1150 kHz	06/01/06
				1.0 night

Watertown, NY	WCIZ(FM)	A	100	6.0	93.3 MHz	06/01/06
	WFRY(FM)	C1	145	97.0	97.5 MHz	06/01/06
	WTNY(AM)	B	N/A	1.0	790 kHz	06/01/06
	WNER(AM)	B	N/A	5.0 daytime	1410 kHz	06/01/06
				1.0 night

*	Stations indicated with an asterisk (*) are subject to acquisition by us under an existing agreement.

#	We have agreed to sell those stations indicated with a pound sign (#).

      Transfers or Assignment of Licenses. The Communications Act prohibits the assignment or transfer of a broadcast license without the prior approval of the FCC. In determining whether to grant approval, the FCC considers a number of factors pertaining to the licensee (and proposed licensee), including:

•	compliance with the various rules limiting common ownership of media properties in a given market, as well as level of market concentration that would result from the proposed transaction;

•	the “character” of the licensee and those persons holding “attributable” interests in the licensee; and

•	compliance with the Communications Act’s limitations on alien ownership as well as compliance with other FCC regulations and policies.

      To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a “substantial change” in ownership or control, the application must be placed on public notice for not less than 30 days during which time petitions to deny or other objections against the application may be filed by interested parties, including members of the public. Once the FCC grants an application, interested parties may seek reconsideration of that grant for 30 days, after which time the FCC may for another ten days reconsider the grant on its own motion. If the application does not involve a “substantial change” in ownership or control, it is a “pro forma” application. The “pro forma” application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

      Multiple Ownership Rules. The Communications Act, the Telecommunications Act of 1996 and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market. These rules preclude us from acquiring certain stations we might otherwise seek to acquire. The rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market. The local radio ownership rules are as follows:

•	in markets with 45 or more commercial radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

•	in markets with 30 to 44 commercial radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

•	in markets with 15 to 29 commercial radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

•	in markets with 14 or fewer commercial radio stations, ownership is limited to five commercial stations or no more than 50.0% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.

      The FCC has, for several years, followed a practice of reviewing proposed transactions based on the degree of concentration that would result from such transactions in the market for radio advertising revenue. The FCC has recently signaled that it may undertake a full-scale review of what, if any, consideration should be given in its review of license transfer applications to issues of market concentration. The outcome of such a review, and whether it will be conducted, remains uncertain.

      In addition to the limits on the number of radio stations that a single owner may own in a particular geographic market, the FCC also has cross-ownership rules which limit or prohibit radio station ownership by the owner of television stations or a newspaper in the same market. The FCC has revised its radio/television cross-ownership rule to allow for greater common ownership of radio and television stations. The revised radio/television cross-ownership rule permits a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, and one radio station in all markets. In addition, an owner can own additional radio stations, subject to local ownership limits for the market, as follows:

•	in markets where 20 media voices will remain, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where ten media voices will remain, an owner may own an additional three radio stations.

A “media voice” includes each independently-owned, full power television and radio station and each newspaper, plus one voice for all cable television systems operating in the market. The FCC’s broadcast/newspaper cross-ownership rule prohibits the same owner from owning a broadcast station and a daily newspaper in the same geographic market.

      The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5.0% or more of the corporation’s voting stock are generally attributable. In addition, certain passive investors are attributable if they hold 20.0% or more of the corporation’s voting stock. The FCC recently removed its former rule that the interests of minority shareholders in a corporation were not attributable if a single entity or individual held 50.0% or more of that corporation’s voting stock. While removing the rule, the FCC grandfathered as non-attributable those minority stock interests that were held as of the date of the FCC’s order.

      The FCC has adopted a rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder. Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33.0% of the value of the station’s total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15.0% of the station’s weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television, and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. The attribution rules limit the number of radio stations we may acquire or own in any market and may also limit the ability of certain potential buyers of stations owned by us from being able to purchase some or all of the stations which they might otherwise wish to purchase from us.

      Alien Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by aliens, including any corporation if more than 20.0% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is directly or indirectly controlled by any other corporation of which more than 25.0% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest. These restrictions apply in similar fashion to other forms of businesses and organizations, including partnerships and limited liability companies. Our charter provides that our capital stock is subject to redemption by us by action of the Board of Directors to the extent necessary to prevent the loss of any license held by us, including any FCC license.

      Time Brokerage. Over the past few years, a number of radio stations have entered into what have commonly been referred to as time brokerage agreements or local marketing agreements. While these agreements may take varying forms, under a typical time brokerage agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these arrangements, separately-owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of time brokerage agreement is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

      The FCC’s rules provide that a radio station that brokers more than 15.0% of its weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, in a market where we own a radio station, we would not be permitted to enter into a time brokerage agreement with another local radio station in the same market that we could not own under the local ownership rules, unless our programming on the brokered station constituted 15.0%

or less of the other local station’s programming time on a weekly basis. FCC rules also prohibit a radio station from duplicating more than 25.0% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage agreement where the brokered and brokering stations which it owns or programs serve substantially the same area.

      Programming and Operation. The Communications Act requires broadcasters to serve the public interest. Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of types of programming responsive to the needs of a station’s community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application, although listener complaints may be filed and considered at any time and must be maintained in the station’s public file.

      Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, the advertisement of casinos and lotteries, sponsorship identification and technical operations, including limits on radio frequency radiation.

      On January 20, 2000, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. Broadcasters may fulfill this requirement by sending the station’s job vacancy information to organizations that request it, participating in community outreach programs or designing an alternative recruitment program. Broadcasters with five or more full-time employees must place in their public files annually a report detailing their recruitment efforts and must file a statement with the FCC certifying compliance with the rules every two years. Broadcasters with ten or more full-time employees must file their annual reports with the FCC midway through their license term. Broadcasters also must file employment information with the FCC annually for statistical purposes. In January 2001, the U.S. Court of Appeals for the District of Columbia Circuit vacated these rules and remanded them to the FCC for further consideration. While the rules have been suspended, their future is uncertain as the FCC seeks reconsideration of certain aspects of the Court’s decision, and as it considers the rules on remand.

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

      Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters include:

•	proposals to impose spectrum use or other fees on FCC licensees;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	changes in the FCC’s attribution and multiple ownership policies, including narrowing the definition of the local market for multiple ownership purposes;

•	changes to broadcast technical requirements;

•	proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone, cable television or other communication lines; and

•	proposals to limit the tax deductibility of advertising expenses by advertisers.

      The FCC currently is considering standards for evaluating, authorizing, and implementing terrestrial digital audio broadcasting technology, including In-Band On-Channel™ technology, for FM radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel™ technology would permit an FM station to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what regulations the FCC will adopt regarding digital audio broadcasting or In-Band On-Channel™ technology and what effect such regulations would have on our business or the operations of our radio stations.

      On January 20, 2000, the FCC voted to adopt rules creating a new low power FM radio service. The new low power stations will operate at a maximum power of between ten and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide noncommercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity, including Regent, will be permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants will not be permitted to own more than one station nationwide during the initial two-year period. After the initial two-year period, entities will be allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations will not be transferable. The FCC has begun to accept applications for new, low power FM stations.

      At this time it is difficult to assess the competitive impact of these new stations. Although the new low power stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, we cannot be certain of the level of interference that low power stations will cause after they begin operating. Moreover, if low power FM stations are licensed in the markets in which we operate, the low power stations may compete for listeners and advertisers. The low power stations may also limit our ability to obtain new licenses or to modify our existing facilities, or cause interference to areas of existing service that are not protected by the FCC’s rules, any of which may have a material adverse affect on our business.

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

      In June 1998, we received a civil investigative demand from the Antitrust Division of the Department of Justice requesting certain information regarding our acquisition of radio stations in Redding, California to enable the Department of Justice to determine, among other things, whether our Redding acquisitions resulted in excessive concentration in the market. We have responded to the information request and the matter is still pending. Even if the Department of Justice were to proceed with and successfully challenge the Redding acquisitions and we were required to divest one or more radio stations in Redding, the result would not have a material adverse effect on our financial condition or results of operations.

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

Item 2.  Properties

      The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

      We currently own studio facilities in Redding, California; Burton (Flint), Michigan; St. Cloud, Minnesota; Whitesboro (Utica-Rome), New York; and Watertown, New York. We own transmitter and antenna sites in Mojave (Palmdale), California; Redding, California; Burton (Flint), Michigan; St. Cloud, Stearns County and Graham Township (St. Cloud), Minnesota; Whitestown, Deerfield and Kirkland (Utica-Rome), New York; Watertown and Rutland (Watertown), New York; El Paso, Texas; Albany, New York; and Grand Rapids, Michigan. We expect to acquire additional real estate and to dispose of certain real estate in connection with our pending transactions. We lease our remaining studio and office facilities, including corporate office space in Covington, Kentucky and Old Brookville, New York, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment.

      The two AM stations in the Watertown, New York market are operating under special temporary authorities which will expire in July, 2001. The FCC has renewed these temporary authorities, which by statute can last no longer than six months, every six months since November, 1998. We expect that the FCC will grant further extensions of these special temporary authorities to allow us time to repair those transmission facilities to return the stations to licensed operations. However, due to the long period of time during which they have been operating under temporary authorizations, there can be no guarantee that the FCC will grant further extensions, in which event we might be required to interrupt service on these stations. An interruption in service at these stations would not have a material adverse effect on our financial condition or results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      There was no matter submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      Shares of our common stock have been quoted on The Nasdaq Stock Market under the symbol RGCI since January 25, 2000 following effectiveness of the registration statement for the initial public offering of our common stock. The following table sets forth, for each of the calendar quarters indicated, the reported high and low closing sale prices of our common stock as reported in the Nasdaq National Market.

	High	Low

2000

First quarter (commencing January 25, 2000)	$14.0000	$9.3750

Second quarter	$12.1875	$5.0625

Third quarter	$8.8750	$5.2500

Fourth quarter	$6.8750	$3.5000

      As of March 15, 2001, there were approximately 338 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

      We have never declared or paid cash dividends on our common stock and do not intend to do so in the foreseeable future. In addition, our credit agreement with our lenders prohibits the payment of cash dividends on our common stock.

      In May 2000, a total of 34,095 shares of our common stock was issued to four former directors of Faircom Inc. at a price of $1.1064 per share upon the exercise of options that were outstanding under the Regent Communications, Inc. Faircom Conversion Stock Option Plan which provided substitute options for those granted under the Faircom Inc. Stock Option Plan prior to our merger with Faircom Inc. On October 25, 2000, we granted to eligible employees under our 1998 Management Stock Option Plan options to purchase a total of 10,500 shares of our common stock at $5.50 per share. The options granted are exercisable in five annual increments (up to one-fifth each year) beginning on the first anniversary of the date of grant. These options and shares issued on exercise of options were issued in private transactions to a limited number of select persons based upon exemptions from the registration requirements of the Securities Act of 1933, as amended, provided under Section 4(2) of that Act and the rules and regulations promulgated thereunder.

Item 6.  Selected Financial Data

      The selected financial data below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(In thousands, except per share data)

Operating Results(1)(2):

Net broadcasting revenues	$44,107	$23,854	$14,772	$5,993	$4,874

Income (loss) from operations	831	(612)	(433)	1,015	1,223

Income (loss) before income taxes and extraordinary items	14,966	(6,300)	(3,290)	(363)	279

Extraordinary items	(1,114)	(471)	(1,170)	(4,333)	—

Net income (loss)	13,852	(6,771)	(4,460)	(4,696)	279

Preferred stock dividend requirements	(629)	(5,205)	(2,166)	—	—

Preferred stock accretion	(26,611)	(17,221)	(4,787)	—	—

Basic and Diluted Net Loss Per Common Share:

Income (loss) before extraordinary items	$(0.39)	$(119.69)	$(42.67)	$(1.51)	$1.16

Extraordinary items	(0.03)	(1.96)	(4.88)	(18.06)	—

Basic and diluted net income (loss) per common share	$(0.42)	$(121.65)	$(47.55)	$(19.57)	$1.16

Weighted average number of common shares used in basic and diluted calculations	31,715	240	240	240	240

Balance Sheet Data:

Current assets	$12,012	$10,329	$11,619	$1,919	$1,306

Total assets	252,733	83,727	67,618	13,010	4,326

Current liabilities	4,902	3,115	13,027	860	1,068

Long-term debt, less current portion	45,010	25,331	34,618	21,912	7,277

Redeemable preferred stock	—	89,265	27,406	—	—

Total stockholders’ equity (deficit)	$198,420	$(37,810)	$(10,077)	$(10,182)	$(5,486)

(1)	Acquisitions in 1998, 1999, and 2000 affect comparability among years (see Note 2 in Notes to Financial Statements).

(2)	On June 15, 1998, we acquired, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. for 3,700,000 shares of our Series C convertible preferred stock. The acquisition was treated for accounting purposes as the acquisition of Regent by Faircom under the purchase method of accounting, with Faircom as the accounting acquirer. Consequently, the historical financial statements prior to June 15, 1998, the date of merger, are those of Faircom.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

  General

      Our company was formed in November 1996 to acquire, own and operate clusters of radio stations in small and mid-sized markets. Since that time, we have consummated a number of mergers, acquisitions, borrowings and issuances of additional equity, including the successful completion of an initial public offering (IPO) of 18,400,000 shares of common stock in January 2000. Concurrently with the IPO, we entered into a new revolving credit facility, and terminated our old revolving credit facility. The IPO and new credit facility have strengthened our balance sheet and allowed us to triple our asset base in year 2000 through the acquisition of 23 radio stations in six markets and the disposal of 11 radio stations in three markets. As a result of these transactions, we now own and operate a total of 44 radio stations in 11 markets and have entered into three new markets that rank among the top 70 markets in the country (Albany, New York; Grand Rapids, Michigan; and El Paso, Texas). We also began providing programming and other services to three additional stations in St. Cloud, Minnesota that we have agreed to acquire.

      The principal source of our revenue is the sale of broadcasting time on our radio stations for advertising. As a result, our revenue is affected primarily by the advertising rates our radio stations charge. Correspondingly, the rates are based upon a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic Arbitron Radio Market Reports. In 2000, our radio stations derived approximately 86% of their net broadcast revenues from local and regional advertising in the markets in which they operated, and the remainder resulted principally from the sale of national advertising.

      The financial results of our business are seasonal. As is typical in the radio broadcasting industry, our first calendar quarter will be expected to produce the lowest revenues for the year, and the fourth calendar quarter will be expected to produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

      Excluding gains on the sale or exchange of radio stations, we have historically generated net losses primarily as a result of significant non-cash charges for depreciation and amortization relating to the acquisition of radio stations and interest charges on outstanding debt. We have historically amortized the FCC licenses and goodwill attributable to substantially all of our radio station acquisitions made prior to 2000 over a 15- to 40-year period. Based upon the large number of acquisitions we consummated within the last two years, we anticipate that depreciation and amortization charges will continue to be significant for several years. To the extent that we complete additional acquisitions, our interest expense and depreciation and amortization charges are likely to increase. We are amortizing the FCC licenses and goodwill attributable to our acquisitions in 2000 and beyond over a useful life not to exceed 20 years.

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

      The performance of a radio station group, such as ours, is customarily measured by its ability to generate broadcast cash flow. The term “broadcast cash flow” means operating income (loss) before depreciation and amortization and corporate general and administrative expenses, excluding barter activity. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

  Effect of Recently Issued Accounting Pronouncements

      The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” which is effective for the fourth quarter of 2000. In SAB 101, the SEC staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances. We have evaluated SAB 101 and have determined that the impact of adoption is not material.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Including Stock Compensation — an Interpretation of APB Opinion No. 25.” FIN 44 provides guidance for certain issues that arose in applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We have adopted FIN 44, as required in the third quarter of 2000, and deemed that the impact of adoption is not material.

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As of December 31, 2000, we have not employed any financial instruments to manage our interest rate exposure. We may employ financial instruments to manage our exposure to fluctuations in interest rates. We do not hold or issue such financial instruments for trading purposes. In June 2000, the FASB issued SFAS 138, an amendment to SFAS 133. We have adopted SFAS 133 and related amendments, as required in the year 2001, and have determined the impact of adoption to be immaterial.

  Cautionary Statement Concerning Forward-Looking Statements

      This Form 10-K includes certain forward-looking statements with respect to our company and its business that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. They use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project” and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Results of Operations

      Following is a discussion of the key factors that have affected our business over the last three years. This commentary should be read in conjunction with our consolidated financial statements and the related footnotes.

  2000 Compared to 1999

      In 2000 compared to 1999, we experienced substantial increases in net broadcast revenues, station operating expenses, depreciation and amortization, corporate general and administrative expenses, and interest expense, due primarily to our year 2000 acquisitions of radio stations in El Paso, Texas; Utica/ Rome, Watertown and Albany, New York; Grand Rapids, Michigan; and Chico, California; as well as a time brokerage arrangement in St. Cloud, Minnesota. Accordingly, the results of our operations in 2000 are not comparable to those of the prior period, nor are they necessarily indicative of results in the future.

  Net Revenues, Station Operating Expenses, and Broadcast Cash Flow

      Net broadcast revenues, operating expenses and broadcast cash flow in 2000 increased 84.9%, 64.7% and 152.0%, respectively, over that of the 1999 period. While acquisitions have affected the comparability of our 2000 operating results to those of 1999, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of any markets under contract for disposition. These comparable results between 2000 and 1999 are listed in the table below by quarter.

	Net Revenue	Broadcast Cash Flow

	(Dollars in thousands)

First Quarter 2000	$3,602	$706

First Quarter 1999	$3,336	$635

% change	8.0%	11.2%

Second Quarter 2000	$2,408	$670

Second Quarter 1999	$2,200	$595

% change	9.5%	12.6%

Third Quarter 2000	$3,293	$982

Third Quarter 1999	$2,947	$780

% change	11.7%	25.9%

Fourth Quarter 2000	$4,082	$1,097

Fourth Quarter 1999	$3,476	$835

% change	17.4%	31.4%

      Note:  Each quarter represents the markets and stations that we owned or operated for five full quarters at that time.

  Corporate Expenses

      Corporate general and administrative expenses increased from $2.8 million in 1999 to $4.5 million in 2000, reflecting the increased infrastructure required to support a public company whose stock is listed on a national exchange. Corporate personnel increased by approximately 50% from 1999 to 2000 and additionally, we moved into new corporate facilities in the third quarter of 2000 to accommodate the new infrastructure.

  Depreciation and Amortization

      Due to purchase price allocations of $11.1 million of property and equipment in addition to $176.2 million of intangible assets from acquisitions in 2000, depreciation and amortization expense increased by approximately 155% compared to 1999 from $3.4 million in 1999 to $8.6 million in 2000. Additionally, for properties acquired in 2000, we are amortizing intangibles over 20 years rather than 40 years for properties acquired in 1999 and prior years.

  Interest Expense

      Interest expense decreased by approximately 19% in 2000 compared to 1999 as average debt levels in 2000 were approximately $16.5 million, compared to average debt levels of $39.2 million in 1999. Average debt levels were lower in 2000 as we had paid down all our debt with proceeds from the IPO in January and subsequently did not incur any borrowings until August when we borrowed $44.0 million under our new credit facility. The interest expense savings on the lower debt levels in 2000 were partially offset by increased commitment fees on the unborrowed capacity of our new credit facility.

  Gain on the Sale of Radio Stations

      On August 24, 2000, we completed an exchange agreement entered into with Clear Channel Broadcasting, Inc, Capstar Radio Operating Company and their affiliates in which we exchanged our eight stations serving the Mansfield, Ohio (2 FM/1 AM) and Victorville, California (3 FM/2 AM) markets plus approximately $80.5 million in cash for ten stations serving the Grand Rapids, Michigan (3 FM/1 AM) and Albany, New York (4 FM/2 AM) markets. As a result of this transaction, we recognized a gain on the exchange of approximately $17.8 million which is reflected in the Consolidated Statement of Operations for the year ended December 31, 2000.

  Income Tax Expense

      We have cumulative federal and state tax loss carryforwards of approximately $44.4 million at December 31, 2000. These loss carryforwards will expire in years 2001 through 2020. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. In 1998 and 1999, we established a valuation allowance against our deferred tax assets following an assessment of the realizability of such amounts.

      In 2000, we recognized a gain of approximately $17.8 million on the asset exchange from the Clear Channel transaction. For tax purposes this transaction was treated as a like-kind exchange resulting in a deferred tax liability pursuant to the provisions of Internal Revenue Code Section 1031, of approximately $6.3 million. In arriving at the determination as to the amount of the valuation allowance required for the current year, we considered the impact of deferred tax liabilities resulting from purchase transactions; statutory restrictions on the use of operating losses and a tax planning strategy available to us. Consequently, we determined that no valuation allowance is required for 2000 and released the full valuation allowance. As a result of these events, no income tax expense was recorded in 2000. On a quarterly basis, we will assess whether it remains more likely than not that the deferred tax asset will be realized.

  Extraordinary Loss

      On January 28, 2000, we paid off the outstanding debt from our old credit facility, accrued interest and related fees totaling approximately $25.1 million using proceeds from our IPO. This final paydown resulted in an extraordinary loss of approximately $1.1 million, net of income tax, from the write-off of deferred financing costs.

  1999 Compared to 1998

      On June 15, 1998, we completed a merger with Faircom Inc. in which Faircom merged into one of our subsidiaries. Even though our subsidiary was the surviving entity in the merger, Faircom was deemed to be the “accounting acquirer,” and the historical financial statements of Faircom became our historical financial statements. Accordingly, our results of operations and those of the other entities that merged with or were acquired by us as part of the transactions completed June 15, 1998 have been included in our consolidated financial statements only from June 15, 1998.

      Because of our June 1998 acquisitions (see Note 2) and, to a lesser extent, our acquisitions of stations in St. Cloud, Minnesota and Erie, Pennsylvania in 1999, we experienced substantial increases in net broadcast revenues, station operating expenses, depreciation and amortization, corporate general and administrative expenses, and interest expense in 1999 compared to 1998. Accordingly, the results of our operations in 1999 are not comparable to those of the prior period.

      For 1999 compared to 1998, net broadcast revenues increased 61.5% from $14.8 million to $23.9 million, station operating expenses increased 65.8% from $11.1 million to $18.3 million, and depreciation and amortization increased 48.0% from $2.3 million to $3.4 million. We experienced a 48.0% increase from $1.9 million to $2.8 million in corporate general and administrative expenses in 1999 compared to 1998. This increase was comparatively less than the increase in net broadcasting revenues and station operating expenses because these expenses in 1998 included $530,000 in additional compensation expense resulting from our issuance of stock options in the Faircom merger to two officers of Faircom, as provided in the merger agreement. Interest expense increased 82.0% from $2.9 million to $5.2 million as a result of increased borrowings used to finance the various acquisitions and a $1.1 million charge to interest expense due to an increase in our warrant liability, along with a $162,000 charge related to the write-off of deferred financing fees in connection with the modification of our former bank credit facility. Additionally, in 1999 as a result of the old credit facility paydown in accordance with the original terms of the credit facility, we recognized an extraordinary loss of $471,000, net of income tax, from the write-off of related deferred financing costs. The effective tax rate applied to the extraordinary loss was zero due to the Company’s cumulative loss carryforward position.

      While acquisitions have affected the comparability of our 1999 operating results to those of 1998, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we had been operating for five full quarters, exclusive of any markets held for sale. This group of comparable markets in 1999, is represented by six markets and 24 stations. In these comparable markets, for the six months ended December 31, 1999 as compared to the same period in 1998, our net broadcast revenues, excluding barter revenues, increased 3.2% and broadcast cash flow increased by 1.1%.

      These comparative results were adversely affected by circumstances in our Flint, Michigan market. The competitive environment in Flint changed in late 1997 with the addition of a new commercial FM radio station. The Flint school system previously owned this station and operated it as a non-commercial facility. The school board sold the station at auction to an experienced commercial broadcaster. In 1998, and shortly before we took control of Faircom’s cluster of three stations in the Flint market, the new commercial station changed format and in 18 months became the top station in the marketplace in terms of adult listenership. Its success impacted advertising market rates and the distribution of advertising dollars to stations in the market, adversely affecting our market share of revenues, along with that of other competitors. It was estimated by an industry source that in 1999, its first full year of commercial operation, the new station would capture approximately 17% of the market revenue. In January 1999, we made significant changes in the management structure and personnel at our Flint stations, which had been delayed due to certain contractual arrangements. The acclimation of the new management team and related operational changes took most of 1999 to have effect. For these reasons, we do not believe the results of our Flint stations were comparable to those of the prior year until the end of the first quarter of 2000.

      For the 21 stations in our other five comparable markets, net broadcast revenues, excluding barter revenues, increased 7.3% and broadcast cash flow increased 12.9% for the six months ended December 31, 1999 as compared to the same period in 1998.

Liquidity and Capital Resources

      Our cash balance at December 31, 2000 was approximately $778,000 compared to $3.4 million at December 31, 1999. Net cash provided by operating activities was $3.1 million in 2000 compared to $2.4 million cash used in operating activities in 1999. The increase was due primarily to the operating activities of radio stations acquired in 2000. Cash flow used in investing activities increased to $148.7 million in 2000 compared to $15.5 million used in 1999, due to the increase in the acquisition of radio stations in 2000. Cash flows provided by financing activities increased to $142.9 million in 2000 compared to $20.8 million in 1999 due primarily to net proceeds received from our IPO in January 2000.

Sources of Funds

      In 2000, our sources of cash totaled approximately $199 million and were derived from a combination of the net proceeds from the issuance of common stock; borrowings from our new credit facility; cash provided from operating activities; and proceeds from the sale of our stations in Flagstaff, Arizona.

      On January 27, 2000, we terminated our old credit facility and entered into a new credit facility, which is a $125.0 million senior secured seven-year reducing revolving facility, that also provides for an additional $50.0 million on substantially the same terms, to fund future acquisitions, subject to terms and conditions of the credit agreement. This additional $50.0 million borrowing capability is available during the first 24 months of the facility and thereafter will convert to a term loan maturing December 31, 2006. This credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund pending and permitted future acquisitions. The credit facility also permits us to request from time to time that the lenders issue letters of credit in an amount up to $25.0 million in accordance with the same lending provisions. The commitment, and our maximum borrowings, will reduce over five years beginning in 2002 as follows (In thousands):

December 31,	Commitment Amount

2001	$125,000

2002	106,250

2003	87,500

2004	62,500

2005	37,500

2006	–0–

      The $25.0 million letter of credit sub-limit also reduces proportionately but not below $15.0 million. Mandatory prepayments and commitment reductions will also be required from certain asset sales, subordinated debt proceeds, excess cash flow amounts and sales of equity securities.

      Under the new credit facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under our credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin which varies between 1.25% and 2.75% depending upon our financial leverage. Borrowings under the new credit facility bore interest at the rate of 8.05% as of December 31, 2000. We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. Our indebtedness under the credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by these subsidiaries. As of March 15, 2001, we had borrowings under this facility of $44.0 million.

      On January 28, 2000, we closed our IPO of 16,000,000 shares of our common stock. On February 7, 2000, the underwriters exercised their over-allotment of an additional 2,400,000 shares. All shares were sold at $8.50 per share, resulting in gross proceeds of $156.4 million and net proceeds of approximately $143.8 million (see Note 3).

      On September 29, 2000, we completed the sale of our Flagstaff, Arizona radio stations to Yavapai Broadcasting Corporation for approximately $2.0 million. These proceeds were used to reduce outstanding borrowings on the new credit facility.

  Uses of Funds

      In 2000, we utilized our sources of cash primarily to acquire radio stations totaling $148.9 million; pay off our credit facility debt and related costs in the amount of $30.7 million; and fund other financing activities totaling $20.2 million.

      The net proceeds from the IPO in January 2000 were used as follows: approximately $27.1 million was used to repay all borrowings, accrued interest and related fees under our old credit facility along with the fees associated with entering into the new bank credit facility; $67.3 million was used to fund our acquisitions of radio stations in Utica-Rome and Watertown, New York and El Paso, Texas; $5.9 million was used to redeem our Series B convertible preferred stock and pay accrued dividends; $7.3 million was used to pay accrued dividends on all other series of convertible preferred stock, which were converted to common stock on a one-for-one basis; $1.5 million was used to repurchase 275,152 shares of common stock from an affiliate of one of the underwriters in order to comply with the rules of the National Association of Securities Dealers, Inc; and the remaining net proceeds of approximately $35.0 million were used to fund a portion of the cash required for the Clear Channel transaction.

      On August 24, 2000, we completed the Clear Channel transaction, in which we exchanged our eight stations serving the Mansfield, Ohio (2 FM/1 AM) and Victorville, California (3 FM/2 AM) markets plus approximately $80.5 million in cash for ten stations serving the Grand Rapids, Michigan (3 FM/1 AM) and Albany, New York (4 FM/2 AM) markets. We borrowed $44.0 million on the new credit facility and used residual cash from the IPO and cash from operations to fund this transaction.

      In June of 2000, we initiated a program to buy back shares of our common stock at certain market price levels. We acquired a total of 1,363,752 shares for an aggregate purchase price of approximately $7.1 million in 2000.

      In 2000, we funded capital expenditures of $1.7 million to upgrade our equipment and facilities, primarily at stations recently acquired in order to remain competitive and to create cost savings over the long term. We expect capital expenditures to increase in 2001 due to the radio stations we acquired in 2000 and the correlating increase in the size of our infrastructure.

  Pending Sources and Uses of Funds

      On June 21, 2000, we entered into a definitive agreement to acquire by merger with StarCom, Inc. two FM and one AM radio stations (KKRS-FM, KLZZ-FM and KXSS-AM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash. We made an escrow deposit in the amount of $350,000. The Federal Communications Commission has approved the assignment of the station licenses, and we anticipate closing this acquisition in March or April 2001. The closing of this transaction had been delayed by the FCC’s analysis of market revenue share in St. Cloud, Minnesota. On July 1, 2000, pending closing of the purchase, we began providing programming and other services to the stations under a time brokerage agreement.

      On December 28, 2000 we entered into a definitive agreement with NextMedia Group II, Inc. and its affiliate to acquire substantially all of the assets of WJET-FM serving the Erie, Pennsylvania market for approximately $5.0 million in cash. We delivered an irrevocable letter of credit in the amount of $250,000 to secure our obligations under the agreement. An application seeking FCC approval of the assignment of the station licenses was filed on January 12, 2001. The closing of this transaction has been delayed by the FCC’s analysis of market revenue share in Erie, Pennsylvania.

      On November 3, 2000, we entered into a definitive agreement to sell substantially all the assets of our three Southern California radio stations (KTPI-FM and KAVC-AM licensed to Mojave and Tehachapi, and KOSS-FM licensed to Rosamond) to Concord Media Group, Inc. for approximately $13.5 million. An application seeking FCC approval of the assignment of the station licenses was filed on November 7, 2000. Action on the FCC application for approval of this sale has been delayed due to the filing of an objection by the owner of a competing station in the market based on the alleged ownership concentration claimed to be allocable to the proposed buyer following the sale. We intend to apply the net proceeds of this sale to pay down our credit facility.

      We believe the cash generated from operations and available borrowings under our new credit facility will be sufficient to complete our pending acquisitions and to meet our requirements for corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness. After giving effect to all pending transactions, the outstanding borrowings under our credit facility would be approximately $41.0 million with available borrowings of approximately $84.0 million, subject to the terms and conditions of the credit facility.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      We are exposed to the impact of interest rate changes as borrowings under our new credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of December 31, 2000, we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at December 31, 2000, a one percent change in the weighted average interest rate would change the Company’s annual interest expense by $445,000.

      To satisfy the requirements imposed under the terms of our old credit facility, we had previously entered into a two-year collar agreement effective August 17, 1998 for a notional amount of $34.4 million to mitigate the risk of interest rates increasing under this facility. On February 9, 2000 we terminated the collar agreement in conjunction with the termination of the old credit facility. In the event that we deem it economically feasible, at some time in the future we would consider entering into an agreement to mitigate interest rate risk.

Item 8.  Financial Statements and Supplementary Data

REGENT COMMUNICATIONS, INC

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Regent Communications, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Regent Communications, Inc. and its subsidiaries (the “Company”) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Cincinnati, Ohio

March 19, 2001

REGENT COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2000	1999	1998

	(In thousands, except per share amounts)

Gross broadcast revenues	$48,324	$25,613	$16,047

Less agency commissions	4,217	1,759	1,275

Net broadcast revenues	44,107	23,854	14,772

Station operating expenses	30,173	18,325	11,052

Depreciation and amortization	8,602	3,368	2,281

Corporate general and administrative expenses	4,501	2,773	1,872

Operating income (loss)	831	(612)	(433)

Interest expense	(4,229)	(5,249)	(2,883)

Gain (loss) on exchange/sale of radio stations	17,504	(602)	—

Other income, net	860	163	26

Income (loss) before income taxes and extraordinary items	14,966	(6,300)	(3,290)

Income tax expense	—	—	—

Income (loss) before extraordinary items	14,966	(6,300)	(3,290)

Extraordinary net loss from debt extinguishments, net of taxes	(1,114)	(471)	(1,170)

Net Income (Loss)	$13,852	$(6,771)	$(4,460)

Loss Applicable to Common Shares:

Net income (loss)	$13,852	$(6,771)	$(4,460)

Preferred stock dividend requirements	(629)	(5,205)	(2,166)

Preferred stock accretion	(26,611)	(17,221)	(4,787)

Loss applicable to common shares	$(13,388)	$(29,197)	$(11,413)

Basic and Diluted Loss Per Common Share:

Loss before extraordinary items	$(0.39)	$(119.69)	$(42.67)

Extraordinary items	(0.03)	(1.96)	(4.88)

Net loss per common share	$(0.42)	$(121.65)	$(47.55)

Weighted average number of common shares used in basic and diluted calculation	31,715	240	240

The accompanying notes are an integral part of these financial statements.

REGENT COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

	Year Ended December 31,

	2000	1999

	(In thousands,
	except share amounts)

Assets

Current assets:

Cash and cash equivalents	$778	$3,410

Accounts receivable, less allowance of $403 and $231 at December 31, 2000 and 1999, respectively	10,639	4,682

Other current assets	595	237

Assets held for sale	—	2,000

Total current assets	12,012	10,329

Property and equipment, net	20,716	12,373

Intangible assets, net	217,897	58,869

Other assets, net	2,108	2,156

Total assets	$252,733	$83,727

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable	$1,672	$1,062

Accrued compensation	932	603

Other current liabilities	2,298	1,450

Total current liabilities	4,902	3,115

Long-term debt, less current portion	45,010	25,331

Other long-term liabilities	84	3,826

Deferred taxes	4,317	—

Total liabilities	54,313	32,272
Commitments and Contingencies

Redeemable preferred stock (see Note 5)	—	89,265

Stockholders’ equity (deficit):

Preferred stock (see Note 6)	—	3,684

Common stock, $.01 par value, 60,000,000 shares authorized; 35,158,349 and 240,000 shares issued at December 31, 2000 and December 31, 1999, respectively	352	2

Treasury shares, 1,363,752 and -0- shares, at cost at December 31, 2000 and December 31, 1999, respectively	(7,063)	—

Additional paid-in capital	259,386	—

Retained deficit	(54,255)	(41,496)

Total stockholders’ equity (deficit)	198,420	(37,810)

Total liabilities and stockholders’ equity (deficit)	$252,733	$83,727

The accompanying notes are an integral part of these financial statements.

REGENT COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2000	1999	1998

	(In thousands)

Cash flows from operating activities:

Net income (loss)	$13,852	$(6,771)	$(4,460)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	8,602	3,368	2,281

Provision for doubtful accounts	725	390	174

Non-cash interest expense	1,579	1,576	234

Non-cash charge for debt extinguishments	1,114	471	805

Non-cash charge for compensation	—	—	530

Gain on sale of radio stations	(17,504)	477	—

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(6,249)	(1,481)	(344)

Other assets	(358)	(36)	335

Current liabilities	1,377	(372)	60

Net cash provided by (used in) operating activities	3,138	(2,378)	(385)

Cash flows from investing activities:

Acquisitions of radio stations, net of cash acquired	(148,940)	(27,533)	(31,441)

Capital expenditures	(1,719)	(1,978)	(818)

Proceeds from sale of radio stations	2,000	13,999	—

Net cash used in investing activities	(148,659)	(15,512)	(32,259)

Cash flows from financing activities:

Proceeds from issuance of redeemable convertible preferred stock	—	41,754	20,150

Proceeds from issuance of common stock	156,939	—	—

Proceeds from long-term debt	48,500	16,500	36,000

Principal payments on long-term debt	(28,824)	(26,704)	(20,749)

Payment of notes payable	—	(7,500)	—

Payment for deferred financing costs	(1,904)	(427)	(1,292)

Payment of issuance costs	(11,606)	(2,802)	(1,521)

Treasury stock purchases	(7,063)	—	—

Dividends paid on all series of preferred stock	(8,153)	—	—

Redemption of Series B preferred stock	(5,000)	—	—

Net cash provided by financing activities	142,889	20,821	32,588

Net increase (decrease) in cash and cash equivalents	(2,632)	2,931	(56)

Cash and cash equivalents at beginning of period	3,410	479	535

Cash and cash equivalents at end of period	$778	$3,410	$479

Supplemental schedule of non-cash investing and financing activities:

Conversion of Faircom Inc.’s convertible subordinated promissory notes to Faircom Inc. common stock	$—	$—	$10,000

Liabilities assumed in acquisitions	—	—	11,680

Series E convertible preferred stock issued in conjunction with the acquisition of Alta California Broadcasting, Inc. and Topaz Broadcasting, Inc.	—	—	2,239

Series C convertible preferred stock issued in conjunction with the merger between Faircom Inc. and the Company	—	—	1,619

Series A and B convertible preferred stock warrants	—	—	310

Common stock issued in conjunction with the acquisition of radio stations	$3,537	—	—

The accompanying notes are an integral part of these financial statements.

REGENT COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

	Series C and E					Total
	Convertible			Additional		Stockholders’
	Preferred	Common	Treasury	Paid-In	Retained	Equity
	Stock	Stock	Stock	Capital	Deficit	(Deficit)

	(In thousands, except share amounts)

Balance, January 1, 1998 (see Note 1)	$	$2	$	$2,677	$(12,861)	$(10,182)

Conversion of Faircom Inc.’s Class A and Class B convertible subordinated promissory notes	—	—	—	10,000	—	10,000

Issuance of 3,721,000 shares of Series C convertible preferred stock and retirement of 26,390,000 shares of Faircom Inc. common stock and recordation of the effect of recapitalization due to the reverse merger with Faircom Inc.	1,584	—	—	(3,000)	—	(1,416)

Reclassification of Series C convertible preferred stock to outside of stockholders’ deficit due to such shares being redeemable	(453)	—	—		—	(453)

Issuance of Faircom Inc. employee stock options immediately converted into options to purchase 158,000 shares of Series C convertible preferred stock in conjunction with the merger	—	—	—	530	—	530

Issuance of Series A redeemable preferred stock warrants exercisable for 80,000 shares of common stock	—	—	—	160	—	160

Issuance of 205,000 shares of Series E convertible preferred stock in connection with the acquisition of Alta California Broadcasting, Inc.	1,026	—	—	—	—	1,026

Issuance of 243,000 shares of Series E convertible preferred stock in connection with the acquisition of Topaz Broadcasting, Inc.	1,213	—	—	—	—	1,213

Dividends and accretion on mandatorily redeemable convertible preferred stock	—	—	—	(6,495)	—	(6,495)

Net loss	—	—	—	—	(4,460)	(4,460)

Balance, December 31, 1998	3,370	2	—	3,872	(17,321)	(10,077)

Exercise of stock options on 63,000 shares of Series C convertible preferred stock	314	—	—	(172)	—	142

Dividends and accretion on mandatorily redeemable convertible preferred stock	—	—	—	(3,700)	(13,859)	(17,559)

Beneficial conversion feature related to issuance of redeemable convertible preferred stocks	—	—	—	—	(3,545)	(3,545)

Net loss	—	—	—	—	(6,771)	(6,771)

Balance, December 31, 1999	3,684	2	—	—	(41,496)	(37,810)

Issuance of 18,400,000 shares of common stock, net of issuance costs of $12,460	—	184	—	143,756	—	143,940

Issuance of 333,000 shares of common stock in conjunction with acquisitions	—	3	—	3,534	—	3,537

Adjustment of converted redeemable preferred stock to market	—	—	—	—	(26,611)	(26,611)

Purchase of 1,364,000 shares of treasury stock	—	—	(7,063)	—	—	(7,063)

Conversion of Series C and E preferred stock to 3,831,000 shares of common stock	(3,684)	38	—	3,646	—	—

Conversion of Series A,D,F,G,H,K redeemable preferred stock	—	124	—	110,745	—	110,869

Reclassification of liability associated with Series F convertible preferred stock put rights	—	—	—	5,239	—	5,239

Exercise of stock options and stock warrants	—	1	—	619	—	620

Preferred stock dividends paid	—	—	—	(8,153)	—	(8,153)

Net income	—	—	—	—	13,852	13,852

Balance, December 31, 2000	$—	$352	$(7,063)	$259,386	$(54,255)	$198,420

The accompanying notes are an integral part of these financial statements.

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF ACCOUNTING POLICIES

a.  Basis of Presentation:

      Regent Communications, Inc. (including its wholly-owned subsidiaries, the “Company” or “Regent”) was formed to acquire, own and operate radio stations in small and medium-sized markets in the United States. On June 15, 1998, the Company acquired, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. (“Faircom”). The acquisition was treated for accounting purposes as the acquisition of the Company by Faircom under the purchase method of accounting, with Faircom as the accounting acquirer. Consequently, the historical financial statements prior to June 15, 1998, the date of merger, are those of Faircom. Faircom operated radio stations through its wholly-owned subsidiaries in Flint, Michigan and in Mansfield, Ohio (see Note 2).

b.  Consolidation:

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts and balances have been reclassified to conform to the current classifications with no effect on financial results.

c.  Use of Estimates:

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

d.  Cash and Cash Equivalents:

      Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

e.  Property and Equipment:

      Property and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful life of the assets. Buildings are depreciated over forty years, broadcasting equipment over a six-to-thirteen year life and furniture and fixtures generally over a five-year life. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. For property and equipment retired or sold, the gain or loss is classified in Other income, net in the accompanying Consolidated Statements of Operations.

f.  Intangible Assets:

      Intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). These assets are amortized on a straight-line basis over lives ranging from 15 to 40 years. The periods of amortization are evaluated annually to determine whether they warrant revision.

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

g.  Long-Lived Assets:

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

h.  Deferred Financing Costs and Other Assets:

      Deferred financing costs are generally amortized on a straight-line basis over the term of the related debt. Non-compete agreements are amortized over the terms of the related agreements.

i.  Concentrations of Credit Risk:

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across several different geographic areas of the Country. The Company also maintains cash in bank accounts at financial institutions where the balance, at times, exceeds federally insured limits.

j.  Revenue Recognition:

  Broadcast Revenue

      Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast.

  Barter Transactions

      Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $3.2 million, $2.2 million and $731,000 and barter expense was approximately $3.1 million, $2.0 million and $800,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

  Time Brokerage Agreements

      At December 31, 2000, the Company operated three stations under the terms of time brokerage agreements (hereafter referred to as “TBAs”). Revenues and expenses related to such stations are included in operations since the effective dates of the TBAs. Fees paid and received under such TBAs are included in Other income, net in the accompanying Consolidated Statements of Operations.

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

k.  Fair Value of Financial Instruments:

  Short Term Instruments

      Due to their short-term maturity, the carrying amount of accounts receivable, accounts payable and accrued expenses approximated their fair value at December 31, 2000 and 1999.

  Long Term Debt

      The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 2000 and 1999.

  Redeemable Preferred Stock

      The carrying amounts of the Company’s Series A, B, D, F, G, H and K redeemable convertible preferred stock represent the fair market value of the shares at December 31, 1999 plus accrued dividends.

      The Series C redeemable convertible preferred stock carrying value is based on an allocated amount of the total basis of the stock from the June 15, 1998 merger (see Note 1) plus accrued dividends. The fair value of these shares was approximately $2.6 million at December 31, 1999.

l.  Income Taxes:

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

2.  ACQUISITIONS AND DISPOSITIONS

  Pending Acquisitions and Dispositions

      On June 21, 2000, the Company entered into an agreement to acquire by merger with StarCom, Inc. two FM and one AM radio stations serving the St. Cloud, Minnesota market for approximately $5.0 million in cash. The purchase will be funded by borrowings under Regent’s bank credit facility. Regent made an escrow deposit in the amount of $350,000. The Federal Communications Commission has approved the assignment of the station licenses, and the Company anticipates closing this acquisition in March or April 2001. The closing of this transaction had been delayed by the FCC’s analysis of market revenue share in St. Cloud, Minnesota. On July 1, 2000, pending closing of the purchase, the Company began providing programming and other services to the stations under a time brokerage agreement.

      On November 3, 2000, the Company entered into a definitive agreement to sell substantially all the assets of its three Southern California radio stations (KTPI-FM and KAVC-AM licensed to Mojave and Tehachapi, and KOSS-FM licensed to Rosamond) to Concord Media Group, Inc. for approximately $13.5 million. Action on the FCC application for approval of this sale has been delayed due to the filing of an objection by the owner of a competing station in the market.

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      On December 28, 2000 the Company entered into a definitive agreement with NextMedia Group II, Inc. to acquire WJET-FM serving the Erie, Pennsylvania market, for approximately $5.0 million in cash. Regent delivered an irrevocable letter of credit in the amount of $250,000 to secure its obligations under the agreement. The closing of this transaction has been delayed by the FCC’s analysis of market revenue share in Erie, Pennsylvania.

  2000 Acquisitions and Dispositions

      On January 28, 2000, Regent purchased the FCC licenses and related assets used in the operations of radio stations WODZ(FM), WLZW(FM), WFRG(FM), WIBX(AM) and WRUN(AM) in Utica-Rome, New York and WCIZ(FM), WFRY(FM), WTNY(AM) and WNER(AM) in Watertown, New York for approximately $43.8 million in cash and 100,000 shares of Regent’s common stock. Approximately $40.9 million of the total purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 20-year period. The remaining $3.8 million was allocated to property and equipment.

      On January 31, 2000, Regent purchased the FCC licenses and related assets used in the operations of radio stations KLAQ(FM), KSII(FM) and KROD(AM) in El Paso, Texas for approximately $23.5 million in cash. Approximately $21.8 million of the purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 20-year period. The remaining $1.7 million of the purchase price was allocated to property and equipment.

      On August 24, 2000, Regent completed an exchange agreement entered into with Clear Channel Broadcasting, Inc, Capstar Radio Operating Company and their affiliates (the “Clear Channel transaction”). Under the agreement, Regent exchanged its eight stations serving the Mansfield, Ohio (2 FM/1 AM) and Victorville, California (3 FM/2 AM) markets plus approximately $80.5 million in cash for ten stations serving the Grand Rapids, Michigan (3 FM/1 AM) and Albany, New York (4 FM/2 AM) markets. Approximately $110.1 million of the purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 20-year period. The remaining $5.2 million of the purchase price was allocated to property and equipment. As a result of this transaction, Regent recognized a gain on this exchange of approximately $17.8 million which is reflected in the accompanying Consolidated Statements of Operations for the year ended December 31, 2000.

      On September 29, 2000, Regent acquired radio station KZAP(FM) in Chico, California, by acquiring the stock of KZAP, Inc. in exchange for 233,333 shares of Regent’s common stock with a market value of approximately $2.7 million at March 29, 2000, the date of Regent’s agreement to acquire the station. Approximately $2.4 million of the purchase price was allocated to the FCC licenses and is being amortized over a 20-year period. The remaining $218,000 of the purchase price was allocated to property and equipment. Regent provided programming and other services to KZAP(FM) under a time brokerage agreement from December 1, 1999 until the acquisition was completed on September 29, 2000.

      On September 29, 2000, Regent completed the sale of radio stations KZGL(FM), KVNA(AM) and KVNA(FM) in Flagstaff, Arizona to Yavapai Broadcasting Corporation for approximately $2.0 million in cash. Regent recognized a note receivable for the purchase price at September 30, 2000 which was collected on October 5, 2000. Yavapai had previously been operating the Flagstaff stations under a time brokerage agreement since May 1, 2000.

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

  1999 Acquisitions and Dispositions

      On March 1, 1999, the Company sold the FCC licenses and related assets used in the operations of WSSP(FM) in Charleston, South Carolina for approximately $1.6 million in cash. The Company had previously issued a note for $1.5 million to a third party which was collateralized by the assets of the station (See Note 5). Upon consummation of the sale, the note was repaid. The sale resulted in a $100,000 gain to the Company which has been included in gain (loss) on exchange/sale of radio station in the accompanying Consolidated Statement of Operations for the year ended December 31, 1999.

      On May 6, 1999, the Company consummated the acquisition of the FCC licenses and related assets of WJON(AM), WWJO(FM) and KMXK(FM) in St. Cloud, Minnesota (the “St. Cloud Stations”) for approximately $12.7 million in cash. The purchase was financed by approximately $5.1 million in proceeds from the issuance of Series F convertible preferred stock and borrowings under the Company’s old credit facility. Approximately $9.1 million of the purchase price was allocated to the FCC licenses and goodwill and is being amortized over a 40-year period, and the remaining $3.6 million was allocated to property and equipment.

      On August 1, 1999, the Company sold the FCC licenses and related assets used in the operations of KCBQ (AM) in San Diego, California for approximately $6.0 million in cash.

      On September 1, 1999, the Company purchased the FCC licenses and related assets used in the operations of radio stations WXKC(FM) and WRIE(AM) licensed to Erie, Pennsylvania and WXTA(FM) licensed to Edinboro, Pennsylvania for approximately $13.5 million in cash. The purchase was financed by approximately $6.3 million in proceeds from the issuance of Series H convertible preferred stock and borrowings under the Company’s senior reducing credit facility. Approximately $12.4 million of the purchase price was been allocated to the FCC licenses and goodwill and is being amortized over a 40-year period. The remaining $1.1 million was allocated to property and equipment and to a non-compete agreement.

      On October 15, 1999, the Company consummated the sale of the FCC licenses and related assets of KFLG(AM), KFLG(FM), KAAA(AM) and KZZZ(FM) in Kingman, Arizona for approximately $5.4 million in cash.

      On November 5, 1999, the Company sold the FCC licenses and related assets used in the operations of radio stations KRLT(FM) and KOWL(AM) in Lake Tahoe, California for approximately $1.2 million in cash.

      The assets of the Company’s radio stations in Flagstaff, Arizona which were sold to Yavapai Broadcasting Corporation in the third quarter of 2000 were classified as assets held for sale as of December 31, 1999 and were recorded at the lower of their carrying value or estimated fair market value less anticipated disposition costs. As such, the Company recorded a loss of approximately $600,000 in the accompanying Consolidated Statement of Operations in 1999 as a gain (loss) on exchange/sale of radio stations.

  1998 Acquisitions

      On January 21, 1998, Faircom acquired substantially all of the assets and operations of radio station WSWR-FM in Shelby, Ohio for approximately $1.1 million in cash. The acquisition was

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

accounted for under the purchase method of accounting and was principally financed through the borrowing of $1.1 million represented by a subordinated promissory note. Faircom allocated substantially all of the purchase price to the related FCC licenses. The excess cost over the fair market value of net assets acquired and the FCC licenses related to this acquisition are being amortized over a 15-year period.

      On June 15, 1998, concurrent with the Faircom merger, the following acquisitions (the “June 15 Acquisitions”) were consummated. The acquisitions were accounted for under the purchase method of accounting. Goodwill and FCC licenses related to the June 15 Acquisitions are being amortized over a 40-year period.

      The Company acquired all of the outstanding capital stock of The Park Lane Group (“Park Lane”) for approximately $24.0 million in cash and assumed liabilities. Park Lane owned 16 radio stations in California and Arizona. At the time of the acquisition, the Company entered into a one-year consulting and non-competition agreement with the President of Park Lane, providing for the payment of a fee of $200,000 in cash.

      The Company acquired the FCC licenses and related assets used in the operation of radio stations KIXW(AM) and KZWY(FM) in Apple Valley, California from Ruby Broadcasting, Inc., an affiliate of Topaz Broadcasting, Inc. (“Topaz”), for approximately $6.0 million in cash. The Company acquired all of the outstanding capital stock of Topaz for 242,592 shares of the Company’s Series E convertible preferred stock. Immediately following the acquisition of Topaz, the Company acquired the FCC licenses and operating assets of radio station KIXA(FM) in Lucerne Valley, California for $215,000 in cash and assumed liabilities, pursuant to an Asset Purchase Agreement between Topaz and RASA Communications Corp.

      The Company acquired the FCC licenses and related assets used in the operation of radio stations KFLG(AM) and KFLG(FM) in Bullhead City, Arizona from Continental Radio Broadcasting, L.L.C. for approximately $3.7 million in cash. The Company separately acquired the accounts receivables of these stations for an additional purchase price of approximately $130,000.

      The Company acquired all of the outstanding capital stock of Alta California Broadcasting, Inc. (“Alta”) for approximately $2.6 million in cash and assumed liabilities and 205,250 shares of the Company’s Series E convertible preferred stock. Alta owned four radio stations in California.

      The sources for the cash portion of the consideration paid by the Company for the June 15 Acquisitions and the Faircom merger, aggregating approximately $52.9 million (including approximately $21.1 million of debt assumed and refinanced with borrowings under the Company’s then existing credit facility and $3.7 million of transaction costs) were $34.4 million borrowed under the Company’s old credit facility, $18.2 million in additional equity from the sale of the Company’s convertible preferred stock (see Note 5) and approximately $350,000 of the Company’s funds.

      On November 30, 1998, the Company purchased substantially all of the assets of radio station KOSS(FM) (formerly KAVC(FM)) located in Lancaster, California from Oasis Radio, Inc. for $1.6 million in cash. The acquisition was financed through the issuance of additional shares of Series F convertible preferred stock (see Note 5). The acquisition was accounted for under the purchase method of accounting. The excess cost over the fair market value of net assets acquired and FCC licenses related to this acquisition are being amortized over a 40-year period.

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company allocated the aggregate purchase price from all acquisitions in 2000 and 1999 as follows (in thousands):

	2000	1999

Broadcasting equipment and furniture and equipment	$11,105	$4,675

FCC license	173,474	21,460

Goodwill	2,686	65

	$187,265	$26,200

      The fair values of the significant assets acquired were determined by an independent valuation. The results of operations of the acquired businesses are included in the Company’s financial statements since the respective dates of acquisition.

      The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of the stations acquired in 1999 and 2000, but exclude the operations of smaller acquisitions that are not material to the results of Regent, as though the acquisition and disposition of these operations had occurred at the beginning of each of the periods presented.

	Pro Forma (Unaudited)

	2000	1999

	(In thousands)

Net broadcast revenues	$53,707	$51,311

Net loss before extraordinary items	(3,652)	(4,461)

Net loss	(4,766)	(4,932)

Net loss per common share before extraordinary items:

Basic and diluted	$(0.12)	$(0.14)

Net loss per common share:

Basic and diluted	$(0.14)	$(0.15)

      These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates nor is it indicative of future results of operations.

3.  INITIAL PUBLIC OFFERING OF COMMON STOCK

      On January 28, 2000, Regent consummated an initial public offering (the “IPO”) of 16,000,000 shares of its common stock at an initial offering price of $8.50 per share. On February 7, 2000, the underwriters purchased an additional 2,400,000 shares of Regent’s common stock upon exercise of their over-allotment option. Regent received total proceeds from the completion of the offering, net of underwriter discounts, commissions and expenses related to the offering of $143.8 million. Of these proceeds, Regent used $67.3 million to fund the acquisitions of stations in Utica-Rome, and Watertown, New York and in El Paso, Texas; $27.1 million to pay in full the amounts borrowed, including accrued interest and related fees, under its prior bank credit facility (the “old Credit Facility”) and fees related to its new bank credit facility; $7.3 million to pay or reserve for payment accumulated, unpaid dividends on all series of convertible preferred stock converted into common stock; $5.9 million to redeem all outstanding shares of its Series B

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

convertible preferred stock, including accumulated unpaid dividends; and $1.5 million to repurchase shares of its common stock from an affiliate of one of the underwriters in order to comply with rules of the National Association of Securities Dealers, Inc. Regent used the balance of the proceeds for working capital needs and the Clear Channel transaction.

      Also in conjunction with the IPO, Regent required the conversion into common stock on a one-for-one basis of 15,800,000 shares of convertible preferred stock in accordance with the terms of the preferred stock. These shares represented the balance of Regent’s outstanding shares of convertible preferred stock. Regent paid accumulated, unpaid dividends on those shares in the total amount of $7.3 million.

      Additionally, “put” rights associated with common stock purchase warrants (see Note 5) issued in connection with the issuance of Regent’s Series B and Series F convertible preferred stock were terminated. Regent had previously classified approximately $3.7 million in long-term liabilities due to the associated “put” rights of the warrants at December 31, 1999. These warrant liabilities were reclassified to additional paid in capital as of January 28, 2000 along with approximately $1.5 million of non-cash interest expense that had been recorded to account for an increase in the fair value of the warrants from January 1, 2000 to January 28, 2000.

      Regent adjusted the carrying values of its Series A, C, D, F, G, H, and K convertible preferred stock to fair value through January 28, 2000. This adjustment was recognized as a charge of $26.6 million to retained deficit (since there was no additional paid-in capital) resulting in an adjustment to loss from continuing operations attributable to common stockholders.

4.  LONG-TERM DEBT

      Long-term debt consists of the following as of December 31 (in thousands):

	2000	1999

Senior reducing revolving credit facility (a)	$44,500	$24,762

Subordinated promissory note (b)	570	600

Non-compete agreements (c)	—	32

	45,070	25,394

Less: current portion of long-term debt	(60)	(63)

	$45,010	$25,331

      Repayment of long-term debt required over each of the years following December 31, 2000 consists of (in thousands):

2001	$60

2002	60

2003	60

2004	60

2005	7,330

Thereafter	37,500

$45,070

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

  Senior Reducing Revolving Credit Facility

      On January 27, 2000, Regent Broadcasting, Inc., a wholly-owned subsidiary of Regent Communications, Inc., as the borrower, entered into a credit agreement (the “new credit facility” or “credit facility”) with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125.0 million (including a commitment to issue letters of credit of up to $25.0 million in aggregate face amount, subject to the maximum revolving commitment available) and an additional revolving loan facility with a maximum aggregate amount of $50.0 million available, subject to the terms of the credit agreement, which converts, after two years, to a term loan maturing December 31, 2006. Regent incurred approximately $2.0 million in financing costs related to this new credit facility, which are being amortized over the life of the agreement. The credit facility is available for working capital and acquisitions, including related acquisition expenses. At December 31, 2000 there were borrowings of $44.5 million outstanding under this facility and there was approximately $80.5 million of available borrowings.

      Under the new credit facility, the Company is required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin which varies between 1.25% and 2.75% depending upon the Company’s financial leverage. Borrowings under the credit facility bore interest at the rate of 8.05% as of December 31, 2000. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. The Company’s indebtedness under this credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

      Prior to the new credit facility, the Company had an agreement with a group of lenders (“the old credit facility”) which provided for a senior reducing revolving credit facility with a commitment of up to $55.0 million expiring in March 2005. On January 28, 2000, Regent paid off the outstanding debt, accrued interest and related fees totaling approximately $25.1 million under the old credit facility. The pay-off was completed using proceeds from an initial public offering of Regent’s common stock, which was completed on January 28, 2000. This final paydown resulted in an extraordinary loss of approximately $1.1 million, net of income tax, from the write-off of deferred financing costs.

5.  CAPITAL STOCK AND REDEEMABLE PREFERRED STOCK

      In conjunction with the IPO, the Company redeemed 1,000,000 shares of its Series B convertible preferred stock, which constituted all outstanding shares of that series. Also in conjunction with the IPO, Regent required the conversion into common stock on a one-for-one basis of approximately 15,800,000 shares of convertible preferred stock in accordance with the terms of the preferred stock. These shares represented the balance of Regent’s outstanding shares of convertible preferred stock. Additionally, “put” rights associated with common stock purchase

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

warrants issued in connection with the issuance of Regent’s Series B and Series F convertible preferred stock were terminated.

      The Company’s authorized capital stock consists of 60,000,000 shares of common stock and 40,000,000 shares of preferred stock. Of the authorized preferred stock, 620,000 shares are designated as Series A convertible preferred stock (“Series A”), 1,000,000 shares as series B senior convertible preferred stock (“Series B”), 4,000,000 shares as Series C convertible preferred stock (“Series C”), 1,000,000 shares as Series D convertible preferred stock (“Series D”), 5,000,000 shares as Series E convertible preferred stock (“Series E”), 4,100,000 million shares as series F convertible preferred stock (“Series F”), 1,800,000 shares as Series G convertible preferred stock (“Series G”), 2,200,000 shares as series H convertible preferred stock (“Series H”) and 4,100,000 shares of Series K convertible preferred stock (“Series K”). The stated value of Series A through Series G preferred stock was $5.00 per share and the stated value of Series H and Series K was $5.50 per share. (See table below)

      At December 31, 2000 and 1999 respectively, the Company’s authorized shares of all series of redeemable preferred stock were as follows (In thousands, except share amounts):

	December 31,

	2000	1999

Series A convertible preferred stock, $5.00 stated value, 0 and 620,000 shares outstanding-liquidation value: $0 and $3,650 at December 31, 2000 and 1999, respectively	$—	$4,580

Series B senior convertible preferred stock, $5.00 stated value, 0 and 1,000,000 shares outstanding-liquidation value: $0 and $5,822 at December 31, 2000 and 1999, respectively	—	7,322

Series C convertible preferred stock, $5.00 stated value, 0 and 400,640 shares outstanding-liquidation value: $0 and $2,220 at December 31, 2000 and 1999, respectively	—	670

Series D convertible preferred stock, $5.00 stated value, 0 and 1,000,000 shares outstanding-liquidation value: $0 and $5,581 at December 31, 2000 and 1999, respectively	—	7,081

Series F convertible preferred stock, $5.00 stated value, 0 and 4,100,000 shares outstanding at December 31, 2000-liquidation value: $0 and $23,053 at December 31, 2000 and 1999, respectively	—	29,203

Series G convertible preferred stock, $5.00 stated value, 0 and 372,406 shares outstanding-liquidation value: $0 and $2,050 at December 31, 2000 and 1999, respectively	—	2,608

Series H convertible preferred stock, $5.50 stated value, 0 and 2,181,817 shares outstanding-liquidation value: $0 and $12,477 at December 31, 2000 and 1999, respectively	—	14,659

Series K convertible preferred stock, $5.50 stated value, 0 and 3,545,453 shares outstanding-liquidation value: $0 and $19,596 at December 31, 2000 and 1999, respectively	—	23,142

Total redeemable preferred stock	$—	$89,265

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      On January 28, 2000, Regent issued 100,000 shares valued at $8.50 per share of its common stock to principals of the sellers in conjunction with the acquisition of stations in the Utica-Rome and Watertown, New York markets.

      On March 20, 2000, Regent received $500,000 in cash and issued 100,000 shares of its common stock to CFE, Inc. upon the exercise of outstanding warrants issued in 1998 in connection with the issuance of Series B and F convertible preferred stock to its affiliate, General Electric Capital Corporation. The remaining warrants, previously issued in connection with the Series A, B, and F convertible preferred stock, entitling the holders to purchase a total of 890,000 shares of Regent’s common stock at $5.00 per share with a five year expiration, remain outstanding.

      On September 29, 2000 Regent issued 233,333 shares of its common stock to a principal of the seller in conjunction with the acquisition of radio station KZAP(FM) in Chico, California. The total value of the acquisition is approximately $2.7 million.

      Based on the approval by Regent’s Board of Directors of a program to buyback up to $10.0 million of its common stock, during the third quarter of 2000, Regent began buying back shares of its common stock at certain market price levels. Regent acquired a total of 1,363,752 shares of its common stock for an aggregate purchase price of approximately $7.1 million in 2000.

6.  PREFERRED STOCK

      In connection with the IPO, the Company converted the remaining shares of Series C and E convertible preferred stock into common stock on a one-for-one basis. (see table below)

      Preferred stock (in thousands, except share amounts):

	December 31,

	2000	1999

Series C convertible preferred stock, $5.00 stated value, 4,000,000 shares authorized; 0 and 3,382,980 shares issued and outstanding at December 31, 2000 and 1999, respectively-liquidation value: $0 and $18,719 at December 31, 2000 and 1999, respectively	$—	$1,445

Series E convertible preferred stock, $5.00 stated value, 5,000,000 shares authorized; 0 and 447,842 shares issued and outstanding-liquidation value: $0 and $2,482 at December 31, 2000 and 1999, respectively	—	2,239

	$—	$3,684

7.  STOCK-BASED COMPENSATION PLAN

      The Regent Communications, Inc. 1998 Management Stock Option Plan (the “1998 Stock Option Plan”) provides for the issuance of up to an aggregate of 2,000,000 common shares in connection with the issuance of incentive stock options (“ISO’s”) and non-qualified stock options (“NQSO’s”). The Compensation Committee of the Company’s Board of Directors determines eligibility. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date, except in the case of ISO’s granted to a 10% owner (as defined), for which the option share price must be at least 110% of the fair market value of the

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

underlying common stock at the grant date. Under the terms of the 1998 Stock Option Plan, the options expire no later than ten years from the date of grant in the case of ISO’s (five years in the case of ISOs granted to a 10% owner), no later than ten years and one day in the case of NQSOs, or earlier in either case in the event a participant ceases to be an employee of the Company.

      Upon consummation of the Faircom merger, the Board of Directors of the Company adopted the Regent Communications, Inc. Faircom Conversion Stock Option Plan (“Conversion Stock Option Plan”) which applies to those individuals previously participating in the Faircom Inc. Stock Option Plan (“Faircom Plan”). In exchange for relinquishing their options under the Faircom Plan, five former officers and members of Faircom’s Board of Directors were given, in total, the right to acquire 274,045 shares of the Company’s Series C convertible preferred stock at exercise prices ranging from $0.89 to $3.73 per share and expiring from May 11, 1999 to July 1, 2002 (the “Converted Options”).

      In addition, two officers of Faircom, pursuant to the terms of the merger agreement between the Company and Faircom, were granted stock options as of June 15, 1998 resulting in the recognition of approximately $530,000 in compensation expense.

      The Company applies the provisions of APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for the 1998 Stock Option Plan. Under APB 25, no compensation expense is recognized for options granted to employees at exercise prices that are equal to or greater than the fair market value of the underlying common stock at the grant date. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. Such pro forma information is as follows for the year ended December 31: (In thousands, except per share amounts)

	2000	1999	1998

	(unaudited)

Net income (loss):

As reported	$13,852	$(6,771)	$(4,460)

Pro forma compensation expense, net of tax benefit	(720)	(544)	(600)

Pro forma	$13,132	$(7,315)	$(5,060)

Pro forma applicable to common shares	$(14,108)	$(29,741)	$(12,013)

Basic and diluted net loss per common share:

As reported	$(0.42)	$(121.65)	$(47.55)

Pro forma	$(0.44)	$(123.92)	$(50.05)

      The weighted-average fair value per share for options granted under the 1998 Stock Option Plan was $3.42, $2.88 and $2.88 for ISOs in 2000, 1999 and 1998, respectively, and $3.71, $2.69 and $2.00 for NQSOs in 2000, 1999 and 1998 respectively. The weighted-average fair value for options granted under the Conversion Stock Option Plan was approximately $230,000 and such amount was recognized at the time of conversion since the Converted Options are fully vested. The

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2000		1999		1998

							Converted
	ISOs	NQSOs	ISOs	NQSOs	ISOs	NQSOs	Options

Dividends	None	None	None	None	None	None	None

Volatility	36.0%	36.0%	35.0%	35.0%	35.0%	35.0%	35.0%

Risk-free interest rate	6.51%	6.88%	5.56%	5.58%	5.55%	5.43%	5.38%

Expected term	5 years	5 years	10 years	5 years	10 years	5 years	2 years

      Presented below is a summary of the status of outstanding Company stock options issued to employees:

		Weighted
		Average
	Shares	Exercise Price

Company options converted on June 15, 1998	274,045	$2.73

Granted	1,321,488	$5.00

Exercised	—	—

Forfeited/expired	—	—

Company options held by employees At December 31, 1998	1,595,533	$4.61

Granted	317,678	$5.05

Exercised	(62,713)	$2.73

Forfeited/expired	(10,000)	$2.73

Company options held by employees at December 31, 1999	1,840,498	$4.76

Granted	179,500	$7.23

Exercised	(34,095)	$1.11

Forfeited/expired	(7,500)	$6.56

Company options held by employees at December 31, 2000	1,978,403	$5.04

      The following table summarizes the status of Company options outstanding and exercisable at December 31, 2000 under the 1998 Stock Option Plan and the Conversion Stock Option Plan:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Shares(1)	Life (Years)	Price	Shares	Price

$6.63-$7.81	165,500	4.5	$7.35	33,100	$7.35
$5.00-$6.00	1,635,666	7.1	$5.26	410,980	$5.20
$0.88-$3.73	177,237	0.3	$3.20	177,237	$3.20

	1,978,403			621,317

      Of the options outstanding at December 31, 2000, it is anticipated that no more than approximately 1,253,903 will be treated as NQSOs and at least 724,500 will be treated as ISOs.

(1)	As of December 31, 2000, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 1,801,166 shares of the Company’s common stock. Stock options granted under the Conversion Stock Option Plan entitle the holders to purchase 177,237 shares of the Company’s common stock.

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.  EARNINGS PER SHARE

      SFAS 128 calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The effects of the assumed exercise of outstanding options and warrants to purchase shares of common stock have been excluded from the calculations of diluted net loss per share as their effect is anti-dilutive.

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (In thousands except per share data):

	Year Ended December 31,

	2000	1999	1998

Net income (loss) before extraordinary items	$14,966	$(6,300)	$(3,290)

Extraordinary loss	(1,114)	(471)	(1,170)

Net income (loss)	$13,852	$(6,771)	$(4,460)

Loss applicable to common shares:

Net income (loss)	$13,852	$(6,771)	$(4,460)

Preferred stock dividend requirements	(629)	(5,205)	(2,166)

Preferred stock accretion	(26,611)	(17,221)	(4,787)

Loss applicable to common shares	$(13,388)	$(29,197)	$(11,413)

Weighted average shares	31,715	240	240

Net income per common share:

Basic and diluted:

Net loss before extraordinary items	$(0.39)	$(119.69)	$(42.67)

Extraordinary loss	(0.03)	(1.96)	(4.88)

Net loss	$(0.42)	$(121.65)	$(47.55)

9.  INCOME TAXES

      The Company’s provision (benefit) for income taxes consists of the following for the year ended December 31 (in thousands):

	2000	1999	1998

Current federal	$—	$—	$—

Current state	—	—	—

Total	$—	$—	$—

Deferred federal	$—	$—	$—

Deferred state	—	—	—

Total	$—	$—	$—

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2000	1999

Deferred tax assets:

Net operating loss carryforward	$11,083	$9,800

Miscellaneous accruals and credits	300	–0–

Accounts receivable reserve	200	100

Total deferred tax assets	11,583	9,900

Deferred tax liabilities:

Property and equipment	(300)	(300)

Intangible assets	(15,600)	(300)

Total deferred tax liabilities	$(15,900)	$(600)

Valuation allowance	–0–	(9,300)

Net deferred tax liabilities	$(4,317)	$—0-

      The Company has cumulative federal and state tax loss carryforwards of approximately $44.4 million at December 31, 2000. These loss carryforwards will expire in years 2001 through 2020. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. In 1998 and 1999, the Company established a valuation allowance against our deferred tax assets following an assessment of the realizability of such amounts.

      In 2000, Regent recognized a gain of approximately $17.8 million on the asset exchange from the Clear Channel transaction. For tax purposes this transaction was treated as a like-kind exchange resulting in a deferred tax liability pursuant to the provisions of The Internal Revenue Code section 1031, of approximately $6.3 million. In arriving at the determination as to the amount of the valuation allowance required for the current year, the Company considered the impact of deferred tax liabilities resulting from purchase transactions; statutory restrictions on the use of operating losses and a tax planning strategy available to the Company. Consequently, the Company determined that no valuation allowance is required for 2000 and released the full valuation allowance. As a result of these events, no income tax expense was recorded in 2000. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized.

      The Company realized an income tax benefit from the exercise of certain stock options in 2000 of $83,000. This benefit resulted in an increase in the deferred tax asset and an increase in paid in capital.

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The difference between the Company’s effective tax rate on income (loss) before income taxes and the federal statutory tax rate arise from the following:

	2000	1999	1998

Federal tax expense at statutory rate	34.0%	(34.0)%	(34.0)%

Amortization of intangibles and other non-deductible expenses	1.0	9.0	12.0

Increase (decrease) of valuation allowance	(38.0)	31.0	28.0

State tax, net of federal tax benefit	3.0	(6.0)	(6.0)

Effective tax rate	0%	0%	0%

10.  SAVINGS PLANS

      The Company sponsors defined contribution plans covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan. The Company did not make contributions to the defined contribution plan during the years ended December 31, 1999 and 1998.

      In the third quarter of 2000, the Company added a matching feature to its contribution plan, in which the Company will match participant contributions in the form of employer stock. The matching formula is 50 cents for every dollar contributed up to the first 6% of compensation. Company matched contributions vest to the employees over a three-year period. Contributions of approximately $69,000 were charged to expense in 2000.

11.  OTHER FINANCIAL INFORMATION

      Property and equipment consists of the following as of December 31 (in thousands):

	2000	1999

Equipment	$21,835	$14,653

Furniture and fixtures	1,700	737

Building and improvements	3,562	2,527

Land	2,273	1,716

	29,370	19,633

Less accumulated depreciation	(8,654)	(7,260)

Net property and equipment	$20,716	$12,373

      Depreciation expense was approximately $2.2 million and $1.4 million for the years ended December 31, 2000 and 1999.

      Intangible assets consists of the following as of December 31 (in thousands):

	2000	1999

FCC broadcast licenses	$213,346	$55,680

Goodwill	12,612	7,220

	225,958	62,900

Less accumulated amortization	(8,061)	(4,031)

Net intangible assets	$217,897	$58,869

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Amortization expense was approximately $6.4 million and $2.0 million for the years ended December 31, 2000 and 1999.

      Accrued liabilities consist of the following as of December 31 (in thousands):

	2000	1999

Balance Sheet:

Accrued interest	$457	$111

Current portion of long-term debt	60	63

Accrued offering costs	—	590

Accrued professional fees	405	278

Accrued other	1,376	408

	$2,298	$1,450

      Supplemental cash flow information for the year ended December 31 (in thousands):

	2000	1999	1998

Cash paid for interest	$2,115	$4,272	$2,794

12.  COMMITMENTS AND CONTINGENCIES

      In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of the Company’s management, the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not likely have a materially adverse effect on the financial condition of the Company.

      The Company leases certain facilities and equipment used in its operations. Total rental expenses were approximately $801,000, $594,000 and $502,000 in 2000, 1999 and 1998, respectively.

      At December 31, 2000, the total minimum annual rental commitments under noncancelable leases are as follows (in thousands):

2001	$2,808

2002	1,376

2003	1,150

2004	846

2005	680

Thereafter	2,787

Total	$9,647

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      All adjustments necessary for a fair statement of income for each period have been included (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	ended	ended	ended	ended	Total
	Mar. 31	June 30(1)	Sept. 30	Dec. 31	Year

2000

Net broadcasting revenues	$7,477	$10,661	$11,691	$14,278	$44,107

Operating income (loss)	(687)	728	526	264	831

Extraordinary loss, net of taxes	(1,114)	—	—	—	(1,114)

NET INCOME (LOSS)	(3,789)	966	17,979	(1,304)	13,852

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES:

Net income (loss)	(3,789)	966	17,979	(1,304)	13,852

Preferred stock dividend and accretion requirements	(27,240)	—	—	—	(27,240)

Income (loss) applicable to common shares	(31,029)	966	17,979	(1,304)	(13,388)

BASIC NET INCOME (LOSS) PER COMMON SHARE:

Before extraordinary loss	$(1.24)	$0.03	$0.52	$(0.04)	$(0.39)

Extraordinary loss	$(0.05)	$0.00	$0.00	$0.00	$(0.03)

Net income (loss) per common share	$(1.29)	$0.03	$0.52	$(0.04)	$(0.42)

DILUTED NET INCOME (LOSS) PER COMMON SHARE(2):

Before extraordinary loss	$(1.24)	$0.03	$0.51	$(0.04)	$(0.39)

Extraordinary loss	$(0.05)	$0.00	$0.00	$0.00	$(0.03)

Net income (loss) per common share	$(1.29)	$0.03	$0.51	$(0.04)	$(0.42)

1999

Net broadcasting revenues	$4,520	$6,315	$6,631	$6,388	$23,854

Operating income (loss)	(655)	515	151	(623)	(612)

Loss before extraordinary items	(1,435)	(257)	(790)	(3,818)	(6,300)

Extraordinary item	—	—	—	(471)	(471)

Net loss	(1,435)	(257)	(790)	(4,289)	(6,771)

Preferred stock dividend and accretion requirements	(1,000)	(1,521)	(1,416)	(18,489)	(22,426)

Loss applicable to common shares	(2,435)	(1,778)	(2,206)	(22,778)	(29,197)

Basic and diluted earnings per share:

Before extraordinary item	$(10.14)	$(7.41)	$(9.19)	$(92.95)	$(119.69)

Extraordinary item	—	—	—	(1.96)	(1.96)

	$(10.14)	$(7.41)	$(9.19)	$(94.91)	$(121.65)

(1)	Approximately $149,000 was reclassed from depreciation expense to write-down of carrying value of assets held for sale in the second quarter of 1999.

(2)	The diluted calculation is shown as the effect of the exercise of common stock equivalents was dilutive in the second and third quarters.

REGENT COMMUNICATIONS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

14.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements,” which is effective for the fourth quarter of 2000. In SAB 101, the SEC staff expressed its views regarding the appropriate recognition of revenue with regard to a variety of circumstances. We have evaluated SAB 101 and have determined that the impact of adoption is not material.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), “Accounting for Certain Transactions Including Stock Compensation — an Interpretation of APB Opinion No. 25.” FIN 44 provides guidance for certain issues that arose in applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.” We have adopted FIN 44, as required in the third quarter of 2000, and deemed that the impact of adoption is not material.

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As of December 31, 2000, we have not employed any financial instruments to manage our interest rate exposure. We may employ financial instruments to manage our exposure to fluctuations in interest rates. We do not hold or issue such financial instruments for trading purposes. In June 2000, the FASB issued SFAS 138, an amendment to SFAS 133. We have adopted SFAS 133 and related amendments, as required in the year 2001, and have determined the impact of adoption to be immaterial.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions

	Balance	Charged	Charged			Balance
	at	to	to			at
	Beginning	Costs and	Other			the End
	of Period	Expenses	Accounts	Deductions(2)		of Period

	(In thousands)

Allowance for doubtful accounts:
Years ended December 31,

2000	$231	725	—	553		$403

1999	$268	390	—	427		$231

1998	$32	174	174	112		$268

Deferred tax asset valuation allowance:
Years ended December 31,

2000	$9,300	—	—	($9,300	)(3)	$—

1999	$4,248	—	5,052	—		$9,300

1998	$2,483 (1)	—	1,765	—		$4,248

(1)	Recorded in conjunction with acquisitions consummated on June 15, 1998.

(2)	Represents accounts written off to the reserve.

(3)	See Note 9 in the Notes to Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Election of Directors” and “Executive Officers,” to be filed in April 2001 in connection with the 2001 Annual Meeting of Stockholders presently scheduled to be held on May 17, 2001.

Item 11.  Executive Compensation

      The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Executive Compensation,” to be filed in April 2001 in connection with the 2001 Annual Meeting of Stockholders presently scheduled to be held on May 17, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management,” to be filed in April 2001 in connection with the 2001 Annual Meeting of Stockholders presently scheduled to be held on May 17, 2001.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Certain Relationships and Related Transactions,” to be filed in April 2001 in connection with the 2001 Annual Meeting of Stockholders presently scheduled to be held on May 17, 2001.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

      (b)  Reports on Form 8-K.

      On November 7, 2000, we filed a Form 8-K/A. The Form 8-K/A was an Amendment No. 1 to Current Report on Form 8-K dated August 24, 2000 and filed on August 29, 2000 which reported our acquisition from Clear Channel Broadcasting, Inc., Capstar Radio Operating Company and their related entities substantially all of the assets of four FM and two AM radio stations in Albany, New York and three FM and one AM radio stations in Grand Rapids, Michigan in exchange for substantially all of the assets of our five FM and three AM radio stations in the Mansfield, Ohio and Victorville, California markets and the payment by us of $80,465,000 in cash.. The Amendment No. 1 on Form 8-K/A was for the purpose of including the following financial statements and pro forma financial information which were impracticable to provide at the time the Form  8-K was initially filed:

RADIO STATIONS — WQBJ-FM, WQBK-FM and WTMM-AM (Albany, New York)

            Report of Independent Accountants

            Combined Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999 and 1998

            Combined Statements of Operations for the six months ended June 30, 2000 (Unaudited) and 1999 (Unaudited) and for the years ended December  31, 1999 and 1998

            Combined Statements of Cash Flows for the six months ended June 30, 2000 (Unaudited) and 1999 (Unaudited) and for the years ended December  31, 1999 and 1998

            Combined Statements of Stations’ Equity for the years ended December 31, 1999 and 1998

            Notes to the Combined Financial Statements

RADIO STATIONS — WGNA-FM, WGNA-AM and WABT-FM (Albany, New York)

            Report of Independent Accountants

            Combined Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999 and 1998

            Combined Statements of Operations for the six months ended June 30, 2000 (Unaudited) and 1999 (Unaudited) and for the period from July 13, 1999 to December 31, 1999, the period from January 1, 1999 to July 12, 1999, the period from May 28, 1998 to December 31, 1998 and the period from January 1, 1998 to May 27, 1998

            Combined Statements of Cash Flows for the six months ended June 30, 2000 (Unaudited) and 1999 (Unaudited) and for the period from July 13, 1999 to December 31, 1999, the period from January 1, 1999 to July 12, 1999, the period from May 28, 1998 to December 31, 1998 and the period from January 1, 1998 to May 27, 1998

            Combined Statements of Stations’ Equity for the period from July  13, 1999 to December 31, 1999, the period from January 1, 1999 to July 12, 1999, the period from May 28, 1998 to December 31, 1998 and the period from January 1, 1998 to May 27, 1998.

            Notes to the Combined Financial Statements

RADIO STATIONS — WGRD-FM, WTRV-FM, WLHT-FM and WNWZ-AM (Grand Rapids, Michigan)

            Report of Independent Accountants

            Combined Balance Sheets at June 30, 2000 (Unaudited) and December 31, 1999 and 1998

            Combined Statements of Operations for the six months ended June 30, 2000 (Unaudited) and 1999 (Unaudited) and for the period from July 13, 1999 to December 31, 1999, the period from January 1, 1999 to July 12, 1999, and the period from February 1, 1998 to December  31, 1998

            Combined Statements of Cash Flows for the six months ended June 30, 2000 (Unaudited) and 1999 (Unaudited) and for the period from July 13, 1999 to December 31, 1999, the period from January 1, 1999 to July 12, 1999, and the period from February 1, 1998 to December  31, 1998

            Combined Statements of Stations’ Equity for the period from July  13, 1999 to December 31, 1999, the period from January 1, 1999 to July 12, 1999 and the period from February 1, 1998 to December 31, 1998

            Notes to the Combined Financial Statements

      UNAUDITED PRO FORMA FINANCIAL STATEMENTS

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Regent Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT COMMUNICATIONS, INC.

Date: March 29, 2001	By:	/s/ Terry S. Jacobs

Terry S. Jacobs, Chairman of the Board, Chief Executive Officer and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY S. JACOBS Terry S. Jacobs	Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 29, 2001

/s/ WILLIAM L. STAKELIN William L. Stakelin	President, Chief Operating Officer, Secretary and Director	March 29, 2001

/s/ ANTHONY A. VASCONCELLOS Anthony A. Vasconcellos	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 29, 2001

/s/ JOEL M. FAIRMAN Joel M. Fairman	Vice-Chairman of the Board and Director	March 29, 2001

/s/ KENNETH J. HANAU Kenneth J. Hanau	Director	March 29, 2001

/s/ WILLIAM H. INGRAM William H. Ingram	Director	March 29, 2001

/s/ R. GLEN MAYFIELD R. Glen Mayfield	Director	March 29, 2001

/s/ RICHARD H. PATTERSON Richard H. Patterson	Director	March 29, 2001

/s/ WILLIAM P. SUTTER, JR. William P. Sutter, Jr.	Director	March 29, 2001

/s/ JOHN H. WYANT John H. Wyant	Director	March 29, 2001

S-1

EXHIBIT INDEX

      The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

Exhibit
Number		Exhibit Description

2	(a)*	Asset Exchange Agreement dated as of March 12, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (previously filed as Exhibit 2(g) to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

2	(b)*	First Amendment to Asset Exchange Agreement made on May 31, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (previously filed as Exhibit 2(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

2	(c)*	Second Amendment to Asset Exchange Agreement made on June 2, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (previously filed as Exhibit 2(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

2	(d)*	Agreement of Merger dated March 29, 2000 by and among Regent Communications, Inc., Regent Broadcasting, Inc., KZAP, Inc. and Rob Cheal (previously filed as Exhibit 2(h) to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

2	(e)*	Asset Purchase Agreement dated March 29, 2000 by and between Yavapai Broadcasting Corporation, Regent Broadcasting of Flagstaff, Inc. and Regent Licensee of Flagstaff, Inc. (previously filed as Exhibit 2(i) to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

2	(f)*	Asset Purchase Agreement made as of October 31, 2000 among Concord Media Group of California, Inc., Regent Broadcasting of Palmdale, Inc. and Regent Licensee of Palmdale, Inc. (previously filed as Exhibit 2(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

2	(g)	Asset Purchase Agreement made December 28, 2000 among NextMedia Group II, Inc., NextMedia Licensing, Inc., Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc. (excluding exhibits not deemed material or filed separately in executed form)

Exhibit
Number	Exhibit Description

The following schedules and exhibits to the foregoing Asset Purchase Agreement are omitted as not material. The Registrant will furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit:

	Schedule	Description

	1.1.2	Tangible Personal Property
	1.2.10	Excluded Assets
	6.4	Buyer Consents
	7.4	Station Licenses, Etc.
	7.7	Permitted Encumbrances
	7.9	Contracts (including identification of Material Contracts)
	7.12	Intellectual Property
	7.14	Employees
	7.15	Litigation
	7.16	Compliance With Laws

	Exhibit	Description

	A	Deposit Escrow Agreement
	B	Antenna License Agreement
	C	Assignment and Assumption Agreement
	D	Tower License Agreement

2 (h)	Agreement of Merger dated June 15, 2000 among StarCom. Inc, Dennis Carpenter and Regent Broadcasting, Inc., as amended by an Amendment, dated as of July 27, 2000, to Agreement of Merger, and as further amended by a Second Amendment, dated as of February 19, 2001, to Agreement of Merger (excluding exhibits not deemed material or filed separately in executed form)

The following schedules and exhibits to the foregoing Agreement of Merger are omitted as not material. The Registrant will furnish supplementally to the Commission upon request a copy of any omitted schedule or exhibit:

	Schedule	Description

	1.07	Capitalization of StarCom, Inc.
	3.04	Conflicting Agreements/ Buyer’s Required Consents
	4.02	Subsidiaries/ Affiliates
	4.04	Directors and Officers; Compensation; Banks
	4.05	Capitalization of Continuing Subsidiaries
	4.08	Station Licenses
	4.10	Tax Audits
	4.11	Personal Property
	4.12	Real Property
	4.13	Material Contracts
	4.15	Intellectual Property
	4.18	Transactions with Insiders
	4.19	Liabilities
	4.23	Employee Benefit Plans
	4.26	Insurance

Exhibit
Number		Exhibit Description

		Exhibit	Description

		A	Deposit Escrow Agreement
		B	Pledge Agreement
		C	Form of Opinion of Seller’s Counsel
		D	Form of Opinion of Seller’s FCC Counsel Opinion
		E	Consulting Agreement
		F	Form of Opinion of Buyer’s Counsel
		G	Time Brokerage Agreement
		H	Lease
		I	Guaranty

3	(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3	(b)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q Fourth Quarter Ended June 30, 1999 and incorporated herein by this reference)

3	(c)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

3	(d)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the Quarter Ended on September 30, 1999 and incorporated herein by this reference)

3	(e)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the Quarter Ended on September 30, 1999 and incorporated herein by this reference)

Exhibit
Number		Exhibit Description

3	(f)*	Certificate of Designation, Number, Powers Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1994 and incorporated herein by this reference)

3	(g)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to the Registrant’s Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

3	(h)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4	(a)*	Credit Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4	(b)*	Omnibus Amendment No. 1 and Amendment No. 1 to Credit Agreement dated as of February 4, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4	(c)	Amendment No. 2 and Consent, dated as of August 23, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto

4	(d)	Amendment No. 3 dated as of December 1, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto

Exhibit
Number		Exhibit Description

4	(e)*	Revolving Credit Note dated as of February 7, 2000 made by Regent Broadcasting, Inc. in favor of Fleet National Bank in the original principal amount of $25 million (previously filed as Exhibit 4(f) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference) (See Note 1 below)

4	(f)*	Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4	(g)*	Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4	(h)*	Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)

10	(a)*	Escrow Agreement dated as of March 12, 2000 by and among Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc., Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership and Bank of America (previously filed as Exhibit 10(a) to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

10	(b)*	Letter agreement dated March 12, 2000 from Clear Channel Communications, Inc. addressed to Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc. (previously filed as Exhibit 10(b) to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

10	(c)*	Liquidated Damages Agreement made as of March 12, 2000 by Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc., Regent Licensee of Mansfield, Inc. for the benefit of Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company and Capstar TX Limited Partnership (previously filed as Exhibit 10(c) to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

10	(d)	Time Brokerage Agreement dated as of June 15, 2000 among Regent Broadcasting of St. Cloud, Inc., RepCom, Inc. and Sartell FM, Inc., as amended by a First Amendment, dated as of February 19, 2001, to Time Brokerage Agreement

Exhibit
Number		Exhibit Description

10	(e)	Deposit Escrow Agreement dated as of June 15, 2000 among Regent Broadcasting, Inc., StarCom, Inc. and Security Title and Guaranty Agency, Inc.

10	(f)	Deposit Escrow Agreement dated December 28, 2000 among NextMedia Group II, Inc., Regent Broadcasting of Erie, Inc., Regent Licensee of Erie, Inc. and Media Venture Partners

10	(g)*	Regent Communications, Inc. Faircom Conversion Stock Option Plan (previously filed as Exhibit 10(f) to the Registrant’s S-4 filed on February 17, 1998 and incorporated herein by this reference)

10	(h)	Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through May 1, 2000

10	(i)*	Employment Agreement between Regent Communications, Inc. and Terry S. Jacobs (previously filed as Exhibit 10(h) to the Registrant’s S-4 filed on February 17, 1998 and incorporated herein by this reference)

10	(j)*	Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10(i) to the Registrant’s S-4 filed on February 17, 1998 and incorporated herein by this reference)

10	(k)*	Employment Agreement between Regent Communications, Inc. and Joel M. Fairman (previously filed as Exhibit 10(j) to the Registrant’s S-4 filed on February 17, 1998 and incorporated herein by this reference)

10	(l)*	Lease Agreement dated January 17, 1994 between CPX – RiverCenter Development Corporation and Regent Communications, Inc. (previously filed as Exhibit 10(z) to the Registrant’s S-4 filed on February 17, 1998 and incorporated herein by this reference)

10	(m)*	Stock Purchase Agreement dated June 15, 1998 among Regent Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10	(n)*	Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cites Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10	(o)*	Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 1 below) (previously filed as Exhibit 4(f) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

Exhibit
Number		Exhibit Description

10	(p)*	Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H convertible preferred stock (See Note 2 below) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(aa) to the Registrant’s Form 10-Q for the quarter ended June 30,1999 and incorporated herein by this reference)

10	(q)*	Stock Purchase Agreement dated June 21, 1999, among Regent Communications, Inc., WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 4(bb) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

10	(r)*	Stock Purchase Agreement dated as of August 31, 1999 among Regent Communications, Inc., The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. relating to the purchase of 109,091 and 72,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock(excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(ee) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10	(s)*	First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., as trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(gg) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10	(t)*	Second Amendment to Registration Rights Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and The Prudential Insurance Company of America (previously filed as Exhibit 4(hh) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

Exhibit
Number		Exhibit Description

10	(u)*	Third Amended and Restated Stockholders’ Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, Joel M. Fairman, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and the Prudential Insurance Company of America (previously filed as Exhibit 4(gg) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

10	(v)*	Stock Purchase Agreement dated as of November 24, 1999, between Regent Communications, Inc. and Blue Chip Capital Fund III Limited Partnership (see Note 3 below) (previously filed as Exhibit (jj) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement filed December 29, 1999 and incorporated herein by this reference)

21		Subsidiaries of Registrant

*	Incorporated by reference.

NOTES:

1.	Six substantially identical warrants for the purchase of shares of Registrant’s common stock were issued as follows:

Shares

Waller-Sutton Media Partners, L.P.	650,000

WPG Corporate Development Associates V, L.L.C	112,580

WPG Corporate Development Associates (Overseas) V, L.P.	17,420

General Electric Capital Corporation	50,000

River Cities Capital Fund Limited Partnership	20,000

William H. Ingram	10,000

2.	Two substantially identical stock purchase agreements were entered into for the purchase of Series H convertible preferred stock as follows:

Blue Chip Capital Fund II Limited Partnership	363,636 shares

PNC Bank, N.A., as trustee	181,818 shares

3.	Four substantially identical stock purchase agreements were entered into for the purchase of Series K convertible preferred stock as follows:

WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P.	181,818 shares

PNC Bank, N.A., Custodian	181,818 shares

Mesirow Capital Partners VII1	818,181 shares

The Prudential Insurance Company of America	1,000,000 shares