Form 10-Q
period 2001-03-31
REGENT COMMUNICATIONS INC
filed 2001-05-15
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-15392

                           REGENT COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                     31-1492857
-------------------------------                 -------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

                         100 EAST RIVERCENTER BOULEVARD
                                    9TH FLOOR
                            COVINGTON, KENTUCKY 41011
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (859) 292-0030
              ---------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X         No
              -----          ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value - 33,862,518 shares outstanding as of May 10, 2001

                           REGENT COMMUNICATIONS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX


PART I   FINANCIAL INFORMATION                                             PAGE
                                                                          NUMBER
                                                                          ------
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations
                    for the three months ended March 31, 2001
                    (unaudited) and March 31, 2000 (unaudited)...........     3

                  Condensed Consolidated Balance Sheets
                    As of March 31, 2001 (unaudited) and
                    December 31, 2000....................................     4

                  Condensed Consolidated Statements of Cash Flows
                    for the three months ended March 31, 2001
                    (unaudited) and March 31, 2000 (unaudited)...........     5

                  Notes to Condensed Consolidated Financial Statements
                    (unaudited)..........................................     6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................     9

         Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk..........................................    13

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings......................................    14

         Item 2.  Changes in Securities and Use of Proceeds..............    14

         Item 6.  Exhibits and Reports on Form 8-K.......................    14

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                                2001       2000
                                                                ----       ----
Gross broadcast revenues                                     $ 12,403    $  8,097
Less agency commissions                                         1,069         620
                                                             --------    --------
  Net broadcast revenues                                       11,334       7,477

Station operating expenses                                      8,441       5,673
Depreciation and amortization                                   3,352       1,505
Corporate general and administrative expenses                   1,326         986
                                                             --------    --------
  Operating loss                                               (1,785)       (687)

Interest expense                                                 (986)     (2,236)
Other (expense) income, net                                      (137)        248
                                                             --------    --------
  Loss before income taxes and extraordinary items             (2,908)     (2,675)
Income tax benefit                                              1,900           -
                                                             --------    --------
Loss before extraordinary item                                 (1,008)     (2,675)
Extraordinary loss on extinguishment of debt, net of taxes          -      (1,114)
                                                             --------    --------
Net loss                                                     $ (1,008)   $ (3,789)
                                                             ========    ========

Loss applicable to common shares:
  Net loss                                                   $ (1,008)   $ (3,789)
  Preferred stock dividend requirements                             -        (629)
  Preferred stock accretion                                         -     (26,611)
                                                             --------    --------
  Loss applicable to common shares                           $ (1,008)   $(31,029)
                                                             ========    ========

Basic and diluted loss per common share:
  Loss before extraordinary items                            $  (0.03)   $  (1.24)
  Extraordinary items                                               -        (.05)
                                                             --------    --------
       Net loss per common share                             $  (0.03)   $  (1.29)
                                                             ========    ========
Weighted average number of common shares used
  in basic and diluted calculations                            33,810      24,100


   The accompanying notes are an integral part of these financial statements.

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                            March 31,           December 31,
                                                                               2001                 2000
                                                                         -----------------     ---------------
                                                                            (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                              $   1,110            $     778
     Accounts receivable, less allowance of $499 and
         $403 at March 31, 2001 and December 31, 2000,
         respectively                                                           8,790               10,639
     Other current assets                                                         503                  595
                                                                            ---------            ---------

         Total current assets                                                  10,403               12,012

Property and equipment, net                                                    20,830               20,716
Intangible assets, net                                                        215,357              217,897
Other assets, net                                                               2,048                2,108
                                                                            ---------            ---------

         Total assets                                                       $ 248,638            $ 252,733
                                                                            =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $   1,383            $   1,672
     Accrued compensation                                                         750                  932
     Other current liabilities                                                  1,952                2,298
                                                                            ---------            ---------

         Total current liabilities                                              4,085                4,902

Long-term debt, less current portion                                           44,495               45,010
Deferred taxes and other long-term liabilities                                  2,475                4,401
                                                                            ---------            ---------

         Total liabilities                                                     51,055               54,313

Commitments and Contingencies

Stockholders' equity:

     Common stock, $.01 par value, 60,000,000 shares authorized;
         35,226,270 and 35,158,349 shares issued at March 31, 2001
         and December 31, 2000, respectively                                      352                  352
     Treasury shares, 1,363,752 shares, at cost, at March 31, 2001
         and December 31, 2000                                                 (7,063)              (7,063)
     Additional paid-in capital                                               259,557              259,386
     Retained deficit                                                         (55,263)             (54,255)
                                                                            ---------            ---------
         Total stockholders' equity                                           197,583              198,420
                                                                            ---------            ---------

Total liabilities and stockholders' equity                                  $ 248,638            $ 252,733
                                                                            =========            =========


   The accompanying notes are an integral part of these financial statements.

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                           Three months ended March 31,
                                                                        ------------------------------------
                                                                               2001              2000
                                                                           -------------     -------------
Cash flows from operating activities:
   Net cash provided by (used in) operating activities                     $  1,800          $    (39)

Cash flows from investing activities:
   Acquisitions of radio stations, net of cash acquired
     and other acquisition costs                                                (69)          (67,667)
   Proceeds from insurance claim and sales of assets                             19                98
   Capital expenditures                                                        (920)             (197)
   Escrow deposit for acquisition of radio stations                               -            (5,000)
                                                                           --------          --------
     Net cash used in investing activities                                     (970)          (72,766)

Cash flows from financing activities:
   Proceeds from issuance of common and
     convertible preferred stocks                                                17           156,900
   Payment on buyback of treasury shares                                          -            (1,513)
   Dividends paid on all series of preferred stock                                -            (8,153)
   Redemption of Series B preferred stock                                         -            (5,000)
   Principal payments on long-term debt                                      (1,515)          (24,778)
    Long-term debt borrowings                                                 1,000                 -
   Payments for deferred financing costs                                          -            (1,843)
   Payment of issuance costs                                                      -           (11,431)
                                                                           --------          --------

Net cash (used in) provided by financing activities                            (498)          104,182
                                                                           --------          --------
Net increase in cash and cash equivalents                                       332            31,377
Cash and cash equivalents at beginning of period                                778             3,410
                                                                           --------          --------
Cash and cash equivalents at end of period                                 $  1,110          $ 34,787
                                                                           ========          ========

Supplemental schedule of non-cash financing
   and investing activities:
   Common stock issued in conjunction with the
     acquisition of stations in Utica-Rome and
     Watertown, New York                                                   $      -          $    850


   The accompanying notes are an integral part of these financial statements.

                           REGENT COMMUNICATIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

     Regent Communications, Inc. (including its wholly-owned subsidiaries, the "Company" or "Regent") was formed to acquire, own and operate radio stations in medium-sized and small markets in the United States.

     The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 2000 condensed balance sheet was derived from audited financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in Regent's Form 10-K for the year ended December 31, 2000.

2.   COMPLETED AND PENDING ACQUISITIONS AND DISPOSITIONS

     On May 15, 2001 the Company entered into a definitive agreement with Two Petaz, Inc.; WFYR, Inc.; Winston Communications, Inc. of Illinois; and the Cromwell Group, Inc., to acquire (i) substantially all the assets of WGLO(FM), WPPY(FM), WRVP(FM) and WVEL(AM), serving the Peoria, Illinois market for a purchase price of approximately $14.0 million in cash and (ii) the capital stock of the corporations owning radio stations WFYR(FM) and WIXO(FM), also serving the Peoria market, in exchange for $6.0 million in shares of Regent common stock. Regent delivered an irrevocable letter of credit in the amount of $1.0 million to secure its obligations under the agreement. The Company expects the transactions to close in the third quarter of 2001.

     On May 9, 2001, the Company completed the acquisition by merger with StarCom, Inc. of two FM and one AM radio stations (KKRS-FM, KLZZ-FM and KXSS-AM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash. The purchase was funded by borrowings under Regent's bank credit facility. Prior to the closing of the purchase, the Company provided programming and other services to the stations under a time brokerage agreement which began in July 2000.

     On December 28, 2000, the Company entered into a definitive agreement with NextMedia Group II, Inc. to acquire WJET-FM serving the Erie, Pennsylvania market, for approximately $5.0 million in cash. Regent delivered an irrevocable letter of credit in the amount of $250,000 to secure its obligations under the agreement. The Federal Communications Commission has approved the assignment of the station licenses, and the Company anticipates closing this acquisition in the third quarter 2001. The closing of this transaction had been delayed by the FCC's analysis of market revenue share in Erie, Pennsylvania .

     On November 3, 2000, the Company entered into a definitive agreement to sell substantially all the assets of its three Southern California radio stations (KTPI-FM and KAVC-

AM licensed to Mojave and Tehachapi, and KOSS-FM licensed to Rosamond) to Concord Media Group, Inc. for approximately $13.5 million. The Federal Communications Commission has approved the assignment of the station licenses, and the Company anticipates closing the transaction in the second quarter 2001. Action on the FCC application for approval of this sale had been delayed due to the filing of an objection by the owner of a competing station in the market.

     The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of the stations acquired prior to 2001.


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                       2001             2000
                                                                       ----             ----
                                                                            (unaudited)
                                                            (In thousands, except per share amounts)
Net broadcast revenues                                             $    11,334       $    10,854

Loss before extraordinary items                                    $    (1,008)      $      (743)

Net loss                                                           $    (1,008)      $    (1,857)

Net loss per common share before extraordinary items:
                Basic and diluted                                  $     (0.03)      $     (0.02)

Net loss per common share:
                Basic and diluted                                  $     (0.03)      $     (0.05)


     These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the three-month periods.

3.   LONG-TERM DEBT

     In January of 2000, the Company entered into a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125.0 million (including a commitment to issue letters of credit of up to $25.0 million in aggregate face amount, subject to the maximum revolving commitment available) and additional borrowing capacity of a maximum aggregate amount of $50.0 million available, which subfacility would convert in January 2002 to a term loan maturing December 31, 2006. The credit facility is available for working capital and acquisitions, including related acquisition expenses. At March 31, 2001, there were borrowings of $44.0 million outstanding under this facility and there were approximately $81.0 million of available borrowings, subject to the terms and conditions of the credit facility.

     Under the credit facility, the Company is required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company's option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted

Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon the Company's financial leverage. Borrowings under the credit facility bore interest at the rate of 6.54% as of March 31, 2001. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. The Company's indebtedness under this credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries' stock and is guaranteed by these subsidiaries.

4.   CAPITAL STOCK

     The Company's authorized capital stock consists of 60,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued at March 31, 2001. Of the authorized but unissued preferred stock, 620,000 shares are designated as Series A convertible preferred stock, 1,000,000 shares as Series B senior convertible preferred stock, 4,000,000 shares as Series C convertible preferred stock, 1,000,000 shares as Series D convertible preferred stock, 5,000,000 shares as Series E convertible preferred stock, 4,100,000 million shares as Series F convertible preferred stock, 1,800,000 shares as Series G convertible preferred stock, 2,200,000 shares as Series H convertible preferred stock and 4,100,000 shares of Series K convertible preferred stock.

     On March 20, 2001, Regent issued 37,230 shares of its common stock to River Cities Capital Fund Limited Partnership upon the exercise in full, on a cashless net issue basis, of outstanding warrants which provided for the purchase of a total of 100,000 shares of Regent common stock at $5.00 per share. These warrants had been issued in 1998 in connection with the issuance of Series B and F convertible preferred stock. Regent's remaining warrants, which expire in 2003, entitle the holders to purchase a total of 790,000 shares of Regent's common stock at $5.00 per share.

     During the third quarter of 2000, Regent's Board of Directors approved a program to buy back up to $10.0 million of its common stock. There were no purchases of common stock by Regent under this program in the first quarter of 2001.

5.   EARNINGS PER SHARE

     Regent has adopted the provisions of SFAS 128, "Earnings Per Share." SFAS 128 calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. The effects of the assumed exercise of outstanding options to purchase 1,971,058 of common stock and warrants to purchase 790,000 shares of common stock would not be dilutive for all periods presented. Therefore, basic EPS and diluted EPS are the same for all periods presented.

6.   INCOME TAXES

     The Company's effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes of 2.5%, net of federal benefit, and an increase in deferred tax assets for true-up of net operating loss carry-forwards.

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued an Exposure Draft, Proposed Statement of Financial Accounting Standards, Business Combinations and Intangible Assets-Accounting for Goodwill. The Exposure Draft contains the FASB's tentative decisions about requiring the use of a non-amortization approach to account for certain purchased intangible assets. Under the non-amortization approach, certain intangible assets would be tested for impairment, rather than being amortized to earnings.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Regent may employ financial instruments to manage its exposure to fluctuations in interest rates. Regent does not hold or issue such financial instruments for trading purposes. In June 2000, the FASB issued SFAS 138, an amendment to SFAS
133. Regent has adopted SFAS 133 and related amendments, as required in the year 2001, and has determined the impact of adoption to be immaterial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

     This Form 10-Q includes certain forward-looking statements with respect to our company that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations. They may use words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "project" and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

RESULTS OF OPERATIONS

A comparison of the three months ended March 31, 2001 versus March 31, 2000 follows:

     Our results from operations for the first three months of 2001 showed significant increases over the same period of 2000, primarily due to the acquisitions of stations in Grand Rapids, Michigan and Albany, New York in the third quarter of 2000 and, to a lesser extent, the acquisitions of stations in Watertown, New York, Utica, New York and El Paso Texas in the first quarter of 2000. Net broadcast revenues in the first quarter of 2001 increased by 52% from $7.5 million in the first quarter of 2000 to $11.3 million, station operating expenses increased 49% from $5.7 million to $8.4 million, and depreciation and amortization increased 123% from $1.5 million to $3.4 million. During the first quarter of 2001, in comparison to the same period of 2000, our broadcast cash flow increased by 60% from $1.8 million to $2.9 million.

     While the acquisitions mentioned above have affected the comparability of our 2001 results from operations to those of 2000, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of any markets held for sale. This group of comparable markets is currently represented by five markets and 19 radio stations. In these comparable markets, for the three months ended March 31, 2001, as compared to the same period in 2000, our net broadcast revenues, excluding barter revenues, increased 9.1% and broadcast cash flow increased by 18.4%. The increases were due primarily to a combination of larger and better trained local sales departments at the radio stations, contributing to increased revenues and increased cost efficiencies.

     Corporate general and administrative expenses increased 30% from approximately $1.0 million to $1.3 million in the first quarter of 2001 compared to 2000 as a result of increasing the corporate infrastructure to support a larger company and from costs related to preparing our technical infrastructure for further growth. Interest expense decreased 56% from approximately $2.2 million to $1.0 million in 2001, primarily as a result of $1.5 million of interest expense recorded in the first quarter of 2000 related to an increase in warrant liability which was adjusted to fair value and reclassed to additional paid-in capital at the completion of our initial public offering in January 2000.

     The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes of 2.5%, net of federal benefit, and an increase in deferred tax assets for true-up of net operating loss carry-forwards.

     In the first quarter of 2000, we recognized an extraordinary charge of approximately $1.1 million related to the write-off of deferred financing fees associated with the payoff of our former credit facility in January of 2000.

     Net loss per common share for the first quarter of 2001 was $0.03 compared to a net loss of $1.29 in 2000. The large variance was primarily the result of preferred stock dividends and preferred stock and warrant accretion from January 1, 2000 through completion of our initial public offering on January 28, 2000 and, to a lesser extent, a lower weighted average number of common shares in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash balance at March 31, 2001 was approximately $1.1 million compared to $34.8 million at March 31, 2000. The large cash balance in 2000 resulted from the net proceeds from our initial public offering that were not used for acquisitions until the third quarter of 2000. Net cash provided by operating activities was $1.8 million in 2001 compared to $39,000 of cash used in operating activities in 2000. The increase was due primarily to the operating activities of radio stations acquired in 2000. Cash flow used in investing activities decreased to $970,000 in 2001 compared to $72.8 million used in 2000, due primarily to the acquisition of radio stations in Utica, New York, Watertown, New York, and El Paso, Texas in the first quarter of 2000. Cash flows used in financing activities were $498,000 in 2001 compared to $104.2 million provided by financing activities in 2000, with the change due primarily to net proceeds received from our initial public offering in January 2000.

Sources of funds

     In January 2000, we entered into a $125.0 million senior secured seven-year reducing revolving bank credit facility maturing December 31, 2006. This facility also provides for an additional $50.0 million of borrowing capacity on substantially the same terms to fund future acquisitions, which subfacility would convert in January 2002 to a term loan maturing December 31, 2006. The credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund permitted acquisitions. The facility also permits us to request from time to time that the lenders issue letters of credit in an aggregate amount up to $25.0 million in accordance with the same lending provisions. The commitment, and our maximum borrowings, will reduce over five years beginning in 2002 as follows (In thousands):

                           December 31,                Commitment Amount
                           ------------                -----------------

                               2001                        $125,000
                               2002                         106,250
                               2003                          87,500
                               2004                          62,500
                               2005                          37,500
                               2006                               0

     The $25.0 million letter of credit sub-limit also reduces proportionately but not below $15.0 million. Mandatory prepayments and commitment reductions will also be required from certain asset sales, subordinated debt proceeds, excess cash flow amounts and sales of equity securities.

     Under the terms of the facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon our financial leverage. Borrowings outstanding at March 31, 2001 bore interest at the rate of 6.54%.

     We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. Our indebtedness under this credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries' stock and is guaranteed by these subsidiaries.

     At May 10, 2001 there were borrowings of $49.0 million outstanding under our facility, and there were approximately $76.0 million of available borrowings, subject to the terms and conditions of the credit facility.

Uses of funds

     On May 9, 2001, we completed the acquisition by merger with StarCom, Inc. of two FM and one AM radio stations (KKRS-FM, KLZZ-FM and KXSS-AM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash, which was funded from the credit facility. Prior to the closing of the purchase, we provided programming and other services to the stations under a time brokerage agreement which began in July 2000.

     In the first quarter of 2001, we funded capital expenditures of $920,000, of which approximately $650,000 was related to the acquisition of a new broadcasting tower in our Flint, Michigan market. The remaining balance was utilized to upgrade our equipment and facilities, primarily at stations acquired in 2000, in order to remain competitive and to create cost savings over the long term. We expect capital expenditures in 2001 to increase by approximately $1.0 million compared to last year due to various capital projects related to the radio stations we acquired in 2000 and the correlating increase in the size of our infrastructure.

Pending acquisitions and dispositions

     On May 15, 2001 we entered into a definitive agreement with Two Petaz, Inc.; WFYR, Inc.; Winston Communications, Inc. of Illinois; and the Cromwell Group, Inc., to acquire (i) substantially all the assets of WGLO(FM), WPPY(FM), WRVP(FM) and WVEL(AM), serving the Peoria, Illinois market for a purchase price of approximately $14.0 million in cash and (ii) the capital stock of the corporations owning radio stations WFYR(FM) and WIXO(FM), also serving the Peoria market, in exchange for $6.0 million in shares of our common stock. We delivered an irrevocable letter of credit in the amount of $1.0 million to secure our obligations under the agreement. We anticipate closing these transactions in the third quarter of 2001.

     On December 28, 2000 we entered into a definitive agreement with NextMedia Group II, Inc. and its affiliate to acquire substantially all of the assets of WJET-FM serving the Erie, Pennsylvania market for approximately $5.0 million in cash. We delivered an irrevocable letter of credit in the amount of $250,000 to secure our obligations under the agreement. The Federal Communications Commission has approved the assignment of the station licenses, and we anticipate closing this acquisition in the third quarter 2001. The closing of this transaction had been delayed by the FCC's analysis of market revenue share in Erie, Pennsylvania.

     On November 3, 2000, we entered into a definitive agreement to sell substantially all the assets of our three Southern California radio stations (KTPI-FM and KAVC-AM licensed to Mojave and Tehachapi, and KOSS-FM licensed to Rosamond) to Concord Media Group, Inc. for approximately $13.5 million. The Federal Communications Commission has approved the assignment of the station licenses, and we anticipate closing this transaction in the second quarter 2001. Action on the FCC application for approval of this sale had been delayed due to the filing of an objection by the owner of a competing station in the market based on the alleged ownership concentration claimed to be allocable to the proposed buyer following the sale. We intend to apply the net proceeds of this sale to temporarily pay down our credit facility until we need to re-borrow it for future acquisitions or other corporate purposes.

     We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to complete our pending acquisitions and to meet our requirements for corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness. After giving effect to all pending transactions, the outstanding borrowings under our credit facility would be approximately $54.5 million with available borrowings of approximately $70.5 million, subject to the terms and conditions of the credit facility.

Recently issued accounting pronouncements

     The Financial Accounting Standards Board (FASB) has issued an Exposure Draft, Proposed Statement of Financial Accounting Standards, Business Combinations and Intangible Assets-Accounting for Goodwill. The Exposure Draft contains the FASB's tentative decisions about requiring the use of a non-amortization approach to account for certain purchased intangible assets. Under the non-amortization approach, certain intangible assets would be tested for impairment, rather than being amortized to earnings.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 prescribes the accounting treatment for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. We may employ financial instruments to manage our exposure to fluctuations in interest rates. We do not hold or issue such financial instruments for trading purposes. In June 2000, the FASB issued SFAS 138, an amendment to SFAS 133. We have adopted SFAS 133 and related amendments, as required in the year 2001, and have determined the impact of adoption to be immaterial.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of March 31, 2001, we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at March 31, 2001, a one percent (1%) change in the weighted average interest rate would change our annual interest expense by $440,000.

PART II-  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business. In the opinion of our management, we are not a party to any lawsuit or legal proceeding which is likely to have a material adverse effect on our business or financial condition.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 20, 2001, we issued 37,230 shares of our common stock to River Cities Capital Fund Limited Partnership upon the exercise in full, on a cashless "net issue" basis, of outstanding warrants which provided for the purchase of a total of 100,000 shares of our common stock at $5.00 per share. These warrants had been issued in 1998 in connection with the issuance of Series B and F convertible preferred stock, which converted to our common stock in January 2000.

     In the first quarter of 2001, we issued 8,345 shares of common stock on the exercise of stock options under both our 1998 Management Stock Option Plan and Faircom Conversion Stock Option Plan at stated exercise prices ranging from $1.56 to $5.00 per share.

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

     (b)  Reports on Form 8-K

     No Forms 8-K were filed during the first quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       REGENT COMMUNICATIONS, INC.



Date:    May 15, 2001                  By: /s/ Terry S. Jacobs
                                          --------------------------------------
                                          Terry S. Jacobs, Chairman of the Board
                                          and CEO


Date:    May 15, 2001                  By: /s/ Anthony A. Vasconcellos
                                          --------------------------------------
                                          Anthony A. Vasconcellos, Chief
                                          Financial Officer and Senior Vice
                                          President (Chief Accounting Officer)

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

4(b)* Omnibus Amendment No. 1 and Amendment No. 1 to Credit Agreement dated as of February 4, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(e) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(c)* Amendment No. 2 and Consent, dated as of August 23, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(c) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(d)* Amendment No. 3 dated as of December 1, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(d) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(e)* Revolving Credit Note dated as of February 7, 2000 made by Regent Broadcasting, Inc. in favor of Fleet National Bank in the original principal amount of $25 million (previously filed as Exhibit 4(f) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference) (See Note 1 below)

4(f)* Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(g)* Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(h)* Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

10(a) Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through March 30, 2001

10(b) Executive Employment Agreement dated as of March 1, 2001 between Regent Communications, Inc. and Terry S. Jacobs

10(c) Executive Employment Agreement dated as of March 1, 2001 between Regent Communications, Inc. and William L. Stakelin