Form 10-Q
period 2001-06-30
REGENT COMMUNICATIONS INC
filed 2001-08-14
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-15392

                           REGENT COMMUNICATIONS, INC.

             (Exact Name of Registrant as Specified in its Charter)

       DELAWARE                                            31-1492857
       --------                                            ----------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)

                         100 EAST RIVERCENTER BOULEVARD
                                    9TH FLOOR
                            COVINGTON, KENTUCKY 41011
                     -------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (859) 292-0030
                      -------------------------------------
              (Registrant's Telephone Number, including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X         No  ___
               -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 33,863,018 shares outstanding as of August 10,
2001

                           REGENT COMMUNICATIONS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      INDEX

PART I   FINANCIAL INFORMATION                                                                      Page
                                                                                                    Number
                                                                                                    ------
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations
                           for the three months and six months ended
                           June 30, 2001 (unaudited) and June 30, 2000 (unaudited)...............     3

                  Condensed Consolidated Balance Sheets
                           as of June 30, 2001 (unaudited) and December 31, 2000.................     4

                  Condensed Consolidated Statements of Cash Flows
                           for the six months ended June 30, 2001 (unaudited)
                           and June 30, 2000 (unaudited).........................................     5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...............     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.............................................    10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................    15

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................    15

         Item 4. Submission of Matters to a Vote of Security Holders...........................      16

         Item 6.  Exhibits and Reports on Form 8-K...............................................    17

PART I     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                              Three Months Ended June 30,    Six Months Ended June 30,
                                                                  2001           2000           2001          2000
                                                                --------       --------       --------       --------
Gross broadcast revenues                                        $ 16,209       $ 11,611       $ 28,612       $ 19,708
Less agency commissions                                            1,551            950          2,620          1,570
                                                                --------       --------       --------       --------
  Net broadcast revenues                                          14,658         10,661         25,992         18,138

Station operating expenses                                         9,873          7,024         18,314         12,697
Depreciation and amortization                                      3,266          1,764          6,618          3,269
Corporate general and administrative expenses                      1,257          1,146          2,583          2,132
                                                                --------       --------       --------       --------
  Operating income (loss)                                            262            727         (1,523)            40

Interest expense                                                    (788)          (241)        (1,774)        (2,478)
Gain on sale of radio stations                                     4,520           --            4,459           --
Other (expense) income, net                                         (196)           480           (272)           729
                                                                --------       --------       --------       --------
  Income (loss) before income taxes and
    extraordinary items                                            3,798            966            890         (1,709)

Income tax (expense) benefit                                      (1,300)          --              600           --
                                                                --------       --------       --------       --------
Income (loss) before extraordinary item                            2,498            966          1,490         (1,709)
Extraordinary loss on extinguishment of debt, net of taxes          --             --             --           (1,114)
                                                                --------       --------       --------       --------
Net income (loss)                                               $  2,498       $    966       $  1,490       ($ 2,823)
                                                                ========       ========       ========       ========

Income (loss) applicable to common shares:
  Income (loss)                                                 $  2,498       $    966       $  1,490       ($ 2,823)
  Preferred stock dividend requirements                             --             --             --             (629)
  Preferred stock accretion                                         --             --             --          (26,611)
                                                                --------       --------       --------       --------
  Income (loss) applicable to common shares                     $  2,498       $    966       $  1,490       ($30,063)
                                                                ========       ========       ========       ========

Basic net income (loss) per common share:
  Income (loss) before extraordinary item                       $   0.07       $   0.03       $   0.04       ($  0.98)
  Extraordinary item                                                --             --             --            (0.04)
                                                                --------       --------       --------       --------
  Net income (loss) per common share                            $   0.07       $   0.03       $   0.04       ($  1.02)
                                                                ========       ========       ========       ========

Diluted net income (loss) per common share:
  Income (loss) before extraordinary item                       $   0.07       $   0.03       $   0.04       ($  0.98)
  Extraordinary item                                                --             --             --            (0.04)
                                                                --------       --------       --------       --------
  Net income (loss) per common share                            $   0.07       $   0.03       $   0.04       ($  1.02)
                                                                ========       ========       ========       ========

Number of common shares used in Basic calculation                 33,863         34,630         33,820         29,365

Number of common shares used in Diluted calculation               34,674         35,598         34,674         29,365



The accompanying notes are an integral part of these condensed consolidated financial statements

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                           June 30,           December 31,
                                                                             2001                 2000
                                                                       -----------------     ---------------
                                                                         (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                             $   1,249           $     778
     Accounts receivable, less allowance of $548 and
         $403 at June 30, 2001 and December 31, 2000, respectively            11,170              10,639
     Other current assets                                                        915                 595
                                                                           ---------           ---------

         Total current assets                                                 13,334              12,012

Property and equipment, net                                                   20,134              20,716
Intangible assets, net                                                       210,346             217,897
Other assets, net                                                              1,631               2,108
                                                                           ---------           ---------
         Total assets                                                      $ 245,445           $ 252,733
                                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $   1,504           $   1,672
     Accrued compensation                                                        927                 932
     Other current liabilities                                                 1,998               2,298
                                                                           ---------           ---------
         Total current liabilities                                             4,429               4,902

Long-term debt, less current portion                                          36,780              45,010
Deferred taxes and other long-term liabilities                                 4,158               4,401
                                                                           ---------           ---------
         Total liabilities                                                    45,367              54,313

Commitments and Contingencies

Stockholders' equity:

     Common stock, $.01 par value, 60,000,000 shares authorized; 35,226,270 and
         35,158,349 shares issued at June 30, 2001
         and December 31, 2000, respectively                                     352                 352
     Treasury shares, 1,363,752 shares, at cost, at June 30, 2001
         and December 31, 2000                                                (7,063)             (7,063)
     Additional paid-in capital                                              259,554             259,386
     Retained deficit                                                        (52,765)            (54,255)
                                                                           ---------           ---------
         Total stockholders' equity                                          200,078             198,420
                                                                           ---------           ---------
Total liabilities and stockholders' equity                                 $ 245,445           $ 252,733
                                                                           =========           =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                             Six months ended June 30,
                                                                        ------------------------------------

                                                                               2001              2000
                                                                           -------------     -------------
Cash flows from operating activities:
   Net cash provided by operating activities                               $  1,661          $    447

Cash flows from investing activities:
   Acquisitions of radio stations, net of cash acquired
     and other acquisition costs                                             (4,952)          (68,043)
   Capital expenditures                                                      (1,552)             (788)
   Net proceeds from sale of radio stations                                  13,440                 -
   Escrow deposit for acquisition of radio stations                               -            (5,300)
   Other                                                                         90                98
                                                                           --------          --------
     Net cash provided by (used in) investing activities                      7,026           (74,033)

Cash flows from financing activities:
   Proceeds from issuance of common and
     convertible preferred stocks                                                14           156,938
   Payment on buyback of treasury shares                                          -            (1,513)
   Dividends paid on all series of preferred stock                                -            (7,296)
   Redemption of Series B preferred stock                                         -            (5,857)
   Principal payments on long-term debt                                     (14,230)          (24,794)
   Long-term debt borrowings                                                  6,000                 -
   Payments for deferred financing costs                                          -            (1,904)
   Payment of issuance costs                                                      -           (11,606)
                                                                           --------          --------
     Net cash (used in) provided by financing activities                     (8,216)          103,968
                                                                           --------          --------

Net increase in cash and cash equivalents                                       471            30,382
Cash and cash equivalents at beginning of period                                778             3,410
                                                                           --------          --------
Cash and cash equivalents at end of period                                 $  1,249          $ 33,792
                                                                           ========          ========

Supplemental schedule of non-cash financing
   and investing activities:
   Common stock issued in conjunction with the
     acquisition of stations in Utica-Rome and
     Watertown, New York                                                   $      -          $    850




The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2.       COMPLETED AND PENDING ACQUISITIONS AND DISPOSITIONS

         On May 9, 2001, the Company completed the acquisition by merger with StarCom, Inc. of one AM and two FM radio stations (KXSS-AM, KKRS-FM and KLZZ-FM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash. The purchase was funded by borrowings under Regent's bank credit facility. Prior to the closing of the purchase, the Company provided programming and other services to the stations under a time brokerage agreement, which began in July 2000. The Company has preliminarily allocated approximately $4.9 million of the purchase price to FCC licenses and other intangibles and approximately $0.1 million to fixed assets.

         On June 1, 2001, the Company completed the sale of substantially all the assets of its three radio stations serving the Palmdale, California market (KTPI-FM and KAVC-AM licensed to Mojave and Tehachapi, and KOSS-FM licensed to Rosamond) to Concord Media Group, Inc. for approximately $13.5 million. The Company recognized a pre-tax gain of approximately $4.5 million on the sale.

         The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of the stations acquired in 2000 and 2001, but excluding the operations of the Palmdale, California stations disposed of in the second quarter of 2001, as though the acquisition or disposition of stations had occurred at the beginning of each of the periods presented.

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                       2001             2000
                                                                       ----             ----
                                                                            (unaudited)
                                                              (In thousands, except per share amounts)
Net broadcast revenues                                             $    24,936       $    23,696

Loss before extraordinary items                                    $    (2,013)      $    (1,193)

Net loss                                                           $    (2,013)      $    (2,307)

Net loss per common share before extraordinary items:
                Basic and diluted                                  $     (0.06)      $     (0.04)

Net loss per common share:
                Basic and diluted                                  $     (0.06)      $     (0.07)

         These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the six-month periods.

         On December 28, 2000, the Company entered into a definitive agreement with NextMedia Group II, Inc. to acquire substantially all the assets of WJET-FM serving the Erie, Pennsylvania market, for approximately $5.0 million in cash. Regent delivered an irrevocable letter of credit in the amount of $250,000 to secure its obligations under the agreement. The Federal Communications Commission has approved the assignment of the station licenses, and the Company anticipates closing this acquisition in the third quarter of 2001. The closing of this transaction had been delayed by the FCC's analysis of market revenue share in Erie, Pennsylvania.

         On May 15, 2001, the Company entered into a definitive agreement with Two Petaz, Inc.; WFYR, Inc.; Winston Communications, Inc. of Illinois; and the Cromwell Group, Inc., to acquire (i) substantially all the assets of WGLO-FM, WPPY-FM, WRVP-FM and WVEL-AM, serving the Peoria, Illinois market for a purchase price of approximately $14.0 million in cash and (ii) the capital stock of the corporations owning radio stations WFYR-FM and WIXO-FM, also serving the Peoria market, in exchange for $6.0 million, payable in shares of Regent common stock. Regent delivered an irrevocable letter of credit in the amount of $1.0 million to secure its obligations under the agreement. Effective May 16, 2001, the Company began providing programming and other services to the stations under time brokerage agreements. The Company expects the transactions to close in the third quarter of 2001.

         On July 27, 2001, the Company entered into a definitive agreement to purchase the option to buy and the stock of Haith Broadcasting Corporation, owner of WFGR-FM, serving the Grand Rapids, Michigan market, for approximately $5.0 million in cash. Regent has placed in escrow $250,000 to secure its obligation under the agreement. The Company expects the transaction to close in the fourth quarter of 2001.

         Also on July 27, 2001, the Company entered into a definitive agreement to purchase the stock of Frankenmuth Radio Co., Inc., owner of WZRZ-FM, serving the Flint, Michigan market, for a purchase price of approximately $2.0 million, payable in a combination of cash and Regent common stock. Regent has placed in escrow $125,000 to secure its obligation under the agreement. The Company expects the transaction to close in the fourth quarter of 2001.

3.       LONG-TERM DEBT

         In January of 2000, the Company entered into a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125.0 million (including a commitment to issue letters of credit of up to $25.0 million in aggregate face amount, subject to the maximum revolving commitment available) and an additional revolving loan facility with a maximum aggregate amount of $50.0 million available, subject to the terms of the credit agreement. This additional $50.0 million of borrowing capacity is available during the first 24 months of the facility and thereafter will convert to a term loan maturing December 31, 2006. The credit facility is available for working capital and acquisitions, including related acquisition expenses. At June 30, 2001, there were borrowings of $36.3 million outstanding under this facility and there were approximately $88.7 million of available borrowings, subject to the terms and conditions of the credit facility, of which approximately $1.3 million was committed under letters of credit.

         Under the credit facility, the Company is required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio, and to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company's option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon the Company's financial leverage. Borrowings under the credit facility bore interest at an average rate of 5.4% as of June 30, 2001. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. The Company's indebtedness under this credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries' stock and is guaranteed by these subsidiaries.

4.       CAPITAL STOCK

         The Company's authorized capital stock consists of 60,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued at June 30, 2001. Of the authorized but unissued preferred stock, 620,000 shares are designated as Series A convertible preferred stock, 1,000,000 shares as Series B senior convertible preferred stock, 4,000,000 shares as Series C convertible preferred stock, 1,000,000 shares as Series D convertible preferred stock, 5,000,000 shares as Series E convertible preferred stock, 4,100,000 million shares as Series F convertible preferred stock, 1,800,000 shares as Series G convertible preferred stock, 2,200,000 shares as Series H convertible preferred stock and 4,100,000 shares of Series K convertible preferred stock. The Company also has 16,180,000 shares of preferred stock whose series and designation have not been fixed.

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

         During the third quarter of 2000, Regent's Board of Directors approved a program to buy back up to $10.0 million of its common stock, of which approximately $7.1 million was used during the year 2000 to purchase 1,363,752 shares. There were no purchases of common stock by Regent during the first half of 2001, leaving the Company the ability to buy back, at its discretion, up to $2.9 million worth of its common stock under the program.

5.       EARNINGS PER SHARE

         Regent has adopted the provisions of SFAS 128, "Earnings Per Share." SFAS 128 calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. For the three and six months ended June 30, 2001, the effects of the assumed exercise of outstanding options to purchase 1,846,903 shares of common stock and warrants to purchase 790,000 shares of common stock are dilutive. The effects of the assumed exercise of outstanding options to purchase 1,905,903 shares of common stock and warrants to purchase 890,000 shares of common stock are dilutive for the quarter ended June 30, 2000, but are not dilutive for the six months ended June 30, 2000, therefore, basic EPS and diluted EPS for that period are the same.




                                                      Three Months Ended          Six Months Ended
                                                     June 30      June 30       June 30      June 30
                                                      2001         2000          2001         2000
                                                   ------------ ------------  ------------ ------------

Weighted Average Basic Common Shares                    33,863       34,630        33,820       29,365
Dilutive effect of stock options and warrants              811          968           854            -
                                                   ------------ ------------  ------------ ------------
Weighted Average Diluted Common Shares                  34,674       35,598        34,674       29,365



6.       INCOME TAXES

         The Company's effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes of 2.5%, net of federal benefit, and an increase in deferred tax assets for true-up of net operating loss carry-forwards in the first quarter of 2001.

7.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141, which became effective on July 1, 2001, eliminated the use of pooling of interests for all business combinations initiated after June 29, 2001 and also established specific criteria for the recognition of intangible assets separate from goodwill. SFAS 142 requires that a company no longer amortize the goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. SFAS 142 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002. The Company is currently evaluating the full impact that SFAS 141 and SFAS 142 will have on its consolidated financial statements, and believe that SFAS 142 could have a material impact on its financial statements as amortization of goodwill and certain other intangible assets represents a significant expense for the Company.


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

         Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, our ability to manage our growth, our ability to integrate our acquisitions, and changes in the regulatory climate affecting radio broadcast companies. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update or correct one or more forward-looking statements, you should not conclude that we will make additional updates or corrections with respect to those or any other forward-looking statements.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements. Results for the interim periods may not be indicative of the results for the full years. A comparison of the three and six months ended June 30, 2001 versus June 30, 2000 follows:

Comparison of three months ended June 30, 2001 to three months ended June 30,
2000

         Net broadcast revenues in the second quarter of 2001 increased by 37% from $10.7 million in the second quarter of 2000 to $14.7 million, station operating expenses increased 41% from $7.0 million to $9.9 million, and depreciation and amortization increased 85% from $1.8 million to $3.3 million. The increase in all categories is due primarily to the acquisitions of stations in Grand Rapids, Michigan and Albany, New York in the third quarter of 2000. Our time brokerage agreements for stations in St. Cloud, Minnesota and Peoria, Illinois during the third quarter of 2000 and the second quarter of 2001, respectively, also contributed to the increases. These increases were partially offset by the sale of the Palmdale, California stations during the second quarter of 2001. The controlling factors above also contributed to a 32% increase in our broadcast cash flow for the second quarter of 2001, increasing to $4.8 million from $3.6 million in 2000.

         While the acquisitions mentioned above have affected the comparability of our 2001 results from operations to those of 2000, we believe more direct quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of any markets held for sale. This group of comparable markets is currently represented by eight markets and 31 radio stations. In these comparable markets, for the three months ended June 30, 2001, as compared to the same period in 2000, our net broadcast revenues, excluding barter revenues, increased 5.2% and broadcast cash flow decreased by 9.8%. The increase in net broadcast revenue was due primarily to larger and better trained local sales departments at the radio stations. Broadcast cash flow decreased during the comparable quarter as we increased our investment spending levels to research product viability (formats), to establish local advertising and promotion to properly position stations, and to develop staff and train additional personnel. These strategies are designed to increase audience listenership and ratings, and in turn, generate higher levels of revenue and operating efficiencies.

         Corporate general and administrative expenses increased 10% from approximately $1.1 million in the second quarter of 2000 to $1.3 million in the second quarter of 2001 as a result of increasing the corporate infrastructure to support a larger company and from costs related to preparing our technical infrastructure for further growth. Interest expense increased 227% from approximately $0.2 million in 2000 to $0.8 million in 2001 due to borrowings under the credit facility during the third quarter of 2000 to partially fund the acquisitions of the Grand Rapids, Michigan and Albany, New York radio stations.

         We recognized a pre-tax gain on the sale of the Palmdale, California radio stations for approximately $4.5 million during the second quarter of 2001.

         We had an effective tax rate for the second quarter of 2001 of 34%, as compared to a zero percent effective tax rate in the second quarter of 2000 when a full valuation allowance was recorded against the deferred tax asset.

         Net income per common share for the second quarter of 2001 was $0.07 compared to net income of $0.03 in 2000. The increase is due to the gain recognized on the sale of the Palmdale, California stations.

Comparison of six months ended June 30, 2001 to six months ended June 30, 2000

         Net broadcast revenues for the first six months increased over that of the 2000 period by 43%, from $18.1 million to $26.0 million, while station operating expenses increased from $12.7 million to $18.3 million, an increase of 44%. Depreciation and amortization increased from $3.3 million to $6.6 million, an increase of 102%. The increase in all categories is due primarily to the acquisitions of stations in Grand Rapids, Michigan and Albany, New York, during the third quarter of 2000, and to a lesser extent, the acquisition of stations in Utica-Rome and Watertown, New York during the first quarter of 2000. Our time brokerage agreements for stations in St. Cloud, Minnesota and Peoria, Illinois during the third quarter of 2000 and the second quarter of 2001, respectively, also contributed to the increases. These increases were partially offset by the sale of the Palmdale, California stations during the second quarter of 2001. These factors also contributed to the 41% increase in broadcast cash flow for the six months ended June 30, 2001, increasing to $7.5 million compared to $5.3 million for the same period in 2000.

         Corporate general and administrative expenses increased 21% from $2.1 million in 2000 to $2.6 million in 2001 as a result of increases to the corporate and technical infrastructures to support a larger company and prepare for future increases in size.

         We recognized a pre-tax gain on the sale of the Palmdale, California radio stations for approximately $4.5 million during the second quarter of 2001.

         The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes of 2.5%, net of federal benefit, and an increase in deferred tax assets for true-up of net operating loss carry-forwards in the first quarter of 2001.

         In the first six months of 2000 we recognized an extraordinary charge of approximately $1.1 million, net of taxes, related to the write-off of deferred financing fees associated with the payoff of our former credit facility in January of 2000.

         Net income per common share for the first six months of 2001 was $0.04 compared to a net loss of $1.02 for the same period in 2000. The large variance was primarily the result of preferred stock dividends and preferred stock and warrants accretion from January 1 through completion of our initial public offering on January 28, 2000, but was also a result of the gain on the sale of the Palmdale, California radio stations recognized in the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash balance at June 30, 2001 was approximately $1.2 million compared to $33.8 million at June 30, 2000. The large cash balance in 2000 resulted from the net proceeds from our January 2000 initial public offering that were not used for acquisitions until the third quarter of 2000. Net cash provided by operating activities was $1.7 million in 2001 compared to $0.4 million for 2000. The increase was due primarily to the operating activities of radio stations acquired and/or operated under time brokerage agreements in 2001 and the latter half of 2000. Cash flow provided by investing activities was $7.0 million for 2001, due primarily to the sale of our radio stations in Palmdale, California and offset partially by the acquisition of three stations in St. Cloud, Minnesota. For the comparable period in 2000, cash flow used in investing activities was $74.0 million, due principally to the acquisitions of radio stations in Utica and Watertown, New York, and El Paso, Texas. Cash flows used in financing activities were $8.2 million in 2001 compared to $104.0 million provided by financing activities in 2000, with the change due primarily to net proceeds received from our initial public offering in January 2000.

Sources of funds

         In January 2000, we entered into a $125.0 million senior secured seven-year reducing revolving bank credit facility maturing December 31, 2006. This facility also provides for an additional $50.0 million of borrowing capacity on substantially the same terms to fund future acquisitions, subject to terms and conditions of the credit agreement. This additional $50.0 million borrowing capability is available during the first 24 months of the facility and thereafter will convert to a term loan maturing December 31, 2006. The credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund permitted acquisitions. The facility also permits us to request from time to time that the lenders issue letters of credit in an aggregate amount up to $25.0 million in accordance with the same lending provisions. The commitment, and our maximum borrowings, will reduce over five years beginning in 2002 as follows (in thousands):

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

         Under the terms of the facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon our financial leverage. Borrowings outstanding at June 30, 2001 bore interest at an average rate of 5.4%.

         We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. Our indebtedness under this credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries' stock and is guaranteed by these subsidiaries.

         At August 10, 2001 there were borrowings of $36.3 million outstanding under our facility, and there were approximately $88.7 million of available borrowings, subject to the terms and conditions of the credit facility, of which approximately $1.3 million was committed under letters of credit.

         On June 1, 2001, we completed the sale of substantially all the assets of our three Palmdale, California radio stations (KTPI-FM and KAVC-AM licensed to Mojave and Tehachapi, and KOSS-FM licensed to Rosamond) to Concord Media Group, Inc. for approximately $13.5 million. We recognized a pre-tax gain of approximately $4.5 million on the sale of these stations, and the net proceeds were used to pay down outstanding borrowings under our credit facility.

Uses of funds

         On May 9, 2001, we completed the acquisition by merger with StarCom, Inc. of one AM and two FM radio stations (KXSS-AM, KKRS-FM and KLZZ-FM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash, which was funded from the credit facility. Prior to the closing of the purchase, we provided programming and other services to the stations under a time brokerage agreement, which began in July 2000. We have preliminarily allocated approximately $4.9 million of the purchase price to FCC licenses and other intangibles and approximately $0.1 million to fixed assets.

         In the first six months of 2001, we funded capital expenditures of $1.6 million, of which approximately $650,000 was related to the acquisition of a new broadcasting tower in our Flint, Michigan market. The remaining balance was utilized to upgrade our equipment and facilities, primarily at stations acquired in 2000, in order to remain competitive and to create cost savings over the long term. We expect capital expenditures in 2001 to be approximately $2.7 million, resulting in an increase of approximately $1.0 million compared to last year, due to various capital projects related to the radio stations we acquired in 2000 and 2001 and the correlating increase in the size of our infrastructure.

Pending acquisitions and dispositions

         On July 27, 2001, we entered into a definitive agreement to purchase the option to buy and the stock of Haith Broadcasting Corporation, owner of WFGR-FM, serving the Grand Rapids, Michigan market, for approximately $5.0 million in cash. We have placed $250,000 in escrow to secure our obligation under the agreement, and we expect the transaction to close in the fourth quarter of 2001.

         Also on July 27, 2001, we entered into a definitive agreement to purchase the stock of Frankenmuth Radio Co., Inc., owner of WZRZ-FM, serving the Flint, Michigan market, for a purchase price of approximately $2.0 million, to be paid in a combination of cash and Regent common stock.. We placed $125,000 in escrow to secure our obligation under the agreement, and we expect the transaction to close in the fourth quarter of 2001.

         On May 15, 2001, we entered into a definitive agreement with Two Petaz, Inc.; WFYR, Inc.; Winston Communications, Inc. of Illinois; and the Cromwell Group, Inc., to acquire (i) substantially all the assets of WGLO-FM, WPPY-FM, WRVP-FM and WVEL-AM, serving the Peoria, Illinois market for a purchase price of approximately $14.0 million in cash and (ii) the capital stock of the corporations owning radio stations WFYR-FM and WIXO-FM, also serving the Peoria market, in exchange for $6.0 million in shares of our common stock. We delivered an irrevocable letter of credit in the amount of $1.0 million to secure our obligations under the agreement. Effective May 16, 2001, we began providing programming and other services to the stations under time brokerage agreements. We anticipate closing these transactions in the third quarter of 2001.

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

         We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to complete our pending acquisitions and to meet our requirements for corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness. After giving effect to all pending transactions, the outstanding borrowings under our credit facility would be approximately $60.5 million with available borrowings of approximately $64.5 million, subject to the terms and conditions of the credit facility.

Recently issued accounting pronouncements

         In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141, which became effective on July 1, 2001, eliminated the use of pooling of interests for all business combinations initiated after June 29, 2001 and also established specific criteria for the recognition of intangible assets separate from goodwill. SFAS 142 requires that a company no longer amortize the goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. SFAS 142 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. We will adopt SFAS 142 on January 1, 2002 and are currently evaluating the full impact that SFAS 141 and SFAS 142 will have on our consolidated financial statements. We believe that SFAS 142 could have a material impact on our financial statements as amortization of goodwill and certain other intangible assets represents a significant expense for the Company.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of June 30, 2001, we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at June 30, 2001, a one percent (1%) change in the weighted average interest rate would change our annual interest expense by $363,000.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Regent Communications, Inc. 2001 Annual Meeting of Stockholders was held on May 17, 2001. At the Annual Meeting, stockholders were asked to vote upon (1) the election of directors, (2) a proposal to amend the Company's 1998 Management Stock Option Plan to increase the number of shares reserved for issuance from 2,000,000 to 4,000,000 and to expand the definition of those employees eligible to participate in the Plan, and (3) a proposal to approve the 2001 Directors' Stock Option Plan.

         The specific matters voted upon and the results of the voting were as follows:

         (1) Our nine incumbent directors were re-elected to serve for an additional one-year term expiring at the next annual meeting of stockholders. The directors were elected as follows:


  Name of Director              Shares Voted "FOR"       Shares Withheld
  ----------------              ------------------       ---------------
Terry S. Jacobs                     29,216,484            3,511,981
William L. Stakelin                 29,215,634            3,512,831
Joel M. Fairman                     30,771,928            1,956,537
R. Glen Mayfield                    30,772,228            1,956,237
Kenneth J. Hanau                    30,771,263            1,957,202
William H. Ingram                   30,494,455            2,234,010
Richardson H. Patterson             30,734,325            1,994,140
William P. Sutter                   30,772,328            1,956,137
John H. Wyant                       30,772,328            1,956,137

         (2) The proposal to amend the Company's 1998 Management Stock Option Plan to increase the number of shares reserved for issuance thereunder from 2,000,000 to 4,000,000 and to expand the definition of those employees eligible to participate in the Plan to include all full-time permanent management employees, employees at the Company's corporate offices and other key employees designated as such by the Compensation Committee of the Board of Directors was adopted by an affirmative vote as follows:

                           Shares Voted "FOR"           22,637,608
                           Shares Voted "AGAINST"        6,497,294
                           Shares "ABSTAINING"             480,293

         (3) The proposal to approve the 2001 Directors' Stock Option Plan was adopted by an affirmative vote as follows:

                           Shares Voted "FOR"          23,966,499
                           Shares Voted "AGAINST"       5,166,147
                           Shares "ABSTAINING"            482,549

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


                  The exhibits identified as Part II Exhibits on the following
Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

         (b)      Reports on Form 8-K

                  No Forms 8-K were filed during the first six months of 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                               REGENT COMMUNICATIONS, INC.



Date:    August 14, 2001       By:  /S/ Terry S. Jacobs
                                    -----------------------------------------
                                    Terry S. Jacobs, Chairman of the Board
                                    and Chief Executive Officer



Date:    August 14, 2001       By:  /S/ Anthony A. Vasconcellos
                                    -----------------------------------------
                                    Anthony A. Vasconcellos, Senior Vice
                                    President and Chief Financial Officer
                                    (Chief Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER   EXHIBIT DESCRIPTION

3(a)* Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant's Form 10-K for the Fiscal Year Ended December 31, 1998, filed March 31, 1999 and incorporated herein by this reference)

3(b) Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999.

3(c)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant's Form 10-Q Fourth Quarter Ended June 30, 1999 and incorporated herein by this reference)

3(d)* Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant's Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

3(e)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant's Form 10-Q for the Quarter Ended on September 30, 1999 and incorporated herein by this reference)

3(f)* Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant's Form 10-Q for the Quarter Ended on September 30, 1999 and incorporated herein by this reference)

3(g)* Certificate of Designation, Number, Powers Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)* Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

3(i)* Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)* Credit Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(a) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(b)* Omnibus Amendment No. 1 and Amendment No. 1 to Credit Agreement dated as of February 4, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(e) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(c)* Amendment No. 2 and Consent, dated as of August 23, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(c) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(d)* Amendment No. 3 dated as of December 1, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(d) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(e)* Revolving Credit Note dated as of February 7, 2000 made by Regent Broadcasting, Inc. in favor of Fleet National Bank in the original principal amount of $25 million (previously filed as Exhibit 4(f) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference) (See Note 1 below)

4(f)* Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(g)* Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(h)* Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

10(a) Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through May 17, 2001


10(b) Regent Communications, Inc. 2001 Directors' Stock Option Plan dated May 17, 2001


----------------
*    Incorporated by reference.