Form 10-Q
period 2001-09-30
REGENT COMMUNICATIONS INC
filed 2001-11-09
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)

        [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-15392

                           REGENT COMMUNICATIONS, INC.

             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                     31-1492857
      ---------------                              -------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

                         100 EAST RIVERCENTER BOULEVARD
                                    9TH FLOOR
                            COVINGTON, KENTUCKY 41011
                     ---------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

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

          Common Stock, $.01 par value -34,704,738 shares outstanding as of November 7, 2001

                           REGENT COMMUNICATIONS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      INDEX

PART I   FINANCIAL INFORMATION                                                                      Page
                                                                                                    Number
                                                                                                    ------
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations
                           for the three months and nine months ended September
                           30, 2001 (unaudited) and September 30, 2000 (unaudited)...............     3

                  Condensed Consolidated Balance Sheets

                           as of September 30, 2001 (unaudited) and December 31, 2000............     4

                  Condensed Consolidated Statements of Cash Flows
                           for the nine months ended September 30, 2001 (unaudited)
                           and September 30, 2000 (unaudited)....................................     5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...............     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.............................................    10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................    17

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................    17

         Item 2.  Changes in Securities and Use of Proceeds......................................    17

         Item 6.  Exhibits and Reports on Form 8-K...............................................    18


     PART I FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                       2001                2000               2001                2000
                                                -----------------   -----------------   ----------------   ----------------
Gross broadcast revenues                                 $15,507             $12,872            $44,119            $32,580
Less agency commissions                                    1,478               1,181              4,098              2,751
                                                -----------------   -----------------   ----------------   ----------------
  Net broadcast revenues                                  14,029              11,691             40,021             29,829

Station operating expenses                                 9,851               7,952             28,165             20,649
Depreciation and amortization                              3,380               2,126              9,998              5,395
Corporate general and administrative expenses              1,227               1,087              3,810              3,219
                                                -----------------   -----------------   ----------------   ----------------
  Operating (loss) income                                   (429)                526             (1,952)               566

Interest expense                                            (724)               (596)            (2,498)            (3,074)
Gain on sale of radio stations                                 -              17,720              4,463             17,646
Other (expense) income, net                                 (239)                329               (515)             1,131
                                                -----------------   -----------------   ----------------   ----------------
(Loss) income before income taxes and
    extraordinary items                                   (1,392)             17,979               (502)            16,269

Income tax benefit                                           400                   -              1,000                  -
                                                -----------------   -----------------   ----------------   ----------------
(Loss) income before extraordinary item                     (992)             17,979                498             16,269
Extraordinary loss on extinguishment of
  debt, net of taxes                                           -                   -                  -             (1,114)
                                                -----------------   -----------------   ----------------   ----------------
Net (loss) income                                          ($992)            $17,979               $498            $15,155
                                                =================   =================   ================   ================

(Loss) income applicable to common shares:

  (Loss) income                                            ($992)            $17,979               $498            $15,155
  Preferred stock dividend requirements                        -                   -                  -               (629)
  Preferred stock accretion                                    -                   -                  -            (26,611)
                                                -----------------   -----------------   ----------------   ----------------
  (Loss) income applicable to common shares                ($992)            $17,979               $498           ($12,085)
                                                =================   =================   ================   ================

Basic net (loss) income per common share:

  (Loss) income before extraordinary item                 ($0.03)              $0.52              $0.01             ($0.35)
  Extraordinary item                                           -                   -                  -              (0.04)
                                                -----------------   -----------------   ----------------   ----------------
  Net (loss) income per common share                      ($0.03)              $0.52              $0.01             ($0.39)
                                                =================   =================   ================   ================

Diluted net (loss) income per common share:

  (Loss) income before extraordinary item                 ($0.03)              $0.51              $0.01             ($0.35)
  Extraordinary item                                           -                   -                  -              (0.04)
                                                -----------------   -----------------   ----------------   ----------------
  Net (loss) income per common share                      ($0.03)              $0.51              $0.01             ($0.39)
                                                =================   =================   ================   ================

Number of common shares used in Basic calculation         34,153              34,596             33,945             31,121

Number of common shares used in Diluted calculation       34,153              35,415             34,851             31,121


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                         September 30,         December 31,
                                                                              2001                 2000
                                                                       -------------------   ---------------
                                                                          (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                     $ 1,245             $ 778
    Accounts receivable, less allowance of $700 and $403 at
       September 30, 2001 and December 31, 2000, respectively                      10,507            10,639
    Other current assets                                                              859               595
                                                                       -------------------   ---------------
       Total current assets                                                        12,611            12,012

Property and equipment, net                                                        21,672            20,716
Intangible assets, net                                                            226,493           217,897
Other assets, net                                                                   1,945             2,108
                                                                       -------------------   ---------------
       Total assets                                                             $ 262,721         $ 252,733
                                                                       ===================   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $ 1,816           $ 1,672
    Accrued compensation                                                            1,495               932
    Other current liabilities                                                       1,842             2,298
                                                                       -------------------   ---------------
       Total current liabilities                                                    5,153             4,902

Long-term debt, less current portion                                               49,034            45,010
Deferred taxes and other long-term liabilities                                      3,451             4,401
                                                                       -------------------   ---------------
       Total liabilities                                                           57,638            54,313

Commitments and Contingencies

Stockholders' equity:
    Common stock, $.01 par value, 60,000,000 shares authorized
       36,012,911 and 35,158,349 shares issued at September 30,
       2001 and December 31, 2000, respectively                                       360               352
    Treasury shares, 1,363,752 shares, at cost, at September 30,
       2001 and December 31, 2000                                                  (7,063)           (7,063)
    Additional paid-in-capital                                                    265,543           259,386
    Retained deficit                                                              (53,757)          (54,255)
                                                                       -------------------   ---------------
       Total stockholders' equity                                                 205,083           198,420
                                                                       -------------------   ---------------

Total liabilities and stockholders' equity                                      $ 262,721         $ 252,733
                                                                       ===================   ===============



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                          Nine months ended September 30,
                                                                             2001                    2000
                                                                   ----------------------   ---------------------
Cash flows from operating activities:
    Net cash provided by operating activities                                    $ 4,977                 $ 2,560

Cash flows from investing activities:

  Acquisitions of radio stations, net of cash acquired                           (19,503)               (148,539)
  Capital expenditures                                                            (2,129)                 (1,289)
  Net proceeds from sale of radio stations                                        13,440                       -
  Escrow deposits for acquisitions of radio stations                                (375)                   (463)
  Other                                                                               23                      98
                                                                   ----------------------   ---------------------
    Net cash used in investing activities                                         (8,544)               (150,193)

Cash flows from financing activities:
  Proceeds from issuance of common and
    convertible preferred stocks                                                      20                 156,938
  Payment on buyback of treasury shares                                                -                  (2,726)
  Dividends paid on all series of preferred stock                                      -                  (7,296)
  Redemption of Series B preferred stock                                               -                  (5,857)
  Principal payments on long-term debt                                           (16,476)                (25,809)
  Long-term debt borrowings                                                       20,500                  44,000
  Payments for deferred financing costs                                                -                  (1,904)
  Payment of issuance costs                                                          (10)                (11,606)
                                                                   ----------------------   ---------------------
    Net cash provided by financing activities                                      4,034                 145,740

Net increase (decrease) in cash and cash equivalents                                 467                  (1,893)
Cash and cash equivalents at beginning of period                                     778                   3,411
                                                                   ----------------------   ---------------------
Cash and cash equivalents at end of period                                       $ 1,245                 $ 1,518
                                                                   ======================   =====================

Supplemental schedule of non-cash financing
  and investing activities:
  Common stock issued in conjunction with the
    acquisitions of stations in Utica-Rome and
    Watertown, New York                                                              $ -                   $ 850

  Common stock issued in conjunction with the acquisition
    of KZAP-FM in Chico, California                                                  $ -                 $ 2,687

  Common stock issued in conjunction with the acquisition of
     six radio stations in Peoria, Illinois                                      $ 6,000                     $ -


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

2.   COMPLETED AND PENDING ACQUISITIONS AND DISPOSITIONS

COMPLETED ACQUISITIONS AND DISPOSITIONS

     On May 9, 2001, the Company completed the acquisition by merger with StarCom, Inc. of one AM and two FM radio stations (KXSS-AM, KKRS-FM and KLZZ-FM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash. The purchase was funded by borrowings under Regent's bank credit facility. Prior to the closing of the purchase, the Company provided programming and other services to the stations under a time brokerage agreement, which began in July 2000. The Company has allocated approximately $4.9 million of the purchase price to FCC licenses and other intangibles and approximately $0.1 million to fixed assets.

     On June 1, 2001, the Company completed the sale of substantially all the assets of its three radio stations serving the Palmdale, California market (KTPI-FM, KAVC-AM, and KOSS-FM) to Concord Media Group, Inc. for approximately $13.5 million in cash. The Company recognized a pre-tax gain of approximately $4.5 million on the sale.

     On August 29, 2001, the Company completed an acquisition from Two Petaz, Inc.; WFYR, Inc.; Winston Communications, Inc. of Illinois; and the Cromwell Group, Inc., of (i) substantially all the assets of WGLO-FM, WPPY-FM, WRVP-FM and WVEL-AM, serving the Peoria, Illinois market, for a purchase price of approximately $14.0 million in cash and (ii) substantially all the assets of radio stations WFYR-FM and WIXO-FM, also serving the Peoria market, in exchange for 786,141 shares of Regent common stock, valued at approximately $6.0 million. Prior to the closing of the purchase, the Company provided programming and other services to the stations under time brokerage agreements, which began in May 2001. The Company has preliminarily allocated approximately $18.4 million of the purchase price to FCC licenses and approximately $1.6 million to fixed assets, pending final review of the assets purchased. This acquisition falls within the guidance of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), which prescribes that intangible assets purchased through a business combination which is completed subsequent to June 30, 2001, and are classified as having indefinite lives, such as FCC licenses, are not to be amortized. See Note 6 in the Notes to Condensed Consolidated Financial Statements for more information regarding the provisions of SFAS 142.

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


                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                  2001             2000
                                                                  ----             ----
                                                                       (unaudited)
                                                        (In thousands, except per share amounts)
Net broadcast revenues                                        $    40,093       $    39,089

Loss before extraordinary items                               $    (3,124)      $    (1,665)

Net loss                                                      $    (3,124)      $    (2,779)

Net loss per common share before extraordinary items:
                Basic and diluted                             $     (0.09)      $     (0.05)

Net loss per common share:
                Basic and diluted                             $     (0.09)      $     (0.08)


     These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the nine-month periods.

ACQUISITIONS COMPLETED SUBSEQUENT TO SEPTEMBER 30, 2001

     On October 15, 2001, the Company completed the acquisition of substantially all the assets of WJET-FM, serving the Erie, Pennsylvania market, from NextMedia Group II, Inc. for $4.9 million in cash.

PENDING ACQUISITIONS

     On July 27, 2001, the Company entered into a definitive agreement to purchase an option to buy Haith Broadcasting Corporation for approximately
$1.1 million in cash, and the stock of Haith Broadcasting Corporation, owner of WFGR-FM, serving the Grand Rapids, Michigan market, for approximately
$3.9 million in cash. Regent has placed in escrow $250,000 to secure its obligations under the agreement. The Company expects the transaction to close in the first quarter of 2002.

     Also on July 27, 2001, the Company entered into a definitive agreement to purchase the stock of Frankenmuth Radio Co., Inc., owner of WZRZ-FM, serving the Flint, Michigan market, for a purchase price of approximately $2.0 million, of which approximately $1.4 million is payable in Regent common stock. Regent has placed in escrow $125,000 to secure its obligations under the agreement. The Company expects the transaction to close in the first quarter of 2002.

     On August 29, 2001, the Company entered into a definitive agreement to purchase substantially all of the assets of seven radio stations serving the Lafayette, Louisiana market from ComCorp of Lafayette, Inc. and its affiliates for approximately $39.6 million in cash. Regent delivered an irrevocable letter of credit in the amount of $2.0 million to secure its obligations under the agreement. The Company expects the transaction to close in the fourth quarter of 2001.

3.   LONG-TERM DEBT

     In January of 2000, the Company entered into a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125.0 million (including a commitment to issue letters of credit of up to $25.0 million in aggregate face amount, subject to the maximum revolving commitment available) and an additional revolving loan facility with a maximum aggregate amount of $50.0 million available, subject to the terms of the credit agreement. This additional $50.0 million of borrowing capacity is available until January 2002, and would thereafter convert to a term loan maturing December 31, 2006. The credit facility is available for working capital and acquisitions, including related acquisition expenses. At September 30, 2001, there were borrowings of approximately $48.6 million outstanding under this facility and there were approximately $76.4 million of available borrowings, subject to the terms and conditions of the credit facility, of which approximately $2.3 million was committed under letters of credit.

     Under the credit facility, the Company is required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio, and to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company's option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon the Company's financial leverage. Borrowings under the credit facility bore interest at an average rate of 4.8% as of September 30, 2001. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. The Company's indebtedness under this credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries' stock and is guaranteed by these subsidiaries.

4.   CAPITAL STOCK

     The Company's authorized capital stock consists of 60,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued at September 30, 2001. Of the authorized but unissued preferred stock, 620,000 shares are designated as Series A convertible preferred stock, 1,000,000 shares as Series B senior convertible preferred stock, 4,000,000 shares as Series C convertible preferred stock, 1,000,000 shares as Series D convertible preferred stock, 5,000,000 shares as Series E convertible preferred stock, 4,100,000 shares as Series F convertible preferred stock, 1,800,000 shares as Series G convertible preferred stock, 2,200,000 shares as Series H convertible preferred stock and 4,100,000 shares of Series K convertible preferred stock. The Company also has 16,180,000 shares of preferred stock whose series and designation have not been fixed.

     In January 2000, the Company repurchased 275,152 shares of its common stock for approximately $1.5 million from an affiliate of one of the underwriters of its initial public offering of stock in order to comply with rules of the National Association of Securities Dealers, Inc.

     In July 2000, Regent's Board of Directors approved a program to buy back up to $10.0 million of its common stock, of which approximately $5.5 million was used during the year 2000 to purchase 1,088,600 shares. There were no purchases of common stock by Regent during the first nine months of 2001, leaving the Company the ability to buy back, at its discretion, up to $4.5 million worth of its common stock under the program.

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

     In August 2001, the Company issued 786,141 shares of its common stock, valued at approximately $6.0 million, in connection with the acquisition of six radio stations in Peoria, Illinois.

5.   EARNINGS PER SHARE

     Regent follows the provisions of SFAS 128, "Earnings Per Share," which calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is based upon the weighted average common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if common stock equivalents were exercised. For the nine months ended September 30, 2001, the effects of the assumed exercise of outstanding options to purchase 1,885,058 shares of common stock and warrants to purchase 790,000 shares of common stock are dilutive. For the three months ended September 30, 2001, the effects of the assumed exercise of the above options and warrants are not dilutive, therefore, basic EPS and diluted EPS are the same for that period. The effects of the assumed exercise of outstanding options to purchase 1,880,903 shares of common stock and warrants to purchase 890,000 shares of common stock are dilutive for the quarter ended September 30, 2000, but are not dilutive for the nine months ended September 30, 2000, therefore, basic EPS and diluted EPS for that period are the same.


                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                             2001           2000          2001           2000
                                                         -------------  ------------- -------------  -------------
                                                                              (in thousands)
Weighted Average Basic Common Shares                           34,153         34,596        33,945         31,121
Dilutive effect of stock options and warrants                       -            819           906              -
                                                         -------------  ------------- -------------  -------------
Weighted Average Diluted Common Shares                         34,153         35,415        34,851         31,121


6.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141, which became effective on July 1, 2001, eliminated the use of pooling of interests for all business combinations initiated after June 29, 2001 and also established specific criteria for the recognition of intangible assets separate from goodwill. As the Company historically reflected acquisitions using the purchase method, we do not believe that SFAS 141 will have a significant impact on the Company. SFAS 142 requires that a company no longer amortize the goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. SFAS 142 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002. The Company is currently evaluating the full impact that SFAS 141 and SFAS 142 will have on its consolidated financial statements, and believe that SFAS 142 could have a material impact on its financial statements as amortization of goodwill and certain other intangible assets represents a significant expense for the Company. For the three and nine months ended September 30, 2001, amortization expense related to goodwill and indefinite life intangibles was approximately $2.6 million and $7.7 million, respectively. In addition, upon adoption, the Company will perform the first of the required impairment tests of goodwill and indefinite life intangibles and have not yet determined what the effect of these tests will be on the Company's financial position or results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No.143, "Accounting for Asset Retirement Obligations" that addresses the recognition of asset retirement obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting SFAS 143.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" and certain provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. The Company will adopt SFAS 144 on January 1, 2002. The Company is currently evaluating the full impact that SFAS 144 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The performance of a radio station group, such as ours, is customarily measured by its ability to generate broadcast cash flow. The term "broadcast cash flow" means operating income (loss) before depreciation and amortization and corporate general and administrative expenses. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

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

     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, the ongoing impact of the September 11, 2001 tragedy and the war on terrorism, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, our ability to manage our growth, our ability to integrate our acquisitions, and changes in the regulatory climate affecting radio broadcast companies. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the condensed consolidated financial statements. Results for the interim periods may not be indicative of the results for the full years. A comparison of the three and nine months ended September 30, 2001 versus September 30, 2000 follows:

     Our results from operations for the three and nine months ended September 30, 2001 have been substantially affected by the terrorist activities of September 11, 2001. At the time of the attacks we decided the public interest would be best served by the presentation of continuous, commercial-free coverage of the unfolding events on our stations. The resulting loss of revenue, plus the economic uncertainty fueled by the attacks, on top of an already sluggish economy, has resulted in reduced earnings for the current year periods presented below.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net broadcast revenues for the third quarter of 2001 increased by 20% over the prior year quarter, from $11.7 million in 2000 to $14.0 million in 2001. For the same comparable periods, station operating expenses increased 24% from $8.0 million to $9.9 million, and depreciation and amortization increased 59% from $2.1 million to $3.4 million. A primary factor influencing the increases in all categories was the August 24, 2000 exchange of radio stations with Clear Channel Communications, Inc. (the "Clear Channel Exchange"), whereby we relinquished three stations in Mansfield, Ohio, five stations in Victorville, California, and $80.5 million in cash to obtain four stations in Grand Rapids, Michigan and six stations in Albany, New York. Additionally, our operation under a time brokerage agreement and subsequent purchase of six stations in Peoria, Illinois during the third quarter of 2001 also contributed to these increases. The increases in the above categories were partially offset by the sale of the Palmdale, California stations during the second quarter of 2001 and net broadcast revenues were offset by the economic impact of the terrorist attacks of September 11. The Clear Channel Exchange, offset by the sale of Palmdale and the economic impact of the terrorist attacks, also contributed to a 7% increase in our broadcast cash flow, excluding barter, for the third quarter of 2001, increasing to $4.1 million from $3.8 million in 2000.

     While the acquisitions mentioned above have affected the comparability of our 2001 results from operations to those of 2000, we believe more direct quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of any markets held for sale. This group of comparable markets is currently represented by 34 radio stations in eight markets. In these comparable markets, for the three months ended September 30, 2001, as compared to the same period in 2000, our net broadcast revenues, excluding barter revenues, increased by less than one percent, and broadcast cash flow decreased by 19.4%. The flat revenue and decrease in broadcast cash flow is largely attributable to the commercial free format the Company adopted in the days following the September 11 terrorist attack, and the subsequent decline in advertising revenue, as advertisers decreased spending levels due to the general economic uncertainty caused by the attacks, on top of an already weak economy, and in certain instances, diverted funds from their advertising budgets to make contributions to relief efforts.

     Corporate general and administrative expenses increased $0.1 million, or 13%, from approximately $1.1 million in the third quarter of 2000 to $1.2 million in the third quarter of 2001. Our corporate expenses stabilized in the second and third quarters of 2001, as the programs we implemented during the year 2000 to increase our corporate and technical infrastructure for our larger size became effective. Interest expense increased 21% from approximately $0.6 million in 2000 to $0.7 million in 2001, primarily due to more borrowings under the credit facility during the third quarter of 2001 than the comparable 2000 quarter, and three full months of borrowings in the third quarter of 2001, versus one and one-half months in 2000. The increase was mitigated somewhat by lower interest rates during the third quarter of 2001.

     During the third quarter of 2000, we recognized a pre-tax gain of approximately $17.7 million on the Clear Channel Exchange.

     We recorded an income tax benefit of approximately $0.4 million for the third quarter of 2001, as compared to no tax provision recorded in the third quarter of 2000, as a full valuation allowance recorded against the deferred tax assets was released as we considered the impact of the tax liabilities resulting from purchase transactions; statutory restrictions on the use of operating losses; and a tax planning strategy available to us.

     Diluted net loss per common share for the third quarter of 2001 was $0.03 compared to diluted net income per common share of $0.51 in 2000. The large per share amount for 2000 was primarily the result of the gain we recognized on the Clear Channel Exchange during the third quarter of 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net broadcast revenues for the first nine months of 2001 increased over that of the 2000 period by 34%, from $29.8 million to $40.0 million, while station operating expenses increased from $20.6 million to $28.2 million, an increase of 36%. Depreciation and amortization increased from $5.4 million to $10.0 million, an increase of 85%. The increase in all categories is due primarily to the stations acquired through the Clear Channel Exchange during the third quarter of 2000, and to a lesser extent, the acquisition of stations in Utica-Rome and Watertown, New York during the first quarter of 2000. Our time brokerage agreement for stations in St. Cloud, Minnesota during the third quarter of 2000, and time brokerage agreement and subsequent purchase of stations in Peoria, Illinois during the second and third quarters of 2001, respectively, also contributed to the increases. These increases were partially offset by the sale of the Palmdale, California stations during the second quarter of 2001 and broadcast revenues were also offset by the economic impact of the events of September 11, 2001. The above factors also contributed to the 27% increase in broadcast cash flow, excluding barter, for the nine months ended September 30, 2001, increasing to $11.5 million from $9.1 million for the same period in 2000.

     Corporate general and administrative expenses increased 18% from $3.2 million in 2000 to $3.8 million in 2001, as we increased the corporate and technical infrastructures to support the expansion of our operations and prepare for future increases in size. Interest expense decreased 19%, from approximately $3.1 million in 2000 to $2.5 million in 2001. After removing the effect of approximately $1.5 million of the 2000 interest expense, which was the result of the mark to fair market value of our warrant liability, interest expense increased $0.9 million, or approximately 59%. This increase was the result of a full nine months of debt service during 2001, versus one and one-half months in 2000.

     We recognized a pre-tax gain on the sale of the Palmdale, California radio stations of approximately $4.5 million during the second quarter of 2001. During the third quarter of 2000, we recognized a pre-tax gain of approximately $17.7 million on the Clear Channel Exchange.

     The effective tax rate differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes of 2.5%, net of federal benefit, and an increase in deferred tax assets for true-up of net operating loss carry-forwards in the first quarter of 2001. For the comparable period of 2000 there was no tax provision, as a full valuation allowance recorded against the deferred tax assets was released as we considered the impact of the tax liabilities resulting from purchase transactions; statutory restrictions on the use of operating losses; and a tax planning strategy available to us.

     During the first nine months of 2000 we recognized an extraordinary charge of approximately $1.1 million, net of taxes, related to the write-off of deferred financing fees associated with the payoff of our former credit facility in January of 2000.

     Diluted net income per common share for the first nine months of 2001 was $0.01 compared to a net loss per common share of $0.39 for the same period in 2000. The large net loss per common share in 2000 was primarily the result of redeemable preferred stock dividends and redeemable preferred stock and warrants accretion from January 1 through completion of our initial public offering on January 28, 2000, offset partially by the gain on exchange of radio stations in the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash balance at September 30, 2001 was approximately $1.2 million compared to $1.5 million at September 30, 2000. Net cash provided by operating activities was $5.0 million in 2001 compared to $2.6 million for 2000. The increase was due primarily to the operating activities of radio stations acquired and/or operated under time brokerage agreements in 2001 and those acquired through the Clear Channel Exchange in the third quarter of 2000. Net cash used in investing activities was $8.5 million for 2001. The purchase of three stations in St. Cloud, Minnesota and six stations in Peoria, Illinois used approximately $19.5 million of cash. These outflows were partially offset by net proceeds of approximately $13.4 million from the sale of our radio stations in Palmdale, California. For the comparable period in 2000, cash flow used in investing activities was $150.2 million, due principally to the acquisitions of radio stations in Utica and Watertown, New York, El Paso, Texas, and the cash payment for the stations we acquired through the Clear Channel Exchange. Cash flows provided by financing activities were approximately $4.0 million in 2001 due primarily to borrowings under our credit facility to finance our 2001 acquisitions, net of repayments of the facility with proceeds from the sale of our Palmdale radio stations. In the first nine months of 2000, cash flows provided by financing activities were approximately $145.7 million, due primarily to net proceeds received from our initial public offering in January 2000 and borrowings under our credit facility to fund a portion of the cash payment in the Clear Channel Exchange. These proceeds were offset by the payoff of our old credit facility and issuance costs related to our initial public offering in January 2000.

SOURCES OF FUNDS

     In January 2000, we entered into a $125.0 million senior secured seven-year reducing revolving bank credit facility maturing December 31, 2006. This facility also provides for an additional $50.0 million of borrowing capacity on substantially the same terms to fund future acquisitions, subject to terms and conditions of the credit agreement. While we do not anticipate any borrowings under this additional capacity, it is available until January 27, 2002, and any borrowings thereunder would thereafter convert to a term loan maturing December 31, 2006.

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

     Under the terms of the facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon our financial leverage. Borrowings outstanding at September 30, 2001 bore interest at an average rate of 4.8%.

     We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. Our indebtedness under this credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries' stock and is guaranteed by these subsidiaries.

     At November 1, 2001 there were borrowings of approximately $53.1 million outstanding under our facility, and there was approximately $71.9 million of available borrowings, subject to the terms and conditions of the credit facility, of which approximately $2.0 million was committed under a letter of credit.

     On June 1, 2001, we completed the sale of substantially all the assets of our three radio stations serving the Palmdale, California market (KTPI-FM, KAVC-AM, and KOSS-FM) to Concord Media Group, Inc. for approximately $13.5 million. We recognized a pre-tax gain of approximately $4.5 million on the sale of these stations, and the net proceeds were used to pay down outstanding borrowings under our credit facility.

USES OF FUNDS

     On May 9, 2001, we completed the acquisition by merger with StarCom, Inc. of one AM and two FM radio stations (KXSS-AM, KKRS-FM and KLZZ-FM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash, which was funded from the credit facility. Prior to the closing of the purchase, we provided programming and other services to the stations under a time brokerage agreement, which began in July 2000. We have allocated approximately $4.9 million of the purchase price to FCC licenses and other intangibles and approximately $0.1 million to fixed assets.

     On August 29, 2001, we completed the acquisition of one AM and three FM radio stations (WVEL-AM, WGLO-FM, WPPY-FM and WRVP-FM) serving the Peoria, Illinois market for approximately $14.0 million in cash, which was funded with borrowings under the credit facility. We also purchased substantially all the assets of radio stations WFYR-FM and WIXO-FM, also serving the Peoria market, for approximately $6.0 million, paid by the issuance of 786,141 shares of Regent common stock. Prior to the completion of the acquisition, we provided programming and other services to the stations under time brokerage agreements, which began in May 2001. We have preliminarily allocated approximately $18.4 million of the purchase price to FCC licenses and approximately $1.6 million to fixed assets, pending final review of the assets purchased. This acquisition falls within the guidance of Statement of Financial Accounting Standards
No. 142 ("SFAS 142"), which prescribes that intangible assets purchased through a business combination which is completed subsequent to June 30, 2001, and are classified as having indefinite lives, such as FCC licenses, are not to be amortized. See Recently Issued Accounting Pronouncements for more information on SFAS 142.

     In the first nine months of 2001 we funded capital expenditures of $2.1 million, of which approximately $650,000 was related to the acquisition of a new broadcasting tower in our Flint, Michigan market. The remaining balance was utilized to upgrade our equipment and facilities, primarily at stations acquired in 2000, in order to remain competitive and to create cost savings over the long term. We expect capital expenditures in 2001 to be approximately $2.7 million, resulting in an increase of approximately $1.0 million compared to last year, due to various capital projects related to the radio stations we acquired in 2000 and 2001 and the correlating increase in the size of our infrastructure.

SUBSEQUENTLY COMPLETED ACQUISITIONS

     On October 15, 2001, we completed the acquisition of substantially all the assets of WJET-FM, serving the Erie, Pennsylvania market, from NextMedia Group II, Inc. for $4.9 million in cash, which we funded with borrowings under the credit facility.

PENDING ACQUISITIONS

     On July 27, 2001, the Company entered into a definitive agreement to purchase an option to buy Haith Broadcasting Corporation for approximately
$1.1 million in cash, and the stock of Haith Broadcasting Corporation, owner of WFGR-FM, serving the Grand Rapids, Michigan market, for approximately $3.9 million in cash. Regent has placed in escrow $250,000 to secure its obligations under the agreement. The Company expects the transaction to close in the first quarter of 2002.

     Also on July 27, 2001, the Company entered into a definitive agreement to purchase the stock of Frankenmuth Radio Co., Inc., owner of WZRZ-FM, serving the Flint, Michigan market, for a purchase price of approximately $2.0 million, of which approximately $1.4 million is payable in Regent common stock. Regent has placed in escrow $125,000 to secure its obligations under the agreement. The Company expects the transaction to close in the first quarter of 2002

     On August 29, 2001, we entered into a definitive agreement to purchase substantially all of the assets of seven radio stations serving the Lafayette, Louisiana market from ComCorp of Lafayette, Inc. and its affiliates for approximately $39.6 million in cash. We delivered an irrevocable letter of credit in the amount of $2.0 million to secure our obligation under the agreement. We expect the transaction to close in the fourth quarter of 2001.

     We believe that the cash generated from our operations, available borrowings under our credit facility, and/or various other sources of funds that may be available to us, will be sufficient to complete our pending acquisitions and to meet our requirements for corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness. After giving effect to all pending transactions, the outstanding borrowings under our credit facility would be approximately $97.9 million with available borrowings of approximately $27.1 million, subject to the terms and conditions of the credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141, which became effective on July 1, 2001, eliminated the use of pooling of interests for all business combinations initiated after June 29, 2001 and also established specific criteria for the recognition of intangible assets separate from goodwill. As we historically have reflected acquisitions using the purchase method, we do not believe SFAS 141 will have a significant impact on us. SFAS 142 requires that a company no longer amortize the goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. SFAS 142 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. We will adopt SFAS 142 on January 1, 2002 and are currently evaluating the full impact that SFAS 141 and SFAS 142 will have on our consolidated financial statements. We believe that SFAS 142 could have a material impact on our financial statements as amortization of goodwill and certain other intangible assets represents a significant expense for us. For the three and nine months ended September 30, 2001, amortization expense related to goodwill and indefinite life intangibles was approximately $2.6 million and $7.7 million, respectively. In addition, upon adoption, we will perform the first of the required impairment tests of goodwill and indefinite life intangibles, and we have not yet determined the effect of these tests on our financial position or results of operations.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No.143, "Accounting for Asset Retirement Obligations" that addresses the recognition of asset retirement obligations. The statement is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting SFAS 143.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Assets to be Disposed of" and certain provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. The Company will adopt SFAS 144 on January 1, 2002. The Company is currently evaluating the full impact that SFAS 144 will have on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of September 30, 2001, we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at September 30, 2001, a one percent (1%) change in the weighted average interest rate would change our annual interest expense by approximately $486,000.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business. In the opinion of our management, we are not a party to any lawsuit or legal proceeding which is likely to have a material adverse effect on our business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) On August 29, 2001, the Company issued 786,141 shares of Regent common stock to a shareholder of the selling corporations in connection with the Company's acquisition of radio stations in Peoria, Illinois as described above under "Management's Discussion and Analysis of Financial Condition and Results of Operations." These securities were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended and Rule 506 of Regulation D promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               The exhibits identified as Part II Exhibits on the following
          Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

     (b)  Reports on Form 8-K

          No Reports on Form 8-K were filed during the third quarter of 2001

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                      REGENT COMMUNICATIONS, INC.



Date:    November 9, 2001             By: /s/ Terry S. Jacobs
                                          -------------------------------------
                                          Terry S. Jacobs, Chairman of the Board
                                          and Chief Executive Officer



Date:    November 9, 2001             By: /s/ Anthony A. Vasconcellos
                                          -------------------------------------
                                          Anthony A. Vasconcellos, Senior Vice
                                          President and Chief Financial Officer
                                          (Chief Accounting Officer)

                                  EXHIBIT INDEX


               The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:


EXHIBIT
NUMBER            EXHIBIT DESCRIPTION

3(a)* Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant's Form 10-K for the Fiscal Year Ended December 31, 1998, filed March 31, 1999 and incorporated herein by this reference)

3(b)* Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant's Form 10-Q for the Quarter Ended June 30, 2001 and incorporated herein by this reference)

3(c)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant's Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

3(d)* Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant's Form 10-Q for the Quarter Ended June 30, 1999 and incorporated herein by this reference)

3(e)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant's Form 10-Q for the Quarter Ended on September 30, 1999 and incorporated herein by this reference)

3(f)* Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant's Form 10-Q for the Quarter Ended on September 30, 1999 and incorporated herein by this reference)

3(g)* Certificate of Designation, Number, Powers Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*          Amended and Restated By-Laws of Regent Communications, Inc.
               (previously filed as Exhibit 3(b) to the Registrant's Form S-4 Registration Statement No. 333-46435 effective May 7, 1998 and incorporated herein by this reference).

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

4(b)* Omnibus Amendment No. 1 and Amendment No. 1 to Credit Agreement dated as of February 4, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(e) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(c)* Amendment No. 2 and Consent, dated as of August 23, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(c) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(d)* Amendment No. 3 dated as of December 1, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(d) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)


4(e)* Revolving Credit Note dated as of February 7, 2000 made by Regent Broadcasting, Inc. in favor of Fleet National Bank in the original principal amount of $25 million (previously filed as Exhibit 4(f) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference) (See Note 1 below)

4(f)* Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(g)* Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(h)* Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

10(a) Registration Rights Agreement, dated as of August 28, 2001, between Regent Communications, Inc. and Bayard H. Walters.

10(b) Third Amendment to Registration Rights Agreement, dated August 28, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto.

----------------
*  Incorporated by reference.