Form 10-K
period 2001-12-31
REGENT COMMUNICATIONS INC
filed 2002-03-19
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission file number 0-15392

REGENT COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1492857 (I.R.S. Employer Identification No.)

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

As of March 11, 2002, the aggregate market value of registrant’s common equity held by non-affiliates of registrant was approximately $156,417,675 based upon the closing sale price of $6.37 on the Nasdaq Stock Market’s National Market for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of common shares of registrant outstanding as of March 11, 2002 was 36,015,106.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant’s definitive Proxy Statement to be filed during April 2002 in connection with the 2002 Annual Meeting of Stockholders presently scheduled to be held on May 16, 2002 are incorporated by reference into Part III of this Form 10-K.

REGENT COMMUNICATIONS, INC.

     Regent Communications, Inc. is a holding company. We own and operate our radio stations and hold our radio broadcast licenses in separate subsidiaries. In this report, when we use the term “Regent” and the pronouns “we,” “our” and “us,” we mean Regent Communications, Inc. and all its subsidiaries, unless the context otherwise requires.

PART I

ITEM 1.     BUSINESS.

General Development of Business

     We are a radio broadcasting company focused on acquiring, developing and operating radio stations in mid-sized and small markets. We currently own and operate 41 FM and 16 AM radio stations in 12 markets in California, Illinois, Louisiana, Michigan, Minnesota, New York, Pennsylvania and Texas. We have entered into written agreements to acquire four additional stations in two of our existing markets (Flint and Grand Rapids, Michigan) and currently provide programming and certain other services to these stations pending completion of their purchase. Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets except Albany, where our cluster ranks third.

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

Completed Acquisitions and Dispositions

     We completed the following acquisitions and dispositions of radio stations during 2001. The purchase prices set forth below were paid in cash, except where otherwise indicated, and include, where applicable, amounts paid under non-competition agreements, but do not include transaction-related costs.

	Acquisitions

				Purchase Price (in
Seller	Market	No. of Stations	Call Letters	millions)		Date Completed

StarCom, Inc.	St. Cloud, MN	3	KKSR-FM KLZZ-FM KXSS-AM	$5.5		5/09/01
The Cromwell Group, Inc. and related entities	Peoria, IL	6	WGLO-FM WPPY-FM WRVP-FM WVEL-AM WFYR-FM WIXO-FM	$20.0	(1)	8/29/01
NextMedia Group II, Inc.	Erie, PA	1	WQHZ-FM	$4.9		10/15/01
ComCorp of Lafayette, Inc. and related entities	Lafayette, LA	7	KMDL-FM KRKA-FM KFTE-FM KTDY-FM KPEL-FM KPEL-AM KROF-AM	$39.6	(2)	12/08/01

(1)	The purchase price paid consisted of $14.0 million in cash and 786,141 shares of our common stock.

(2)	The purchase price paid consisted of approximately $38.1 million in cash and 215,828 shares of our common stock.

	Dispositions

				Sale Price
Purchaser	Market	No. of Stations	Call Letters	(in millions)	Date Completed

Concord Media Group, Inc.	Palmdale, CA	3	KTPI-FM KAVC-AM KOSS-FM	$13.5	06/01/2001

We completed the following disposition in 2002:

ABC, Inc.	Albany, NY	1	WGNA-AM	$2.0	03/12/2002

Pending Transactions

     We currently have transactions pending which, if completed, will result in the purchase by us of four radio stations. Closing of each of these transactions is subject to certain conditions, including required governmental approvals.

     On July 27, 2001, we entered into an agreement, as amended, to acquire by merger with The Frankenmuth Radio Co., Inc. WZRZ-FM serving the Flint, Michigan market for approximately $2.0 million, consisting of approximately $0.6 million in cash and 208,905 shares of our common stock, valued at approximately $1.4 million. We have made an escrow deposit in the amount of $125,000 to secure our obligations under this agreement. The Federal Communications Commission has approved the assignment of the station licenses, and we anticipate closing this acquisition in 2003. On January 1, 2002, we began providing programming and other services to the station under a time brokerage agreement.

     Also on July 27, 2001, we entered into an agreement, as amended, to purchase the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million in cash. We have made an escrow deposit in the amount of $250,000 to secure our obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002, we purchased the option to buy WFGR-FM from Connoisseur Communications of Flint, L.L.P. for approximately $1.1 million, paid by the issuance of 174,917 shares of our common stock. The Federal Communications Commission has approved the assignment of the station licenses of WFGR-FM, and we anticipate closing this acquisition in 2003. On January 1, 2002, we began providing programming and other services to the station under a time brokerage agreement.

     On November 15, 2001, we entered into an agreement with Covenant Communications Corporation to acquire substantially all of the assets of WRXF-FM and WLSP-AM, serving the Flint, Michigan market, for approximately $1.3 million in cash. We placed in escrow $65,000 to secure our obligations under the agreement. Applications seeking approval from the Federal Communications Commission for the assignments of the station licenses were filed in November 2001, and are currently pending. On December 3, 2001, we began providing programming and other services to the stations under a time brokerage agreement.

Acquisition Strategy

     Our acquisition strategy is to expand within our existing markets and into new mid-sized and small markets where we believe we can effectively use our operating strategies. In considering new markets, we focus on those markets that have a minimum of $7.0 million in gross radio advertising revenue where we believe we can build a station cluster that will generate at least $1.0 million in annual broadcast cash flow. The term “broadcast cash flow” means operating income (loss) before depreciation and amortization and corporate general and administrative expenses. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. Although significant competition exists among potential purchasers for suitable radio station acquisitions throughout the United States, we believe that there is currently less competition, particularly from the larger radio operators, in the mid-sized and small markets. After entering a market, we seek to acquire additional stations that will allow us to reach a wider range of demographic groups to appeal to advertisers and increase revenue. We also integrate these stations into our existing operations in an effort to achieve substantial cost savings. We have sold or will sell stations in different markets that did not or do not fit within our existing acquisition strategy.

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

     From time to time, in compliance with applicable law, we enter into a time brokerage agreement (under which separately owned and licensed stations agree to function cooperatively in terms of programming, advertising, sales and other matters), or a similar arrangement, with a target property prior to final Federal Communication Commission (“FCC”) approval and the consummation of the acquisition, in order to gain a head start on the integration process.

Operating Strategy

     Our operating strategy focuses on maximizing our radio stations’ appeal to listeners and advertisers and, consequently, increasing our revenue and cash flow. To achieve these goals, we have implemented the following strategies:

     Ownership of Strong Radio Station Clusters. We seek to secure and maintain a leadership position in the markets we serve by owning multiple stations in those markets. By coordinating programming, promotional and sales strategies within each local station cluster, we attempt to capture a wider range of demographic listeners to appeal to advertisers. We believe that the diversification of our programming formats and inventory of available advertising time strengthens relationships with advertisers, increasing our ability to maximize the value of our inventory. We believe that operating multiple stations in a market enhances our ability to market the advantages of advertising on radio versus other media, such as newspapers and television.

     We believe that our ability to utilize the existing programming and sales resources of our radio station clusters enhances the growth potential of both new and underperforming stations while reducing the risks associated with the implementation of station performance improvements, such as new format launches. We believe that operating leading station clusters allows us to attract and retain talented local personnel, who are essential to our operating success. Furthermore, we seek to achieve cost savings within a market through the consolidation of facilities, sales and administrative personnel, management and operating resources, such as on-air talent, programming and music research, and the reduction of other redundant expenses.

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

Station Portfolio

     When our pending acquisition transactions are completed, we will own 44 FM and 17 AM radio stations in 12 mid-sized and small markets. The following table sets forth information about the stations that we own and expect to own after giving effect to our pending transactions.

     As you review the information in the table below, you should note the following:

-	The abbreviation “MSA” in the table means the market’s rank among the largest metropolitan statistical areas in the United States.

-	The symbol “*” indicates a station that is the subject of one of our pending acquisitions. The completion of each of the pending acquisitions is subject to certain conditions, including governmental approvals. There can be no assurance that these conditions will be satisfied in any particular case. The symbol “#” indicates a station that we have subsequently sold.

-	In the Primary Demographic Target column, the letter “A” designates adults, the letter “W” designates women and the letter “M” designates men. The numbers following each letter designate the range of ages included within the demographic group.

-	Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

-	We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets from Investing in Radio 2001 Market Report (4th ed.) published by BIA Publications, Inc.

-	We obtained all audience share information from the Fall 2001 Radio Market Report published by The Arbitron Company. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/		Programming	Demographic	Revenue	Audience
Station Call Letters	MSA Rank	Format	Target	Share	Share

Albany, NY	59			3	18.1
WQBJ(FM)		Rock	M 18-49
WQBK(FM)		Rock	M 18-49
WABT(FM)		80's	A 25-54
WGNA(FM)		Country	A 25-54
WGNA(AM)(#)		Country	A 25-54
WTMM(AM)		Sports	M 35+
Chico, CA	190			1	14.4
KFMF(FM)		Rock	M 18-49
KALF(FM)		Country	A 25-54
KQPT(FM)		Alternative	A 18-34
KZAP(FM)		Adult Contemporary	W 25-54
El Paso, TX	70			2	16.1
KSII(FM)		Hot Adult Contemporary	W 25-54
KLAQ(FM)		Rock	M 18-49
KROD(AM)		News/Talk	A 35+
Erie, PA	156			2	33.8
WXKC(FM)		Adult Contemporary	W 25-54
WXTA(FM)		Country	A 25-54
WRIE(AM)		Nostalgia	A 35+
WQHZ(FM)		Classic Hits	A 25-54

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/		Programming	Demographic	Revenue	Audience
Station Call Letters	MSA Rank	Format	Target	Share	Share

Flint, MI	119			2	16.7
WCRZ(FM)		Adult Contemporary	W 25-54
WWBN(FM)		Rock	M 18-49
WFNT(AM)		Nostalgia	A 35+
WZRZ(FM)*		Rhythmic CHR	A 18-34
WRXF(FM)*		Classic Hits	A 25-54
WLSP(AM)*		Variety	A 35+
Grand Rapids, MI	66			2	13.9
WLHT(FM)		Adult Contemporary	W 25-54
WGRD(FM)		New Rock	M 18-49
WTRV(FM)		Soft Adult Contemporary	W 35+
WNWZ(AM)		Talk	A 35+
WFGR(FM)*		Classical	A 35+
Lafayette, LA	98			1	27.8
KPEL(FM)		Talk	A 35+
KTDY(FM)		Adult Contemporary	A 25-54
KRKA(FM)		Classic Rock	M 25-54
KFTE(FM)		Alternative	A 18-34
KMDL(FM)		Country	A 25-54
KPEL(AM)		Talk	A 35+
KROF(AM)		Sports	A 35+
Peoria, IL	135			2	20.6
WVEL(AM)		Gospel	A 35+
WGLO(FM)		Classic Rock	M 25-54
WIXO(FM)		Alternative	A 18-34
WRVP(FM)		CHR	A 18-34
WPPY(FM)		CHR	A 18-34
WFYR(FM)		Country	A 25-54
Redding, CA	215			1	40.0
KSHA(FM)		Soft Adult Contemporary	W 25-54
KNNN(FM)		Current Hit Radio	A 18-34
KRDG(FM)		Oldies	A 35-54
KRRX(FM)		Rock	M 18-49
KNRO(AM)		ESPN	M 35+
KQMS(AM)		News/Talk/Sports	A 35+
St. Cloud, MN	212			1	24.9
KMXK(FM)		Adult Contemporary	W 25-54
WWJO(FM)		Country	A 25-54
WJON(AM)		News/Talk	A 35+
KLZZ(FM)		Classic Rock	M 25-54
KKSR(FM)		Dance CHR	A 18-34
KXSS(AM)		Adult Standards	A 35-64

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/		Programming	Demographic	Revenue	Audience
Station Call Letters	MSA Rank	Format	Target	Share	Share

Utica-Rome, NY	151			1	37.2
WODZ(FM)		Oldies	A 35-54
WLZW(FM)		Adult Contemporary	W 25-54
WFRG(FM)		Country	A 25-54
WRUN(AM)		Sports	M 35+
WIBX(AM)		News/Talk	A 35+
Watertown, NY	257			1	43.8
WCIZ(FM)		Classic Hits	A 25-54
WFRY(FM)		Country	A 25-54
WTNY(AM)		Talk	A 35+
WNER(AM)		ESPN	M 35+

Advertising Sales

     Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2001, approximately 85% of our net broadcast revenue was generated from the sale of local and regional advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of our advertisers include telephone companies, retail merchants, restaurants, fast food chains, automotive companies and grocery stores.

     Each station’s local sales staff solicits advertising either directly from the local advertiser or indirectly through an advertising agency. We pay a higher commission rate to our sales staff for direct advertising sales. Through direct advertiser relationships, we can better understand the advertiser’s business needs and more effectively design advertising campaigns to sell the advertiser’s products. We employ personnel in each of our markets to produce commercials for the advertiser. In-house production combined with effectively designed advertising establishes a stronger relationship between the advertiser and the station cluster. National sales are made by a firm specializing in radio advertising sales on the national level in exchange for a commission based on net revenue. Regional sales, which we define as sales in regions surrounding our markets to companies that advertise in our markets, are generally made by our local sales staff.

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

     We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on the following:

-	the supply of, and demand for, radio advertising time;

-	a station’s share of audiences in the demographic groups targeted by advertisers, as measured by ratings surveys estimating the number of listeners tuned to the station at various times; and

-	the number of stations in the market competing for the same demographic groups.

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

     Our stations compete for advertising revenue with other stations and with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable or direct broadcast satellite television systems, by satellite-delivered digital audio radio service and by in-band digital audio broadcasting. Satellite-delivered digital audio broadcasting may deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. XM Satellite Radio launched its commercial service on September 25, 2001 and Sirius Satellite Radio is scheduled to launch service in 2002. Furthermore, terrestrial in-band digital audio broadcasting may deliver multi-channel, multi-format programming in the same bands now used by AM and FM broadcasters. The delivery of information through the Internet also could create a new form of competition. The FCC has adopted rules creating a new low power radio service that will open up opportunities for new “microbroadcasting” FM radio stations that would serve small, localized areas.

     We cannot predict what other matters might be considered in the future by the FCC, nor assess in advance what impact those proposals or changes might have on our business. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurances, however, that this historical growth will continue.

Employees

     At March 11, 2002, we employed approximately 670 persons. 13 of our employees in Watertown, New York are covered by a collective bargaining agreement. None of our other employees are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

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

     The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain (HAAT), power and frequency of each of the stations that are owned and operated by us or that are the subject of a pending acquisition or subsequent sale, and the date on which each station’s FCC license expires.

	Station Call			Power in		Expiration Date of
Market	Letters	FCC Class	HAAT in Meters	Kilowatts	Frequency	FCC License

Albany, NY	WQBJ(FM)	B	150.0	50.0	103.5 MHz	06/01/06
	WQBK(FM)	A	92.0	6.0	103.9 MHz	06/01/06
	WABT(FM)	A	107.0	5.0	104.5 MHz	06/01/06
	WGNA(FM)	B	300.0	12.5	107.7 MHz	06/01/06
	WGNA(AM)#	B	N/A	5.0	1460 kHz	06/01/06
	WTMM(AM)	B	N/A	5.0	1300 kHz	06/01/06
Chico, CA	KFMF(FM)	B1	344	2.0	93.9 MHz	12/01/05
	KQPT(FM)	B	193	28.0	107.5 MHz	12/01/05
	KALF(FM)	B	386	7.0	95.7 MHz	12/01/05
	KZAP(FM)	B1	393	1.5	96.7 MHz	12/01/05
El Paso, TX	KSII(FM)	C	433	98.0	93.1 MHz	08/01/05
	KLAQ(FM)	C	424	88.0	95.5 MHz	08/01/05
	KROD(AM)	B	N/A	5.0	600 kHz	08/01/05
Erie, PA	WXKC(FM)	B	150	50.0	99.9 MHz	08/01/06
	WRIE(AM)	B	N/A	5.0	1260 kHz	08/01/06
	WXTA(FM)	B1	154	10.0	97.9 MHz	08/01/06
	WQHZ(FM)	A	187	1.7	102.3 MHz	08/01/06
Flint, MI	WCRZ(FM)	B	331	50.0	107.9 MHz	10/01/04
	WWBN(FM)	A	328	6.0	101.7 MHz	10/01/04
	WFNT(AM)	B	N/A	5.0 daytime	1470 kHz	10/01/04
				1.0 night
	WZRZ(FM)*	A	133	3.5	93.7 MHz	10/01/04
	WRXF(FM)*	A	91	3.0	103.1 MHz	10/01/04
	WLSP(AM)*	B	N/A	5.0	1530 kHz	10/01/04
Grand Rapids, MI	WLHT(FM)	B	168.0	40.0	95.7 MHz	10/01/04
	WGRD (FM)	B	180.0	13.0	97.9 MHz	10/01/04
	WTRV(FM)	A	92.0	3.50	100.5 MHz	10/01/04
	WNWZ (AM)	B	N/A	1.0 daytime	1410 kHz	10/01/04
				.05 night
	WFGR(FM)*	A	150.0	2.75	98.7 MHz	10/01/04
Lafayette, LA	KMDL(FM)	C2	171.0	38	97.3 MHz	06/01/04
	KRKA(FM)	C1	263.0	97	107.9 MHz	06/01/04
	KFTE(FM)	C2	163.0	42	96.5 MHz	06/01/04
	KTDY(FM)	C	300.0	100	99.9 MHz	06/01/04
	KPEL(FM)	C3	89.0	25	105.1 MHz	06/01/04
	KPEL(AM)	B	N/A	1.0 daytime	1420 kHz	06/01/04
				0.75 night
	KROF(AM)	D	N/A	1.0 daytime	960 kHz	06/01/04
				.095 night
Peoria, IL	WGLO(FM)	B1	189.0	7.0	95.5 MHz	12/01/04
	WPPY(FM)	A	137.0	3.3	101.1 MHz	12/01/04
	WRVP(FM)	A	100.0	6.0	98.5 MHz	12/01/04
	WVEL(AM)	D	N/A	5.0 daytime	1140 kHz	12/01/04
	WFYR(FM)	B1	103.0	23.5	97.3 MHz	12/01/04
	WIXO(FM)	A	178.0	1.5	99.9 MHz	12/01/04

	Station Call			Power in		Expiration Date of
Market	Letters	FCC Class	HAAT in Meters	Kilowatts	Frequency	FCC License

Redding, CA	KRRX(FM)	C	600	100.0	106.1 MHz	12/01/05
	KNNN(FM)	C2	465	1.6	99.3 MHz	12/01/05
	KQMS(AM)	C	N/A	1.0	1400 kHz	12/01/05
	KSHA(FM)	C	475	28.0	104.3 MHz	12/01/05
	KRDG(FM)	C1	379	9.9	105.3 MHz	12/01/05
	KNRO(AM)	B	N/A	10.0 daytime	1670 kHz	12/01/05
				1.0 night
St. Cloud, MN	KMXK(FM)	C2	150	50.0	94.9 MHz	04/01/05
	WJON(AM)	C	N/A	1.0	1240 kHz	04/01/05
	WWJO(FM)	C	305	97.0	98.1 MHz	04/01/05
	KKSR(FM)	C2	138	50.0	96.7 MHz	04/01/05
	KLZZ(FM)	C3	126	9.0	103.7 MHz	04/01/05
	KXSS(AM)	B	N/A	2.5 daytime	1390 kHz	04/01/05
				1.0 night
Utica-Rome, NY	WODZ(FM)	B1	184	7.4	96.1 MHz	06/01/06
	WLZW(FM)	B	201	25.0	98.7 MHz	06/01/06
	WFRG(FM)	B	151	100.0	104.3 MHz	06/01/06
	WIBX(AM)	B	N/A	5.0	950 kHz	06/01/06
	WRUN(AM)	B	N/A	5.0 daytime	1150 kHz	06/01/06
				1.0 night
Watertown, NY	WCIZ(FM)	A	100	6.0	93.3 MHz	06/01/06
	WFRY(FM)	C1	145	97.0	97.5 MHz	06/01/06
	WTNY(AM)	B	N/A	1.0	790 kHz	06/01/06
	WNER(AM)	B	N/A	3.5 daytime	1410 kHz	06/01/06
				0.04 night

*	Stations indicated with an asterisk (*) are subject to acquisition by us under an existing agreement.

#	We have subsequently sold those stations indicated with a pound sign (#).

     Transfers or Assignment of Licenses. The Communications Act prohibits the assignment or transfer of a broadcast license without the prior approval of the FCC. In determining whether to grant approval, the FCC considers a number of factors pertaining to the licensee (and proposed licensee), including:

-	compliance with the various rules limiting common ownership of media properties in a given market, as well as level of market concentration that would result from the proposed transaction;

-	the “character” of the licensee and those persons holding “attributable” interests in the licensee; and

-	compliance with the Communications Act’s limitations on alien ownership as well as compliance with other FCC regulations and policies.

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

     The FCC has, for several years, followed a practice of reviewing proposed transactions based on the degree of concentration that would result from such transactions in the market for radio advertising revenue. The FCC has recently undertaken a comprehensive review of what, if any, consideration should be given in its review of license transfer applications to issues of market concentration. The outcome of this review and its impact on our business remains uncertain.

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

     The FCC also has a rule, known as the equity-debt-plus rule, which causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder. Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33.0% of the value of the station’s total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15.0% of the station’s weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television, and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. The attribution rules limit the number of radio stations we may acquire or own in any market and may also limit the ability of certain potential buyers of stations owned by us from being able to purchase some or all of the stations which they might otherwise wish to purchase from us.

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

     The FCC has adopted rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities (“EEO”) at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. These rules were suspended at the beginning of 2001 in response to a January 16, 2001 decision of the Court of Appeals for the District of Columbia that vacated the rules. On December 13, 2001, the FCC sought comments on the new proposed EEO rules. The proposed rules require broadcasters to widely disseminate information about job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job. The proposed rules require sending job vacancy announcements to recruitment organizations and selecting from a menu of non-vacancy specific outreach approaches such as job fairs, internship programs, and interaction with educational and community groups. Also, broadcasters must file an annual EEO report with the FCC detailing their outreach efforts. Broadcasters with ten or more full-time employees must file a statement with the FCC certifying compliance with the EEO rules in the fourth year of the license term. Broadcasters also must file employment information with the FCC annually for statistical purposes. Until the FCC has issued final rules, the impact of the pending EEO rules are unclear.

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

     Periodically, we may be required to obtain special temporary authority from the FCC to operate one or more of the stations in a manner different from the licensed parameters so that we can complete scheduled construction or maintenance, or so that we may repair damaged or broken equipment without interrupting service.

     Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters include:

-	proposals to impose spectrum use or other fees on FCC licensees;

-	technical and frequency allocation matters;

-	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

-	changes in the FCC’s attribution and multiple ownership policies, including narrowing the definition of the local market for multiple ownership purposes;

-	changes to broadcast technical requirements;

-	proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone, cable television or other communication lines; and

-	proposals to limit the tax deductibility of advertising expenses by advertisers.

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

     On January 20, 2000, the FCC voted to adopt rules creating a new low power FM radio service. The new low power stations will operate at a maximum power of between ten and 100 watts in the existing FM commercial and non-commercial band. Low power stations may be used by governmental and non-profit organizations to provide noncommercial educational programming or public safety and transportation radio services. No existing broadcaster or other media entity, including Regent, will be permitted to have an ownership interest or enter into any program or operating agreement with any low power FM station. During the first two years of the new service, applicants must be based in the area that they propose to serve. Applicants will not be permitted to own more than one station nationwide during the initial two-year period. After the initial two-year period, entities will be allowed to own up to five stations nationwide, and after three years, the limit will be raised to ten stations nationwide. A single person or entity may not own two low power stations whose transmitters are less than seven miles from each other. The authorizations for the new stations will not be transferable. In April 2001, the FCC adopted a third channel interference protection standard, and prohibited any applicant from obtaining a low power FM station who has previously operated a station without a license. The FCC has begun accepting applications and issuing some authorizations for new low power FM stations.

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

     Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed for new or major change applications, which are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our stations.

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

ITEM 2.     PROPERTIES.

     The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

     We currently own studio facilities in Redding, California; Burton (Flint), Michigan; Lafayette, Louisiana; Pekin (Peoria), Illinois; St. Cloud, Minnesota; Whitesboro (Utica-Rome), New York; and Watertown, New York. We own transmitter and antenna sites in Redding, California; Burton (Flint), Michigan; St. Cloud, Rice, Stearns County and Graham Township (St. Cloud), Minnesota; Whitestown, Deerfield and Kirkland (Utica-Rome), New York; Watertown and Rutland (Watertown), New York; Peoria County and Woodford County (Peoria), Illinois; Lafayette and Abbeville (Lafayette), Louisiana; El Paso, Texas; Albany, New York; and Grand Rapids, Michigan. We expect to acquire additional real estate in connection with our pending transactions. We lease our remaining studio and office facilities, including corporate office space in Covington, Kentucky, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment.

     Substantially all of our personal property and equipment serve as collateral for our obligations under our existing credit facility.

ITEM 3.     LEGAL PROCEEDINGS.

     We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of our common stock have been quoted on The Nasdaq Stock Market under the symbol RGCI since January 25, 2000 following effectiveness of the registration statement for the initial public offering of our common stock. The following table sets forth, for each of the calendar quarters indicated, the reported high and low sales prices of our common stock as reported in the Nasdaq National Market.

	High	Low

2001
First quarter	$9.7812	$5.6250
Second quarter	$11.9900	$6.0500
Third quarter	$8.7100	$5.7500
Fourth quarter	$7.3500	$4.8800
2000
First quarter (commencing January 25, 2000)	$14.2500	$9.3125
Second quarter	$12.5469	$4.5000
Third quarter	$9.1250	$5.1250
Fourth quarter	$7.3750	$3.5000

     As of March 11, 2002, there were approximately 373 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

     We have never declared or paid cash dividends on our common stock and do not intend to do so in the foreseeable future. In addition, our credit agreement with our lenders prohibits the payment of cash dividends on our common stock.

     In March 2001, 22,825 shares of our common stock were issued as a stock bonus to certain corporate employees at a price of $7.469 per share. These securities were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

     In November 2001, 900,000 shares of our common stock at a price of $5.75 per share were issued in a private placement offering, as described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” 200,000 of these shares, sold to a venture capital fund related to one of our independent directors, and the associated cash proceeds, were held in escrow until February 2002, pending confirmation from Nasdaq that stockholder approval would not be required for such sale. These securities were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

     In December 2001, a total of 19,623 shares of our common stock were issued to four former directors of Faircom Inc. at a price of $1.2057 per share upon the exercise of options that were outstanding under the Regent Communications, Inc. Faircom Conversion Stock Option Plan, which provided substitute options for those granted under the Faircom Inc. Stock Option Plan prior to our merger with Faircom Inc. These shares issued on exercise of options were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

     In December 2001, we issued 215,828 shares of our common stock to the selling corporation in connection with our acquisition of radio stations in Lafayette, Louisiana, as described below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These securities were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.     SELECTED FINANCIAL DATA.

     The selected financial data below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	SELECTED CONSOLIDATED FINANCIAL DATA
		(In thousands, except per share data)
		YEAR ENDED DECEMBER 31,

	2001	2000	1999	1998	1997

OPERATING RESULTS (1) (2):
Net broadcasting revenues	$53,745	$44,107	$23,854	$14,772	$5,993
Operating (loss) income	(3,078)	831	(612)	(433)	1,015
(Loss) income before income taxes and extraordinary items	(2,378)	14,966	(6,300)	(3,290)	(363)
Extraordinary items (3)	—	(1,114)	(471)	(1,170)	(4,333)
Net (loss) income	(1,713)	13,852	(6,771)	(4,460)	(4,696)
Preferred stock dividend requirements	—	(629)	(5,205)	(2,166)	—
Preferred stock accretion (4)	—	(26,611)	(17,221)	(4,787)	—
Loss applicable to common shares	(1,713)	(13,388)	(29,197)	(11,413)	(4,696)
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss before extraordinary items	$(0.05)	$(0.39)	$(119.69)	$(42.67)	$(1.51)
Extraordinary items	—	(0.03)	(1.96)	(4.88)	(18.06)

Basic and diluted net loss per common share	$(0.05)	$(0.42)	$(121.65)	$(47.55)	$(19.57)

Weighted average number of common shares used in basic and diluted calculations	34,218	31,715	240	240	240

	DECEMBER 31,

	2001	2000	1999	1998	1997

BALANCE SHEET DATA (1) (2):
Current assets	$12,179	$12,012	$10,329	$11,619	$1,919
Total assets	306,356	252,733	83,727	67,618	13,010
Current liabilities	6,054	4,902	3,115	13,027	860
Long-term debt and capital leases, less current portion	87,095	45,094	25,331	34,618	21,912
Redeemable preferred stock	—	—	89,265	27,406	—
Total stockholders’ equity (deficit)	$208,338	$198,420	$(37,810)	$(10,077)	$(10,182)

(1)	Acquisitions in 2001, 2000, 1999 and 1998, affect comparability among years (see Note 2 in Notes to Consolidated Financial Statements).

(2)	On June 15, 1998, we acquired, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. for 3,700,000 shares of our Series C convertible preferred stock. The acquisition was treated for accounting purposes as the acquisition of Regent by Faircom under the purchase method of accounting, with Faircom as the accounting acquirer. Consequently, the historical financial statements prior to June 15, 1998, the date of merger, are those of Faircom.

(3)	Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of 2000 extraordinary item.

(4)	Refer to Note 3 of the Notes to Consolidated Financial Statements.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

General

     Our company was formed in November 1996 to acquire, own and operate clusters of radio stations in mid-sized and small markets. The proceeds from our January 2000 Initial Public Offering (“IPO”) and borrowings from our credit facility have given us the ability to increase our size significantly over the past two years. We currently own and operate 57 radio stations in 12 markets. During the 2001 year, we acquired 17 radio stations in two new markets and two of our existing markets and disposed of three radio stations in one market. We also disposed of one station during the first quarter of 2002. We have agreements to purchase four additional radio stations in two of our existing markets. We began providing programming services to two of our pending radio stations in December 2001, and to the remaining two radio stations in January 2002.

     The principal source of our revenue is the sale of broadcasting time on our radio stations for advertising. As a result, our revenue is affected primarily by the advertising rates our radio stations charge. Correspondingly, the rates are based upon a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic Arbitron Radio Market Reports. In 2001, our radio stations derived approximately 85% of their net broadcast revenues from local and regional advertising in the markets in which they operated, and the remainder resulted principally from the sale of national advertising.

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

     Excluding gains on the sale or exchange of radio stations, we have historically generated net losses, primarily as a result of significant non-cash charges for depreciation and amortization relating to the acquisitions of radio stations and interest charges on outstanding debt. Prior to July 1, 2001, we historically amortized on a straight-line method the FCC licenses and goodwill attributable to substantially all of our radio station acquisitions over a 15- to 40-year period. During 2001, the Financial Accounting Standards Board issued new guidance on purchase accounting and the amortization of intangible assets, which will significantly reduce the amount of non-cash amortization charges we recognize in our financial statements beginning in 2002. Further information regarding this accounting change is included under Effect of Recently Issued Accounting Pronouncements. Based upon the large number of acquisitions we consummated within the last two years, we anticipate that depreciation charges will continue to be significant for several years. To the extent that we complete additional acquisitions, our interest expense and depreciation charges related to property and equipment and other intangible assets are likely to increase.

     The performance of a radio station group, such as ours, is customarily measured by its ability to generate broadcast cash flow. The term “broadcast cash flow” means operating income (loss) before depreciation and amortization and corporate general and administrative expenses. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

     Our financial results are dependent on a number of factors, including the general strength of the local and national economies, population growth, the ability to provide popular programming, local market and regional competition, relative efficiency of radio broadcasting compared to other advertising media, signal strength and government regulation and policies. From time to time, the markets in which we operate experience weak economic conditions that may negatively affect our revenue. We believe, however, that this impact is somewhat mitigated by our diverse geographical presence.

September 11, 2001

     The effects of the September 11, 2001 terrorist activities had a significant impact on our business during the second half of 2001. At the time of the attacks, we decided the public interest would be best served by the presentation of continuous, commercial-free coverage of the unfolding events on our stations. The resulting loss of revenue, plus the economic uncertainty fueled by the attacks, on top of an already sluggish economy, resulted in reduced earnings during the third and fourth quarters of the year. We were able to recover some of the lost revenues by rescheduling missed spots to later dates. However some of the advertising spots were time sensitive, causing the revenue to be permanently lost. Additionally, revenues were affected as some advertisers’ marketing budgets were reduced due to the effect of the terrorist attacks upon their own revenues, and in some cases, advertisers made significant contributions to the September 11 relief funds, further reducing their available advertising dollars. While we don’t expect to experience any further impact upon our revenues from the September 11, 2001 attacks, we cannot predict the effect upon our business of future terrorist attacks, if any.

Effect of Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Furthermore, future operating losses relating to discontinued operations can no longer be recorded before they occur. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We have not yet determined the impact, if any, of adopting SFAS 144.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) that addresses the recognition of asset retirement obligations. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The statement is effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, of adopting SFAS 143.

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141, which became effective on July 1, 2001, eliminated the use of pooling of interests for all business combinations initiated after June 29, 2001 and also established specific criteria for the recognition of intangible assets separate from goodwill. As we have historically reflected acquisitions using the purchase method, we do not believe SFAS 141 will have a significant impact on us. SFAS 142 requires that a company no longer amortize the goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. SFAS 142 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. We will adopt SFAS 142 on January 1, 2002. We are currently evaluating the full impact that SFAS 141 and SFAS 142 will have on our consolidated financial statements, and believe that SFAS 142 could have a material impact on our financial statements, as amortization of goodwill and certain other intangible assets represents a significant expense for us. Amortization expense related to goodwill and indefinite lived intangibles was approximately $10.5 million, $6.4 million, and $2.0 million, respectively, for the years ended December 31, 2001, 2000 and 1999. In addition, upon adoption, we will perform the first of the required impairment tests of goodwill and indefinite lived intangibles and have not yet determined what the effect of these tests will be on our financial position or results of operations.

     When amortization of our indefinite lived assets ceases on January 1, 2002, due to the adoption of SFAS 142, the reversal of deferred tax liabilities relating to those intangible assets will no longer be assured within the Company’s net operating loss carryforward period. We are in the process of assessing the effects of this pronouncement on the realizability of our deferred tax assets, and a valuation allowance could be required. We have not yet determined the magnitude of this adjustment.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgements and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, evaluating the realizability of our deferred tax assets and determining the recoverability of our long-lived assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     We believe the following critical accounting policies affect our more significant judgements and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received.

Deferred Tax Assets — At December 31, 2001, we had a deferred tax asset of approximately $10.8 million, the primary component of which is our net operating loss carryforwards. We believe that at December 31, 2001, these carryforwards are fully realizable due to the existence of certain deferred tax liabilities, primarily related to broadcast licenses and goodwill, that under current accounting guidance, would be expected to reverse during the carryforward period, as well as a tax planning strategy that is available to us. Accordingly, we have not recorded a valuation allowance to reduce our deferred tax assets. The need to record a valuation allowance against our deferred tax assets is reviewed quarterly, and if we were to determine that we would be unable to realize all or a portion of the deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded as expense in the period such determination was made. If our provisions for current or deferred taxes are not adequate, or if laws change unfavorably, we could experience losses in excess of the current or deferred income tax provisions we have established. For discussion regarding the pending adoption of SFAS 142, see Effects of Recently Issued Accounting Pronouncements.

Long-Lived Assets — We have a significant amount of long-lived assets, such as property, equipment, goodwill, FCC licenses and other intangible assets recorded on our balance sheet. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We determine the recoverability of our long-lived assets by comparing the carrying amount of the asset to the estimated undiscounted future net cash flows expected to be generated by the asset. Numerous factors could impact the future cash flows expected to be generated by an asset, including changing listenership patterns, increased competition in the market and future industry trends. If we were to determine a permanent impairment had occurred, a charge would be made against income in the period such determination was made.

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

     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-K include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, the impact of the September 11, 2001 tragedy and the war on terrorism, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, our ability to manage our growth, our ability to integrate our acquisitions, and changes in the regulatory climate affecting radio broadcast companies. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If we do update one or more forward-

looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.

RESULTS OF OPERATIONS

     Following is a discussion of the key factors that have affected our business over the last three years. This commentary should be read in conjunction with our consolidated financial statements and the related footnotes included herein.

2001 Compared to 2000

     In 2001 compared to 2000, we experienced increases in net broadcast revenues and station operating expenses, due primarily to our year 2001 acquisition of radio stations in Peoria, Illinois and full year results for our year 2000 acquisitions in Albany, New York and Grand Rapids, Michigan. These increases were partially offset by decreases in the same categories due to the disposition in 2001 of our Palmdale, California radio stations and our year 2000 dispositions of our Flagstaff, Arizona, Mansfield, Ohio, and Victorville, California markets. Accordingly, the results of our operations in 2001 are not comparable to those of the prior period, nor are they necessarily indicative of results in the future. Additionally, our 2001 results were impacted by the events of September 11, 2001, and we cannot predict the effect on our operations, if any, of any future terrorist attacks.

Net Broadcast Revenues, Station Operating Expenses, and Broadcast Cash Flow

     Net broadcast revenues, station operating expenses and broadcast cash flow in 2001 increased 21.9%, 27.7% and 9.2%, respectively, over that of the 2000 period. While acquisitions have affected the comparability of our 2001 operating results to those of 2000, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of any markets disposed of during those years. These comparable results between 2001 and 2000 are listed in the table below by quarter, excluding the effect of barter transactions (dollars in thousands).

	Net Revenue	Broadcast Cash Flow	Number of Markets	Number of Stations

First Quarter 2001	$3,489	$777	5	19
First Quarter 2000	$3,198	$656
% change	9.1%	18.4%
Second Quarter 2001	$8,003	$2,560	8	31
Second Quarter 2000	$7,611	$2,840
% change	5.2%	(9.8)%
Third Quarter 2001	$7,511	$2,082	8	34
Third Quarter 2000	$7,498	$2,583
% change	0.2%	(19.4)%
Fourth Quarter 2001	$11,528	$3,663	10	44
Fourth Quarter 2000	$12,621	$4,496
% change	(8.7)%	(18.5)%

     During the second quarter of 2001, same station broadcast cash flow decreased compared to the same period of 2000. The primary reason behind this decrease was increased operating expense, primarily in the area of promotional spending. We believe that investment spending to promote our stations will provide positive long-term revenue growth in our markets. To a lesser extent, higher medical care costs and the new 401(k) match contribution increased operating expenses also. During the third and fourth quarter of 2001, the impacts of the September 11, 2001 terrorist attacks and the poor economy were clearly seen on same station revenue, compared to 2000.

Corporate Expenses

     Corporate general and administrative expenses increased from approximately $4.5 million in 2000 to approximately $4.9 million in 2001. Beginning in the second quarter of 2000, we began increasing the size of our infrastructure to meet the demands of supporting a public company whose stock is listed on a national stock market. We believe our corporate structure is now adequate to meet the requirements of a public company, but future acquisitions could result in further expansion of our corporate infrastructure.

Depreciation and Amortization

     Depreciation and amortization expense increased by approximately 56.2% from 2000. This is due to a combination of a full year of depreciation and amortization expense for acquisitions that occurred at various times throughout the 2000 year, plus depreciation expense on approximately $5.3 million of depreciable property and equipment additions attributable to station acquisitions in 2001, and to a lesser extent, depreciation on approximately $3.2 million of capital expenditures during 2001.

Interest Expense

     Interest expense decreased by approximately 22.5% in 2001 compared to 2000. After removing the effect of approximately $1.5 million of the 2000 interest expense, which was the result of the mark to fair market value of our warrant liability, interest expense increased approximately 20.3%. The increase is due to an average debt level of approximately $47.5 million during 2001 compared to approximately $16.5 million in 2000. Average debt levels were lower in 2000 as we had paid down all our debt with proceeds from the IPO in January 2000 and subsequently did not incur any borrowings under our new credit facility until August 2000. The increase in interest expense was mitigated somewhat by significant decreases in interest rates during 2001. The weighted average interest rates were approximately 3.37% and 8.05% at December 31, 2001 and 2000, respectively.

Gain on the Sale of Radio Stations

     On June 1, 2001, we completed the sale of our three stations in Palmdale, California to Concord Media Group, Inc. We recognized a pre-tax gain of approximately $4.4 million on this transaction, which is reflected in the Consolidated Statements of Operations for the year ended December 31, 2001. On August 24, 2000, we completed an exchange agreement entered into with Clear Channel Broadcasting, Inc, Capstar Radio Operating Company and their affiliates, in which we exchanged our eight stations serving the Mansfield, Ohio (2 FM/1 AM) and Victorville, California (3 FM/2 AM) markets plus approximately $80.5 million in cash for ten stations serving the Grand Rapids, Michigan (3 FM/1 AM) and Albany, New York (4 FM/2 AM) markets. As a result of this transaction, we recognized a pre-tax gain on the exchange of approximately $17.8 million, which is reflected in the Consolidated Statements of Operations for the year ended December 31, 2000.

Income Tax Benefit

     We recorded an income tax benefit of $665,000 in 2001. This tax benefit represents a 34% federal rate offset by state income taxes and the amortization of intangibles in excess of the amounts that are deductible for tax purposes. We have cumulative federal and state tax loss carryforwards of approximately $40.0 million at December 31, 2001. These loss carryforwards will expire in years 2002 through 2021. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. In arriving at the determination as to the amount of the valuation allowance required for the years ended December 31, 2001 and 2000, we considered the impact of deferred tax liabilities resulting from purchase transactions, statutory restrictions on the use of operating losses, and a tax planning strategy available to us. Consequently, we determined that no valuation allowance was required at December 31, 2001 and 2000. During 2000, we released the entire valuation allowance (see 2000 Compared to 1999). As a result of these events, no income tax expense was recorded in 2000.

Extraordinary Loss

     On January 28, 2000, we paid off the outstanding debt from our old credit facility, accrued interest and related fees totaling approximately $25.1 million using proceeds from our IPO. This final paydown resulted in an extraordinary loss of approximately $1.1 million, net of income tax, from the write-off of deferred financing costs.

2000 Compared to 1999

Net Broadcast Revenues, Station Operating Expenses, and Broadcast Cash Flow

     In 2000 compared to 1999, we experienced substantial increases in net broadcast revenues, station operating expenses, depreciation and amortization, corporate general and administrative expenses, and interest expense, due primarily to our year 2000 acquisitions of radio stations in El Paso, Texas; Utica/Rome, Watertown and Albany, New York; Grand Rapids, Michigan; and Chico, California; as well as a time brokerage arrangement in St. Cloud, Minnesota. Accordingly, the results of our operations in 2000 are not comparable to those of the prior period, nor are they necessarily indicative of results in the future. Net broadcast revenues, operating expenses and broadcast cash flow in 2000 increased 84.9%, 64.7% and 152.0%, respectively, over that of the 1999 period.

Corporate Expenses

     Corporate general and administrative expenses increased from $2.8 million in 1999 to $4.5 million in 2000, reflecting the increased infrastructure required to support a public company whose stock is listed on a national stock market. Corporate personnel increased by approximately 50% from 1999 to 2000. Additionally, we moved into new corporate facilities in the third quarter of 2000 to accommodate the new infrastructure.

Depreciation and Amortization

     Due to purchase price allocations of $11.1 million of property and equipment, in addition to $176.2 million of intangible assets from acquisitions in 2000, depreciation and amortization expense increased by approximately 155% compared to 1999 from $3.4 million in 1999 to $8.6 million in 2000. Additionally, for properties acquired in 2000, intangibles were amortized over 20 years rather than 40 years for properties acquired in 1999 and prior years.

Interest Expense

     Interest expense decreased by approximately 19% in 2000 compared to 1999 as average debt levels in 2000 were approximately $16.5 million, compared to average debt levels of $39.2 million in 1999. Average debt levels were lower in 2000, as we paid down all our debt with proceeds from the IPO in January 2000, and subsequently did not incur any borrowings until August 2000, when we borrowed $44.0 million under our credit facility. The interest expense savings on the lower debt levels in 2000 were partially offset by increased commitment fees on the unborrowed capacity of our new credit facility.

Gain on the Sale of Radio Stations

     On August 24, 2000, we completed an exchange agreement entered into with Clear Channel Broadcasting, Inc, Capstar Radio Operating Company and their affiliates, in which we exchanged our eight stations serving the Mansfield, Ohio (2 FM/1 AM) and Victorville, California (3 FM/2 AM) markets plus approximately $80.5 million in cash for ten stations serving the Grand Rapids, Michigan (3 FM/1 AM) and Albany, New York (4 FM/2 AM) markets. As a result of this transaction, we recognized a gain on the exchange of approximately $17.8 million which is reflected in the Consolidated Statements of Operations for the year ended December 31, 2000.

Income Tax Expense

     In 2000, we recognized a gain of approximately $17.8 million on the asset exchange from the Clear Channel transaction. For tax purposes this transaction was treated as a like-kind exchange resulting in a deferred tax liability pursuant to the provisions of Internal Revenue Code Section 1031, of approximately $6.3 million. In arriving at the determination as to the amount of the valuation allowance required for the 2000 year, we considered the impact of deferred tax liabilities resulting from purchase transactions, statutory restrictions on the use of operating losses, and a tax planning strategy available to us. Consequently, we determined that no valuation allowance was required for 2000 and released the full valuation allowance. As a result of these events, no income tax expense was recorded in 2000. In 1999, we established a valuation allowance against our deferred tax assets following an assessment of the realizability of such amounts and consequently did not record any income tax credit on the $6.3 million recorded pretax loss.

Extraordinary Loss

     On January 28, 2000, we paid off the outstanding debt from our old credit facility, accrued interest and related fees totaling approximately $25.1 million using proceeds from our IPO. This final paydown resulted in an extraordinary loss of approximately $1.1 million, net of income tax, from the write-off of deferred financing costs.

Liquidity and Capital Resources

     Our cash and cash equivalents balance at December 31, 2001 was approximately $1.8 million compared to approximately $778,000 at December 31, 2000. Net cash provided by operating activities was approximately $8.4 million in 2001 compared to approximately $3.1 million in 2000. The increase was due primarily to the operating activities of radio stations acquired in 2001 and in the latter part of 2000. Cash flow used in investing activities decreased to approximately $53.2 million in 2001 compared to approximately $148.7 million used in 2000. The decrease is due primarily to fewer acquisitions of radio stations in 2001 compared to 2000, and due to higher proceeds from the disposition of radio stations in 2001. Cash flows provided by financing activities decreased to approximately $45.8 million in 2001 compared to approximately $142.9 million in 2000. During 2001, cash provided by financing activities was the result of debt issued in connection with our 2001 acquisitions and a private placement of securities during the fourth quarter. Cash provided by financing activities in 2000 was primarily the result of net proceeds received from our IPO in January 2000 and borrowings under our credit facility, offset by related cash outflows of stock issuance costs and payments related to the redemption of our preferred stock and associated dividends. Additionally, our 2000 cash flows provided by financing activities was reduced by treasury stock purchases made under our stock buyback program during the year.

Sources of Funds

     In 2001, our sources of cash totaled approximately $86.1 million and were derived from a combination of borrowings under our credit facility; net proceeds from the sale of our stations in Palmdale, California; cash provided from operating activities, and; net proceeds from the issuance of common stock in a private placement offering.

     On January 27, 2000, we entered into a new credit facility, which is a $125.0 million senior secured seven-year reducing revolving facility, that also provided for an additional $50.0 million on substantially the same terms, to fund future acquisitions, subject to terms and conditions of the credit agreement. This additional $50.0 million borrowing capability expired unused on January 27, 2002. This credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund pending and permitted future acquisitions. The credit facility also permits us to request from time to time that the lenders issue letters of credit in an amount up to $25.0 million in accordance with the same lending provisions. The commitment, and our maximum borrowings, will reduce over five years beginning in 2002 as follows (in thousands):

December 31,	Commitment Amount

2001	$125,000
2002	106,250
2003	87,500
2004	62,500
2005	37,500
2006	-0-

     The $25.0 million letter of credit sub-limit also reduces proportionately but not below $15.0 million. Mandatory prepayments and commitment reductions are also required from certain asset sales, subordinated debt proceeds, excess cash flow amounts and sales of equity securities.

     Under the credit facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. During 2002, we believe that the financial leverage ratio covenant will be the most difficult to satisfy due to the inclusion of the results of operations for the third and fourth quarters of 2001 in such calculation. These results were severely negatively impacted by the September 11, 2001 attacks. Although our continued compliance with these financial covenants is subject to future operating results that we cannot predict with certainty, we have the ability to implement certain strategies to increase cash flow provided by operations or reduce cash flow used in investing and financing activities, if needed, to help mitigate this risk. Accordingly, Regent expects that it will meet all of the credit facility covenants during 2002, although there can be no assurances in this regard. Borrowings under our credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin which varies between 1.25% and 2.75% depending upon our financial leverage. Borrowings under the credit facility bore interest at an average rate of 3.37% as of December 31, 2001. We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. Our indebtedness under the credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by these subsidiaries. As of March 11, 2002, we had borrowings under this facility of approximately $84.6 million.

     On June 1, 2001, we completed the sale of our Palmdale, California radio stations to Concord Media Group, Inc. and received net proceeds of approximately $13.4 million. These proceeds were used to reduce outstanding borrowings on the credit facility.

     On November 26, 2001, we completed a private placement offering of 900,000 shares of our common stock at $5.75 per share (See Note 5 in Notes to Consolidated Financial Statements). 200,000 of these shares, sold to a venture capital fund related to one of our independent directors, and the associated cash proceeds, were held in escrow until February 2002, pending confirmation from Nasdaq that stockholder approval would not be required for such sale. The proceeds from the private placement were used to partially fund the acquisition of our radio stations in Lafayette, Louisiana.

     On March 12, 2002, we completed the disposition of substantially all the operating assets of WGNA-AM, serving the Albany, New York market, for $2.0 million in cash to ABC, Inc. On February 15, 2002, ABC, Inc. began providing programming and other services to the station under a time brokerage agreement. We anticipate recognizing a gain on the sale of approximately $0.5 million. The proceeds from the sale of the station will be used to pay down borrowings under our credit facility.

Uses of Funds

     In 2001, we utilized our sources of cash primarily to acquire radio stations totaling approximately $63.0 million, to pay escrow payments for pending acquisitions of $440,000, and to repay approximately $18.5 million of borrowings under our credit facility. Additionally in 2001, we funded capital expenditures of approximately $3.2 million to upgrade our equipment and facilities, primarily at stations recently acquired, in order to remain competitive and to create cost savings over the long term. We expect capital expenditures to be approximately $4.0 million in 2002 due primarily to scheduled expenditures at the radio stations we acquired in 2001 and the correlating increase in the size of our infrastructure.

Pending Sources and Uses of Funds

     On July 27, 2001, we entered into an agreement, as amended, to acquire by merger with The Frankenmuth Radio Co., Inc. WZRZ-FM serving the Flint, Michigan market for approximately $2.0 million, consisting of approximately $0.6 million in cash and 208,905 shares of our common stock, valued at approximately $1.4 million. We made an escrow deposit in 2001 in the amount of $125,000 to secure our obligations under this agreement. The Federal Communications Commission has approved the assignment of the station licenses, and we anticipate closing this acquisition in 2003. On January 1, 2002 we began providing programming and other services to the station under a time brokerage agreement. We anticipate using borrowings from our credit facility to fund the cash portion of this acquisition.

     Also on July 27, 2001, we entered into an agreement, as amended, to purchase the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million in cash. We have made an escrow deposit in the amount of $250,000 to secure our obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002 we purchased the option to buy WFGR-FM from Connoisseur Communications of Flint, L.L.P. for approximately $1.1 million, paid by the issuance of 174,917 shares of our common stock. The Federal Communications Commission has approved the assignment of the station licenses of WFGR-FM, and we anticipate closing this acquisition in 2003. On January 1, 2002 we began providing programming and other services to the station under a time brokerage agreement. We anticipate using borrowings from our credit facility to fund the cash portion of this acquisition.

     On November 15, 2001, we entered into an agreement with Covenant Communications Corporation to acquire substantially all of the assets of WRXF-FM and WLSP-AM, serving the Flint, Michigan market, for approximately $1.3 million in cash. We placed in escrow $65,000 to secure our obligations under the agreement. Applications seeking approval from the Federal Communications Commission for the assignment of the station licenses were filed in November 2001, and are currently pending. On December 3, 2001 we began providing programming and other services to the stations under a time brokerage agreement. We anticipate using borrowings from our credit facility to fund this acquisition.

     In March 2002, we anticipate filing an Omnibus Shelf Registration to offer, at our discretion, a variety of stock and/or debt securities, with a maximum aggregate offering amount of $250 million. Proceeds received from the above offering, if any, would be used to pay down borrowings under the credit facility and/or fund future acquisitions.

     We believe the cash generated from operations, available borrowings under our credit facility, and/or various other sources of funds that may be available to us, will be sufficient to complete our pending acquisitions and to meet our requirements for corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness. After giving effect to all pending asset and equity transactions and the subsequent sale of WGNA-AM, the outstanding borrowings under our credit facility would be approximately $88.8 million with available borrowings of approximately $36.2 million, subject to the terms and conditions of the credit facility.

     We have no off-balance sheet financing arrangements with related or unrelated parties, and no unconsolidated subsidiaries. Contractual obligations related to our credit facility and other long-term debt, capital leases and operating leases are summarized below (in thousands). Under the terms of our credit facility, our maximum borrowings will reduce over five years, beginning in 2002. Based upon our outstanding borrowings at December 31, 2001, the payments detailed below under Long-term Debt would be required to maintain compliance with our credit facility.

	Payments Due by Period

		One year	Two to	Four to
Contractual Obligation	Total	or less	three years	five years	Thereafter

Long-term Debt	$87,079	$60	$24,189	$62,830	$-0-
Capital Leases	124	48	70	6	-0-
Operating Leases	10,544	1,221	2,080	1,766	5,477

Total Contractual Cash Obligations	$97,747	$1,329	$26,339	$64,602	$5,477

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of December 31, 2001, we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at December 31, 2001, a one percent change in the weighted average interest rate would change the Company’s annual interest expense by approximately $866,000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Regent Communications, Inc.
Index to Financial Statements

Page
Financial Statements:
Report of Independent Accountants	39
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	40
Consolidated Balance Sheets at December 31, 2001 and 2000	41
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	42
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999	43
Notes to Consolidated Financial Statements	44
Financial Statement Schedules:
For each of the three years in the period ended December 31, 2001:
II — Valuation and Qualifying Accounts	65

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Regent Communications, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Regent Communications, Inc. and its subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 13, 2002

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,

	2001	2000	1999

Gross broadcast revenues	$59,339	$48,324	$25,613
Less agency commissions	5,594	4,217	1,759

Net broadcast revenues	53,745	44,107	23,854

Station operating expenses	38,530	30,173	18,325
Depreciation and amortization	13,436	8,602	3,368
Corporate general and administrative expenses	4,857	4,501	2,773

Operating (loss) income	(3,078)	831	(612)

Interest expense	(3,279)	(4,229)	(5,249)
Gain (loss) on exchange/sale of radio stations	4,444	17,504	(602)
Other (expense) income, net	(465)	860	163

(Loss) income before income taxes and extraordinary items	(2,378)	14,966	(6,300)
Income tax benefit	665	—	—

(Loss) income before extraordinary items	(1,713)	14,966	(6,300)
Extraordinary loss from debt extinguishment, net of taxes	—	(1,114)	(471)

NET (LOSS) INCOME	$(1,713)	$13,852	$(6,771)

LOSS APPLICABLE TO COMMON SHARES:
Net (loss) income	$(1,713)	$13,852	$(6,771)
Preferred stock dividend requirements	—	(629)	(5,205)
Preferred stock accretion	—	(26,611)	(17,221)

Loss applicable to common shares	$(1,713)	$(13,388)	$(29,197)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss before extraordinary items	$(0.05)	$(0.39)	$(119.69)
Extraordinary items	—	(0.03)	(1.96)

Net loss per common share	$(0.05)	$(0.42)	$(121.65)

Weighted average number of common shares used in basic and diluted calculation	34,218	31,715	240

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	DECEMBER 31,

	2001	2000

ASSETS Current assets:
Cash and cash equivalents	$1,765	$778
Accounts receivable, net of allowance of $719 and $403 at December 31, 2001 and 2000, respectively	9,772	10,639
Other current assets	642	595

Total current assets	12,179	12,012
Property and equipment, net	25,817	20,716
Intangible assets, net	266,420	217,897
Other assets, net	1,940	2,108

Total assets	$306,356	$252,733

LIABILITIES AND STOCKHOLDERS’ EQUITY Current liabilities:
Accounts payable	$2,044	$1,672
Accrued compensation	1,000	932
Other current liabilities	3,010	2,298

Total current liabilities	6,054	4,902
Long-term debt, less current portion	87,019	45,010
Other long-term liabilities	75	84
Deferred taxes	4,870	4,317

Total liabilities	98,018	54,313
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 36,948,362 and 35,158,349 shares issued at December 31, 2001 and 2000, respectively	369	352
Treasury shares, 1,308,173 and 1,363,752 shares, at cost at December 31, 2001 and 2000, respectively	(6,757)	(7,063)
Additional paid-in capital	270,694	259,386
Retained deficit	(55,968)	(54,255)

Total stockholders’ equity	208,338	198,420

Total liabilities and stockholders’ equity	$306,356	$252,733

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,

	2001	2000	1999

Cash flows from operating activities:
Net (loss) income	$(1,713)	$13,852	$(6,771)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,436	8,602	3,368
Provision for doubtful accounts	822	725	390
Non-cash interest expense	283	1,579	1,576
Non-cash charge for debt extinguishments	—	1,114	471
Non-cash charge for compensation	491	—	—
(Gain) loss on sale of radio stations	(4,444)	(17,504)	477
Loss on sale of fixed assets and other	160	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(328)	(6,249)	(1,481)
Other assets	(107)	(358)	(36)
Current and long-term liabilities	(803)	(2,940)	(372)
Deferred taxes	553	4,317	—

Net cash provided by (used in) operating activities	8,350	3,138	(2,378)

Cash flows from investing activities:
Acquisitions of radio stations, net of cash acquired, and escrow deposits on pending acquisitions	(63,450)	(148,940)	(27,533)
Capital expenditures	(3,161)	(1,719)	(1,978)
Net proceeds from sale of radio stations	13,393	2,000	13,999
Proceeds from sale of fixed assets	27	—	—

Net cash used in investing activities	(53,191)	(148,659)	(15,512)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	—	—	41,754
Proceeds from issuance of common stock	4,068	156,939	—
Proceeds from long-term debt	60,500	48,500	16,500
Principal payments on long-term debt	(18,491)	(28,824)	(26,704)
Payment of notes payable	—	—	(7,500)
Payment for deferred financing costs	—	(1,904)	(427)
Payment of issuance costs	(249)	(11,606)	(2,802)
Treasury stock purchases	—	(7,063)	—
Dividends paid on all series of preferred stock	—	(8,153)	—
Redemption of Series B preferred stock	—	(5,000)	—

Net cash provided by financing activities	45,828	142,889	20,821

Net increase (decrease) in cash and cash equivalents	987	(2,632)	2,931
Cash and cash equivalents at beginning of period	778	3,410	479

Cash and cash equivalents at end of period	$1,765	$778	$3,410

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in conjunction with the
acquisitions of radio stations	$7,459	$3,537	$—

Supplemental data:
Cash paid for interest	$3,077	$2,115	$4,272

Cash paid for income taxes	$128	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

	Series C and E					Total
	Convertible			Additional		Stockholders'
	Preferred	Common	Treasury	Paid-In	Retained	Equity
	Stock	Stock	Stock	Capital	Deficit	(Deficit)

Balance, December 31, 1998	$3,370	$2	$—	$3,872	$(17,321)	$(10,077)
Exercise of stock options on 63,000 shares of Series C convertible preferred stock	314	—	—	(172)	—	142
Dividends and accretion on mandatorily redeemable convertible preferred stock	—	—	—	(3,700)	(13,859)	(17,559)
Beneficial conversion feature related to issuance of redeemable convertible preferred stocks	—	—	—	—	(3,545)	(3,545)
Net loss	—	—	—	—	(6,771)	(6,771)

Balance, December 31, 1999	3,684	2	—	—	(41,496)	(37,810)
Issuance of 18,400,000 shares of common stock, net of issuance costs of $12,460	—	184	—	143,756	—	143,940
Issuance of 333,000 shares of common stock in conjunction with acquisitions	—	3	—	3,534	—	3,537
Adjustment of converted redeemable preferred stock to market	—	—	—	—	(26,611)	(26,611)
Purchase of 1,364,000 shares of treasury stock	—	—	(7,063)	—	—	(7,063)
Conversion of Series C and E preferred stock to 3,831,000 shares of common stock	(3,684)	38	—	3,646	—	—
Conversion of Series A,D,F,G,H,K redeemable preferred stock	—	124	—	110,745	—	110,869
Reclassification of liability associated with Series F convertible preferred stock put rights	—	—	—	5,239	—	5,239
Exercise of 34,095 stock options and 100,000 stock warrants	—	1	—	619	—	620
Preferred stock dividends paid	—	—	—	(8,153)	—	(8,153)
Net income	—	—	—	—	13,852	13,852

Balance, December 31, 2000	—	352	(7,063)	259,386	(54,255)	198,420
Issuance of 700,000 shares of common stock, net of issuance costs of $373	—	7	—	3,644	—	3,651
Exercise of 28,059 stock options and 37,230 stock warrants	—	—	—	30	—	30
Issuance of 1,001,969 shares of common stock in conjunction with acquisitions	—	10	—	7,449	—	7,459
Stock bonus award (22,825 shares)	—	—	—	170	—	170
Issuance of 55,579 shares of treasury stock for 401(k) match	—	—	306	15	—	321
Net loss	—	—	—	—	(1,713)	(1,713)

Balance, December 31, 2001	$—	$369	$(6,757)	$270,694	$(55,968)	$208,338

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF ACCOUNTING POLICIES

a.	BASIS OF PRESENTATION

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

Property and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful life of the assets. Buildings are depreciated over forty years, broadcasting equipment over a six-to-thirteen year life and furniture and fixtures generally over a five-year life. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. For property and equipment retired or sold, the gain or loss is classified in Other (expense) income, net in the accompanying Consolidated Statements of Operations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f.	INTANGIBLE ASSETS:

Intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). FCC licenses and goodwill acquired through acquisitions prior to July 1, 2001 have been amortized on a straight-line basis over lives ranging from 15 to 40 years. Non-competition agreements are amortized over the life of the agreement. No amortization expense has been recorded for intangible assets with indefinite lives, acquired after July 1, 2001, as defined by Statement of Financial Accounting Standards No. 142 (“SFAS 142”) (See Note 13). The Company will implement SFAS 142 beginning January 1, 2002 and will perform the first of the required impairment tests of goodwill and indefinite lived intangibles during the first six months of 2002.

g.	LONG-LIVED ASSETS:

Long-lived assets (including property, equipment, goodwill and other intangible assets) are evaluated periodically if events or circumstances indicate a possible inability to recover their carrying amount. Such evaluation is based on various analyses, including cash flows and profitability projections. If future expected undiscounted cash flows are insufficient to recover the carrying amounts of the asset, then an impairment loss is recognized based upon the excess of the carrying value of the asset over the anticipated cash flows on a discounted basis (See Note 13).

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

Barter Transactions

Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $3.7 million, $3.2 million, and $2.2 million and barter expense was approximately $3.7 million, $3.1 million, and $2.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

Time Brokerage Agreements

At December 31, 2001, the Company operated two stations under the terms of time brokerage agreements (hereafter referred to as “TBAs”). Revenues and expenses related to such stations are included in operations since the effective dates of the TBAs. Fees paid and received under such TBAs are included in Other (expense) income, net in the accompanying Consolidated Statements of Operations.

k.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

Short-Term Instruments

Due to their short-term maturity, the carrying amount of accounts receivable, accounts payable and accrued expenses approximated their fair value at December 31, 2001 and 2000.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 2001 and 2000.

l.	INCOME TAXES:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

m.	ADVERTISING AND PROMOTION COSTS:

Costs of media advertising and associated production costs are expensed the first time the advertising takes place.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     ACQUISITIONS AND DISPOSITIONS

Subsequent Disposition

On March 12, 2002, the Company completed the disposition of substantially all the operating assets of WGNA-AM, serving the Albany, New York market, for $2.0 million in cash to ABC, Inc. On February 15, 2002, ABC, Inc. began providing programming and other services to the station under a time brokerage agreement. The Company anticipates recognizing a gain on the sale of approximately $0.5 million.

Pending Acquisitions

On July 27, 2001, the Company entered into an agreement, as amended, to acquire by merger with The Frankenmuth Radio Co., Inc. WZRZ-FM serving the Flint, Michigan market for approximately $2.0 million, consisting of approximately $0.6 million in cash and 208,905 shares of our common stock, valued at approximately $1.4 million. The Company placed in escrow $125,000 to secure its obligations under this agreement. The Federal Communications Commission has approved the assignment of the station licenses, and the closing of this acquisition is anticipated in 2003. On January 1, 2002, Regent began providing programming and other services to the station under a time brokerage agreement.

Also on July 27, 2001, the Company entered into an agreement, as amended, to purchase the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million in cash. The Company placed in escrow $250,000 to secure its obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002 the Company purchased the option to buy WFGR-FM from Connoisseur Communications of Flint, L.L.P. for approximately $1.1 million, paid by the issuance of 174,917 shares of Regent common stock. The Federal Communications Commission has approved the assignment of the station licenses of WFGR-FM, and the closing of this acquisition is anticipated in 2003. On January 1, 2002 Regent began providing programming and other services to the station under a time brokerage agreement.

On November 15, 2001, Regent entered into an agreement with Covenant Communications Corporation to acquire substantially all of the assets of WRXF-FM and WLSP-AM, serving the Flint, Michigan market, for $1.3 million in cash. The Company placed in escrow $65,000 to secure its obligations under this agreement. Applications seeking approval from the Federal Communications Commission for the transfer of the station licenses are currently pending. On December 3, 2001 Regent began providing programming and other services to the stations under a time brokerage agreement.

2001 Acquisitions and Dispositions

On May 9, 2001, the Company completed the acquisition by merger with StarCom, Inc. of one AM and two FM radio stations (KXSS-AM, KKSR-FM and KLZZ-FM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash. Concurrent with the purchase, the Company entered into a $500,000 non-compete agreement with a former shareholder of StarCom, Inc., to be paid ratably over a five-year period. The

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase was funded from borrowings under Regent’s bank credit facility. Prior to the closing of the purchase, the Company provided programming and other services to the stations under a time brokerage agreement, which began in July 2000. The Company has allocated approximately $4.9 million of the purchase price to FCC licenses and approximately $0.1 million to fixed assets.

On June 1, 2001, the Company completed the sale of substantially all the assets of its three radio stations serving the Palmdale, California market (KTPI-FM, KAVC-AM and KOSS-FM) to Concord Media Group, Inc. for approximately $13.5 million in cash. The Company recognized a pre-tax gain of approximately $4.4 million on the sale.

On August 29, 2001, the Company completed an acquisition from Two Petaz, Inc.; WFYR, Inc.; Winston Communications, Inc. of Illinois; and the Cromwell Group, Inc., of (i) substantially all the assets of radio stations WGLO-FM, WPPY-FM, WRVP-FM and WVEL-AM, serving the Peoria, Illinois market, for a purchase price of approximately $14.0 million in cash and (ii) substantially all the assets of radio stations WFYR-FM and WIXO-FM, also serving the Peoria market, in exchange for 786,141 shares of Regent common stock, valued at approximately $6.0 million. Prior to the closing of the purchase, the Company provided programming and other services to the stations under time brokerage agreements, which began in May 2001. The Company has preliminarily allocated approximately $18.4 million of the purchase price to FCC licenses, $10,000 to non-compete agreements and approximately $1.6 million to fixed assets, pending a final independent appraisal.

On October 15, 2001, the Company completed the acquisition of substantially all of the assets of WQHZ-FM (formerly WJET-FM), serving the Erie, Pennsylvania market, from NextMedia Group II, Inc. for $4.9 million in cash. The Company has allocated substantially all of the purchase price to FCC licenses.

On December 8, 2001 the Company completed the acquisition of substantially all of the assets of seven radio stations serving the Lafayette, Louisiana market (KMDL-FM, KRKA-FM, KFTE-FM, KTYD-FM, KPEL-FM, KPEL-AM and KROF-AM) from ComCorp of Lafayette, Inc. and its affiliates for approximately $38.1 million in cash and 215,828 shares of Regent common stock, valued at approximately $1.5 million. The Company has preliminarily allocated approximately $35.7 million of the purchase price to FCC licenses and approximately $3.9 million to fixed assets, pending a final independent appraisal.

2000 Acquisitions and Dispositions

On January 28, 2000, Regent purchased the FCC licenses and related assets used in the operations of radio stations WODZ-FM, WLZW-FM, WFRG-FM, WIBX-AM and WRUN-AM in Utica-Rome, New York and WCIZ-FM, WFRY-FM, WTNY-AM and WNER-AM in Watertown, New York for approximately $43.8 million in cash and 100,000 shares of Regent’s common stock. Approximately $40.9 million of the total purchase price was allocated to the FCC licenses and goodwill and the remaining $3.8 million was allocated to property and equipment.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2000, Regent purchased the FCC licenses and related assets used in the operations of radio stations KLAQ-FM, KSII-FM and KROD-AM in El Paso, Texas for approximately $23.5 million in cash. Approximately $21.8 million of the purchase price was allocated to the FCC licenses and goodwill and the remaining $1.7 million of the purchase price was allocated to property and equipment.

On August 24, 2000, Regent completed an exchange agreement entered into with Clear Channel Broadcasting, Inc, Capstar Radio Operating Company and their affiliates (the “Clear Channel transaction”). Under the agreement, Regent exchanged its eight stations serving the Mansfield, Ohio (2 FM/1 AM) and Victorville, California (3 FM/2 AM) markets plus approximately $80.5 million in cash for ten stations serving the Grand Rapids, Michigan (3 FM/1 AM) and Albany, New York (4 FM/2 AM) markets. Approximately $110.1 million of the purchase price was allocated to FCC licenses and goodwill and the remaining $5.2 million of the purchase price was allocated to property and equipment. As a result of this transaction, Regent recognized a gain on this exchange of approximately $17.8 million which is reflected in the accompanying Consolidated Statements of Operations for the year ended December 31, 2000.

On September 29, 2000, Regent acquired radio station KZAP-FM in Chico, California, by acquiring the stock of KZAP, Inc. in exchange for 233,333 shares of Regent’s common stock with a market value of approximately $2.7 million at March 29, 2000, the date of Regent’s agreement to acquire the station. Approximately $2.4 million of the purchase price was allocated to the FCC licenses and the remaining $0.3 million of the purchase price was allocated to property and equipment. Regent provided programming and other services to KZAP-FM under a time brokerage agreement from December 1, 1999 until the acquisition was completed on September 29, 2000.

Also on September 29, 2000, Regent completed the sale of radio stations KZGL-FM, KVNA-AM and KVNA-FM in Flagstaff, Arizona to Yavapai Broadcasting Corporation for approximately $2.0 million in cash. Regent recognized a note receivable for the purchase price at September 30, 2000, which was collected on October 5, 2000. Yavapai had previously been operating the Flagstaff stations under a time brokerage agreement since May 1, 2000.

1999 Acquisitions and Dispositions

On March 1, 1999, the Company sold the FCC licenses and related assets used in the operations of WSSP-FM in Charleston, South Carolina for approximately $1.6 million in cash. The Company had previously issued a note for $1.5 million to a third party, which was collateralized by the assets of the station. Upon consummation of the sale, the note was repaid. The sale resulted in a $100,000 gain to the Company which has been included in gain (loss) on exchange/sale of radio station in the accompanying Consolidated Statements of Operations for the year ended December 31, 1999.

On May 6, 1999, the Company consummated the acquisition of the FCC licenses and related assets of WJON-AM, WWJO-FM and KMXK-FM in St. Cloud, Minnesota (the “St. Cloud Stations”) for approximately $12.7 million in cash. The purchase was financed by approximately $5.1 million in proceeds from the issuance of Series F convertible preferred stock and borrowings under the Company’s old credit facility. Approximately

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$9.1 million of the purchase price was allocated to FCC licenses and goodwill, and the remaining $3.6 million was allocated to property and equipment.

On August 1, 1999, the Company sold the FCC licenses and related assets used in the operations of KCBQ-AM in San Diego, California for approximately $6.0 million in cash.

On September 1, 1999, the Company purchased the FCC licenses and related assets used in the operations of radio stations WXKC-FM and WRIE-AM licensed to Erie, Pennsylvania and WXTA-FM licensed to Edinboro, Pennsylvania for approximately $13.5 million in cash. The purchase was financed by approximately $6.3 million in proceeds from the issuance of Series H convertible preferred stock and borrowings under the Company’s old credit facility. Approximately $12.4 million of the purchase price was allocated to FCC licenses and goodwill, and the remaining $1.1 million was allocated to property and equipment and to a non-compete agreement.

On October 15, 1999, the Company consummated the sale of the FCC licenses and related assets of KFLG-AM, KFLG-FM, KAAA-AM and KZZZ-FM in Kingman, Arizona for approximately $5.4 million in cash.

On November 5, 1999, the Company sold the FCC licenses and related assets used in the operations of radio stations KRLT-FM and KOWL-AM in Lake Tahoe, California for approximately $1.2 million in cash.

The assets of the Company’s radio stations in Flagstaff, Arizona were sold to Yavapai Broadcasting Corporation in the third quarter of 1999. The Company recorded a loss of approximately $600,000 in the accompanying Consolidated Statements of Operations in 1999 as a gain (loss) on exchange/sale of radio stations.

The Company accounted for all of its 2001, 2000 and 1999 acquisitions using the purchase method of accounting. The Company allocated the aggregate purchase price from all acquisitions in 2001 and 2000 as follows (in thousands):

	2001	2000

Property and equipment	$5,586	$11,105
FCC licenses	63,863	173,474
Non-competition agreements	510	2,686

	$69,959	$187,265

The fair values of the significant assets acquired were or will be determined by an independent valuation. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements since the respective dates of acquisition.

The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of the stations acquired in 2001 and 2000, but exclude the operations of stations disposed of and smaller acquisitions that are not material to the results of Regent, as though the acquisitions and dispositions of these operations had occurred on January 1, 2000.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	PRO FORMA (UNAUDITED)
	(In thousands)

	2001	2000

Net broadcast revenues	$61,043	$60,616
Net loss before extraordinary items	(3,469)	(2,618)
Net loss	(3,469)	(3,732)
Net loss per common share before extraordinary items:
Basic and diluted	$(0.10)	$(0.07)
Net loss per common share:
Basic and diluted	$(0.10)	$(0.10)

These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates nor is it indicative of future results of operations.

3.     INITIAL PUBLIC OFFERING OF COMMON STOCK

On January 28, 2000, Regent consummated an initial public offering (the “IPO”) of 16,000,000 shares of its common stock at an initial offering price of $8.50 per share. On February 7, 2000, the underwriters purchased an additional 2,400,000 shares of Regent’s common stock upon exercise of their over-allotment option. Regent received total proceeds from the completion of the offering, net of underwriter discounts, commissions and expenses related to the offering of $143.8 million. Of these proceeds, Regent used: $67.3 million to fund the acquisitions of stations in Utica-Rome, and Watertown, New York and in El Paso, Texas; $27.1 million to pay in full the amounts borrowed, including accrued interest and related fees, under its prior bank credit facility and fees related to its new bank credit facility; $7.3 million to pay or reserve for payment accumulated, unpaid dividends on all series of convertible preferred stock converted into common stock; $5.9 million to redeem all outstanding shares of its Series B convertible preferred stock, including accumulated unpaid dividends; and $1.5 million to repurchase shares of its common stock from an affiliate of one of the underwriters in order to comply with rules of the National Association of Securities Dealers, Inc. Regent used the balance of the proceeds for working capital needs and the Clear Channel transaction.

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

4.     LONG-TERM DEBT

Long-term debt consists of the following as of December 31 (in thousands):

	2001	2000

Senior reducing revolving credit facility	$86,569	$44,500
Subordinated promissory note	510	570

	87,079	45,070
Less: current portion of long-term debt	(60)	(60)

	$87,019	$45,010

Based upon our outstanding borrowings under the credit facility at December 31, 2001, and the balance of our subordinated promissory note, the payments detailed below would be required to maintain compliance with the maximum borrowings allowed under our credit facility over the next five years (in thousands):

2002	$60
2003	60
2004	24,129
2005	25,330
2006	37,500
Thereafter	—

$87,079

Senior Reducing Revolving Credit Facility

On January 27, 2000, Regent Broadcasting, Inc., a wholly-owned subsidiary of Regent Communications, Inc., as the borrower, entered into a credit agreement (the “credit facility”) with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125.0 million (including a commitment to issue letters of credit of up to $25.0 million in aggregate face amount, subject to the maximum revolving commitment available) and an additional revolving loan facility with a maximum aggregate amount of $50.0 million available, subject to the terms of the credit agreement, which would convert, after two years, to a term loan maturing December 31, 2006. This additional

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$50.0 million borrowing capacity expired unused on January 27, 2002. Regent incurred approximately $2.0 million in financing costs related to this credit facility, which are being amortized over the life of the agreement. The credit facility is available for working capital and acquisitions, including related acquisition expenses. At December 31, 2001 and 2000 there were borrowings of approximately $86.6 million and $44.5 million, respectively, outstanding under this facility and there was approximately $37.4 million and $80.5 million of available borrowings, respectively.

Under the credit facility, the Company is required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. During 2002, we believe that the financial leverage ratio covenant will be the most difficult to satisfy due to the inclusion of the results of operations for the third and fourth quarters of 2001 in such calculation. These results were severely negatively impacted by the September 11, 2001 attacks. Although our continued compliance with these financial covenants is subject to future operating results that we cannot predict with certainty, we have the ability to implement certain strategies to increase cash flow provided by operations or reduce cash flow used in investing and financing activities, if needed, to help mitigate this risk. Accordingly, Regent expects that it will meet all of the credit facility covenants during 2002, although there can be no assurances in this regard. Borrowings under the credit facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin which varies between 1.25% and 2.75% depending upon the Company’s financial leverage. Borrowings under the credit facility bore interest at an average rate of 3.37% and 8.05% as of December 31, 2001 and 2000, respectively. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. The Company’s indebtedness under this credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

Prior to the credit facility, the Company had an agreement with a group of lenders (“the old credit facility”) which provided for a senior reducing revolving credit facility with a commitment of up to $55.0 million expiring in March 2005. On January 28, 2000, Regent paid off the outstanding debt, accrued interest and related fees totaling approximately $25.1 million under the old credit facility. The pay-off was completed using proceeds from an initial public offering of Regent’s common stock, which was completed on January 28, 2000. This final paydown resulted in an extraordinary loss of approximately $1.1 million, net of income tax, from the write-off of deferred financing costs, which is included in the Consolidated Statements of Operations for the year ended December 31, 2000.

5.     CAPITAL STOCK, REDEEMABLE PREFERRED STOCK AND PREFERRED STOCK

In conjunction with the IPO, the Company redeemed 1,000,000 shares of its Series B convertible preferred stock, which constituted all outstanding shares of that series. Also in conjunction with the IPO, Regent required the conversion into common stock on a one-for-one basis of approximately 15,800,000 shares of convertible preferred stock in accordance with the terms of the preferred stock. These shares represented the balance of Regent’s outstanding shares of convertible preferred stock. Additionally, “put” rights associated with common stock purchase warrants issued in connection with the issuance of Regent’s Series B and Series F convertible preferred stock were terminated.

The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued at December 31,

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2001 or 2000. Of the authorized but unissued preferred stock, 620,000 shares were previously designated as Series A convertible preferred stock (“Series A”), 1,000,000 shares as series B senior convertible preferred stock (“Series B”), 4,000,000 shares as Series C convertible preferred stock (“Series C”), 1,000,000 shares as Series D convertible preferred stock (“Series D”), 5,000,000 shares as Series E convertible preferred stock (“Series E”), 4,100,000 shares as series F convertible preferred stock (“Series F”), 1,800,000 shares as Series G convertible preferred stock (“Series G”), 2,200,000 shares as series H convertible preferred stock (“Series H”) and 4,100,000 shares of Series K convertible preferred stock (“Series K”). 16,180,000 shares of the Company’s preferred stock have no previous series or designation.

On March 20, 2001, the Company issued 37,230 shares of Regent common stock to River Cities Capital Fund Limited Partnership upon the exercise in full, on a cashless “net issue” basis, of outstanding warrants which provided for the purchase of a total of 100,000 shares of our common stock at $5.00 per share. These warrants had been issued in 1998 in connection with the issuance of Series B and F convertible preferred stock, which converted to our common stock in January 2000. The remaining warrants, previously issued in connection with the Series A, B, and F convertible preferred stock, entitling the holders to purchase a total of 790,000 shares of Regent’s common stock at $5.00 per share with a five year expiration, remain outstanding.

On March 26, 2001, Regent issued 22,825 shares of its common stock valued at approximately $7.469 per share as a stock bonus to certain corporate employees.

On August 29, 2001, the Company issued 786,141 shares of Regent common stock to a stockholder of the selling corporations in connection with the acquisition of six radio stations in Peoria, Illinois.

On November 26, 2001, Regent issued 900,000 shares of its common stock at a price of $5.75 per share in a private placement offering to qualified investors. 200,000 of the shares, sold to a venture capital fund related to one of the Company’s independent directors, and the associated cash proceeds, were held in escrow until February 2002, pending confirmation from Nasdaq that stockholder approval would not be required for such sale.

On December 4, 2001, options to purchase 19,623 shares of Regent common stock were exercised by four former directors of Faircom, Inc. at a price of $1.2057 per share. The options were issued under the Regent Communications, Inc. Faircom Conversion Stock Option Plan, which provided substitute options for those granted under the Faircom Inc. Stock Option Plan prior to the Company’s merger with Faircom Inc.

On December 8, 2001, the Company issued 215,828 shares of its common stock to the selling corporation in connection with the acquisition of seven radio stations in Lafayette, Louisiana.

At various times throughout the 2001 year, three employees exercised a total of 2,500 stock options in exchange for shares of Regent common stock at exercise prices between $5.00 and $5.50 per share.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 29, 2000 Regent issued 233,333 shares of its common stock to a principal of the seller in conjunction with the acquisition of radio station KZAP-FM in Chico, California. The total value of the acquisition was approximately $2.7 million.

Based on the approval by Regent’s Board of Directors of a program to buyback up to $10.0 million of its common stock, during the third quarter of 2000, Regent began buying back shares of its common stock at certain market price levels. Regent acquired a total of 1,088,600 shares of its common stock for an aggregate purchase price of approximately $5.6 million in 2000. No shares were repurchased during 2001. In 2001, Regent reissued 55,579 shares of treasury stock previously acquired as an employer match to employee contributions under the Company’s 401(k) plan.

In connection with the IPO, the Company converted the remaining shares of Series C and E convertible preferred stock into common stock on a one-for-one basis. The Company recognized approximately $27.2 million of preferred stock dividends and accretion from January 1, 2000 through the date of the IPO.

6.     STOCK-BASED COMPENSATION PLANS

1998 Management Stock Option Plan

The Regent Communications, Inc. 1998 Management Stock Option Plan, as amended (the “1998 Stock Option Plan”) provides for the issuance of up to an aggregate of 4,000,000 common shares in connection with the issuance of incentive stock options (“ISO’s”) and non-qualified stock options (“NQSO’s”). The Compensation Committee of the Company’s Board of Directors determines eligibility. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date and in the case of ISO’s granted to a 10% owner (as defined), the exercise price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 1998 Stock Option Plan, the options expire no later than ten years from the date of grant in the case of ISO’s (five years in the case of ISO’s granted to a 10% owner), no later than ten years and one day in the case of NQSO’s, or earlier in either case in the event a participant ceases to be an employee of the Company. The ISO’s vest ratably over a five-year period and the NQSO’s vest ratably over periods ranging from three to ten years.

Upon consummation of the Faircom merger, the Board of Directors of the Company adopted the Regent Communications, Inc. Faircom Conversion Stock Option Plan (“Conversion Stock Option Plan”) which applies to those individuals previously participating in the Faircom Inc. Stock Option Plan (“Faircom Plan”). In exchange for

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

relinquishing their options under the Faircom Plan, five former officers and members of Faircom’s Board of Directors were given, in total, the right to acquire 274,045 shares of the Company’s common stock at exercise prices ranging from $0.89 to $3.73 per share and expiring from May 11, 1999 to July 1, 2002 (the “Converted Options”).

2001 Directors’ Stock Option Plan

The Regent Communications, Inc. 2001 Directors’ Stock Option Plan (the “2001 Directors’ Option Plan”) provides for the issuance of up to an aggregate of 500,000 common shares in connection with the issuance of NQSO’s. Grants in the amount of 10,000 shares are awarded initially to each new outside Director at the date of his first attendance at a meeting of the Board of Directors, and thereafter, on each one year anniversary date of the first attendance at a meeting of the Board of Directors, each outside Director will be automatically granted a further option to purchase 5,000 shares. The exercise price of the options is to be equal to the fair market value of the underlying common stock at the date of grant. Under the terms of the 2001 Directors’ Option Plan, the options are exercisable six months from the date of grant and expire ten years from the date of grant.

The Company applies the provisions of APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), in accounting for the 1998 Stock Option Plan and the 2001 Directors’ Option Plan. Under APB 25, no compensation expense is recognized for options granted to employees or Directors at exercise prices that are equal to or greater than the fair market value of the underlying common stock at the grant date. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income (loss) and net income (loss) per common share as if compensation costs for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. Such pro forma information is as follows for the years ended December 31: (In thousands, except per share amounts)

	(unaudited)

Net (loss) income:	2001	2000	1999

As reported	$(1,713)	$13,852	$(6,771)
Pro forma compensation expense, net of tax benefit	(1,409)	(720)	(544)

Pro forma	$(3,122)	$13,132	$(7,315)

Pro forma applicable to common shares	$(3,122)	$(14,108)	$(29,741)

Basic and diluted net loss per common share:
As reported	$(0.05)	$(0.42)	$(121.65)
Pro forma	$(0.09)	$(0.44)	$(123.92)

The weighted-average fair value per share for options granted under the 1998 Stock Option Plan and 2001 Directors’ Option Plan was $4.10, $3.42 and $2.88 for ISO’s in 2001, 2000 and 1999, respectively, and $4.12, $3.71 and $2.69 for NQSO’s in 2001, 2000 and 1999, respectively. The weighted-average fair value for options granted under the Conversion Stock Option Plan was approximately $230,000 and such amount was

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized at the time of conversion since the Converted Options are fully vested. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001		2000		1999

	ISOs	NQSOs	ISOs	NQSOs	ISOs	NQSOs

Dividends	None	None	None	None	None	None
Volatility	55.1%	55.1%	36.0%	36.0%	35.0%	35.0%
Risk-free interest rate	5.11%	5.12%	6.51%	6.88%	5.56%	5.58%
Expected term	5 years	5 years	5 years	5 years	10 years	5 years

Presented below is a summary of the status of outstanding Company stock options issued to employees and Directors:

		WEIGHTED AVERAGE
	SHARES	EXERCISE PRICE

Company options held by employees
At December 31, 1998	1,595,533	$4.61
Granted	317,678	$5.05
Exercised	(62,713)	$2.73
Forfeited/expired	(10,000)	$2.73
Company options held by employees
At December 31, 1999	1,840,498	$4.76
Granted	179,500	$7.23
Exercised	(34,095)	$1.11
Forfeited/expired	(7,500)	$6.56
Company options held by employees
At December 31, 2000	1,978,403	$5.04
Granted	672,750	$7.73
Exercised	(28,468)	$1.65
Forfeited/expired	(13,000)	$5.25

Company options held by employees
At December 31, 2001	2,609,685	$5.77

The following table summarizes the status of Company options outstanding and exercisable at December 31, 2001 under the 1998 Stock Option Plan, the Conversion Stock Option Plan, and the 2001 Directors’ Option Plan:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
		CONTRACTUAL	EXERCISE		EXERCISE
EXERCISE PRICE	SHARES	LIFE (YEARS)	PRICE	SHARES	PRICE

$6.39-$7.83	836,750	9.3	$7.65	217,800	$7.70
$5.00-$5.50	1,621,666	6.7	$5.01	1,162,907	$5.01
$0.88-$3.73	151,269	0.5	$3.53	151,269	$3.53

	2,609,685			1,531,976

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the options outstanding at December 31, 2001, it is anticipated that no more than approximately 1,231,666 will be treated as NQSO’s and at least 1,378,029 will be treated as ISO’s.

There were options exercisable into common stock of 1,531,976, 808,884, and 331,163 shares at weighted average exercise prices of $5.24, $5.18 and $5.00 per share at December 31, 2001, 2000, and 1999, respectively.

As of December 31, 2001, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 2,303,416 shares of the Company’s common stock. Stock options granted under the Conversion Stock Option Plan entitle the holders to purchase 151,269 shares of the Company’s common stock and stock options granted under the 2001 Directors’ Option Plan entitle the holders to purchase 155,000 shares of the Company’s common stock.

7.     EARNINGS PER SHARE

Statement of Financial Accounting Standards No. 128 (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The effects of the assumed exercise of 2,609,685 outstanding options and 790,000 warrants to purchase shares of common stock are excluded from the calculations of diluted net loss per share at December 31, 2001, as their effect was anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (In thousands except per share data):

	YEAR ENDED DECEMBER 31,

	2001	2000	1999

Net (loss) income before extraordinary items	$(1,713)	$14,966	$(6,300)
Extraordinary loss	—	(1,114)	(471)

Net (loss) income	$(1,713)	$13,852	$(6,771)

(Loss) income applicable to common shares:
Net (loss) income	$(1,713)	$13,852	$(6,771)
Preferred stock dividend requirements	—	(629)	(5,205)
Preferred stock accretion	—	(26,611)	(17,221)

Loss applicable to common shares	$(1,713)	$(13,388)	$(29,197)

Weighted average shares	34,218	31,715	240
Net loss per common share:
Basic and diluted:
Net loss before extraordinary items	$(0.05)	$(0.39)	$(119.69)
Extraordinary loss	—	(0.03)	(1.96)

Net loss	$(0.05)	$(0.42)	$(121.65)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.     INCOME TAXES

The Company’s income tax benefit consists of the following for the years ended December 31 (in thousands):

	2001	2000	1999

Current federal	$47	$—	$—
Current state	135	—	—

Total current	$182	$—	$—

Deferred federal	$(640)	$—	$—
Deferred state	(207)	—	—

Total deferred	$(847)	$—	$—

Income tax
benefit	$(665)	$—	$—

Net income tax
benefit	$(665)	$—	$—

The components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$10,374	$11,083
Miscellaneous accruals and credits	200	300
Accounts receivable reserve	273	200

Total deferred tax assets	10,847	11,583

Deferred tax liabilities:
Property and equipment	(2,059)	(300)
Intangible assets	(13,658)	(15,600)

Total deferred tax liabilities	(15,717)	(15,900)

Valuation allowance	-0-	-0-

Net deferred tax liabilities	$(4,870)	$(4,317)

The Company has cumulative federal and state tax loss carryforwards of approximately $40.0 million at December 31, 2001. These loss carryforwards will expire in years 2002 through 2021. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provided under the provisions of Internal Revenue Code Section 382.

In 2000, Regent recognized a gain of approximately $17.8 million on the asset exchange from the Clear Channel transaction. For tax purposes this transaction was treated as a like-kind exchange resulting in a deferred tax liability pursuant to the provisions of the Internal Revenue Code section 1031, of approximately $6.3 million. In arriving at the determination as to the amount of the valuation allowance required for the years ended December 31, 2001 and 2000, the Company considered the impact of deferred tax liabilities resulting from purchase transactions, statutory restrictions on the use of operating losses, and a tax planning strategy available to the Company. Consequently, the Company determined that no valuation allowance was required for the years ended December 31, 2001 and 2000. During the year 2000, the Company released the entire valuation allowance. As a result of these events, no income tax expense was recorded in 2000. On a quarterly basis, management will assess whether it remains more likely than not that the deferred tax asset will be realized (See Note 13).

The Company realized an income tax benefit from the exercise of certain stock options in 2000 of $83,000. This benefit resulted in an increase in the deferred tax asset and an increase in paid in capital.

The difference between the Company’s effective tax rate on income (loss) before income taxes and the federal statutory tax rate arise from the following:

	2001	2000	1999

Federal tax expense at statutory rate	(34.0)%	34.0%	(34.0)%
Amortization of intangibles and other non-deductible expenses	5.8	1.0	9.0
(Decrease) increase of valuation allowance	0.0	(38.0)	31.0
State tax, net of federal tax benefit	(2.7)	3.0	(6.0)
Other	3.0	0.0	0.0

Effective tax rate	(27.9)%	0%	0%

9.     SAVINGS PLANS

The Company sponsors defined contribution plans covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan.

In the third quarter of 2000, the Company added a matching feature to its contribution plan, in which the Company will match participant contributions in the form of employer stock. The matching formula is 50 cents for every dollar contributed up to the first 6% of compensation. Company matched contributions vest to the employees over a three-year

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period after one year of service. Contribution expense was approximately $307,000 and $69,000 in 2001 and 2000, respectively. The Company did not make any contributions to the defined contribution plan during the year ended December 31, 1999.

10.     OTHER FINANCIAL INFORMATION

Property and Equipment:

Property and equipment consists of the following as of December 31 (in thousands):

	2001	2000

Equipment	$27,765	$22,340
Furniture and fixtures	1,271	1,195
Building and improvements	4,744	3,562
Land	3,139	2,273

	36,919	29,370
Less accumulated depreciation	(11,102)	(8,654)

Net property and equipment	$25,817	$20,716

Depreciation expense was approximately $2.9 million, $2.2 million, and $1.4 million for the years ended December 31, 2001, 2000 and 1999.

Intangible Assets:

Intangible assets consists of the following as of December 31 (in thousands):

	2001	2000

FCC broadcast licenses	$269,370	$213,346
Goodwill and other intangible assets	14,779	12,612

	284,149	225,958
Less accumulated amortization	(17,729)	(8,061)

Net intangible assets	$266,420	$217,897

Amortization expense was approximately $10.5 million, $6.4 million, and $2.0 million for the years ended December 31, 2001, 2000 and 1999.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Current Liabilities:

Other current liabilities consist of the following as of December 31 (in thousands):

	2001	2000

Balance Sheet:
Accrued interest	$351	$457
Current portion of long-term debt	60	60
Accrued professional fees	336	405
Accrued non-compete payments	400	—
Due to seller for collection of receivables	361	—
Accrued other	1,502	1,376

	$3,010	$2,298

11.     COMMITMENTS AND CONTINGENCIES

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

The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options and/or escalating rent provisions. Total rental expenses were approximately $1,246,000, $801,000 and $594,000 in 2001, 2000 and 1999, respectively.

At December 31, 2001, the total minimum annual rental commitments under noncancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2002	$1,221	$48
2003	1,116	40
2004	964	30
2005	892	6
2006	874	—
Thereafter	5,477	—

Total minimum payments	$10,544	$124

Amount representing interest		12

Present value of net minimum lease payments		$112

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

All adjustments necessary for a fair statement of income for each period have been included (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	ended	ended	ended	ended	Total
	Mar. 31	June 30	Sept. 30	Dec. 31	Year

2001
Net broadcasting revenues	$11,334	$14,658	$14,029	$13,724	$53,745
Operating (loss) income	(1,785)	262	(429)	(1,126)	(3,078)
NET (LOSS) INCOME:	(1,008)	2,498	(992)	(2,211)	(1,713)
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE(1)(3):
Net (loss) income per common share	$(0.03)	$0.07	$(0.03)	$(0.06)	$(0.05)
2000
Net broadcasting revenues	$7,477	$10,661	$11,691	$14,278	$44,107
Operating (loss) income	(687)	728	526	264	831
Extraordinary loss, net of taxes	(1,114)	—	—	—	(1,114)
NET (LOSS) INCOME	(3,789)	966	17,979	(1,304)	13,852
NET (LOSS) INCOME APPLICABLE TO COMMON SHARES:
Net (loss) income	(3,789)	966	17,979	(1,304)	13,852
Preferred stock dividend and accretion requirements	(27,240)	—	—	—	(27,240)

(Loss) income applicable to common shares	(31,029)	966	17,979	(1,304)	(13,388)
BASIC NET (LOSS) INCOME PER PER COMMON SHARE(3):
Before extraordinary item	$(1.24)	$0.03	$0.52	$(0.04)	$(0.39)
Extraordinary item	$(0.05)	$—	$—	$—	$(0.03)

Net (loss) income per common share	$(1.29)	$0.03	$0.52	$(0.04)	$(0.42)
DILUTED NET (LOSS) INCOME PER COMMON SHARE(2)(3):
Before extraordinary loss	$(1.24)	$0.03	$0.51	$(0.04)	$(0.39)
Extraordinary loss	$(0.05)	$—	$—	$—	$(0.03)

Net income (loss) per common share	$(1.29)	$0.03	$0.51	$(0.04)	$(0.42)

(1)	Despite net income in the second quarter of 2001, net income per common share was the same for both the basic and diluted calculation.

(2)	The diluted calculation is shown, as the effect of the exercise of common stock equivalents was dilutive in the second and third quarters.

(3)	The sum of the quarterly net loss (income) per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Furthermore, future operating losses relating to discontinued operations can no longer be recorded before they occur. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The statement is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting SFAS 144.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” that addresses the recognition of asset retirement obligations. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The statement is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting SFAS 143.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141, which became effective on July 1, 2001, eliminated the use of pooling of interests for all business combinations initiated after June 29, 2001 and also established specific criteria for the recognition of intangible assets separate from goodwill. As Regent has historically reflected acquisitions using the purchase method, SFAS 141 will not have a significant impact on the Company. SFAS 142 requires that a company no longer amortize the goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. SFAS 142 must be adopted in the first quarter of the first fiscal year beginning after December 15, 2001. The Company will adopt SFAS 142 on January 1, 2002. The Company is currently evaluating the full impact that SFAS 141 and SFAS 142 will have on its consolidated financial statements, and believes that SFAS 142 could have a material impact on its financial statements as amortization of goodwill and certain other intangible assets represents a significant expense for the Company. Amortization expense related to goodwill and indefinite-lived intangibles was approximately $10.5 million, $6.4 million, and $2.0 million, respectively, for the years ended December 31, 2001, 2000 and 1999. In addition, upon adoption, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangibles and have not yet determined what the effect of these tests will be on the Company’s financial position or results of operations.

When amortization of Regent’s indefinite lived assets ceases on January 1, 2002 due to the adoption of SFAS No. 142, the reversal of deferred tax liabilities relating to those intangible assets will no longer be assured within the Company’s net operating loss carryforward period. Regent is in the process of assessing the effects of this pronouncement on the realizability of its deferred tax assets, and a valuation allowance could be required. The Company has not yet determined the magnitude of this adjustment.

REGENT COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS

	BALANCE AT	CHARGED TO	CHARGED TO			BALANCE AT
	BEGINNING	COSTS AND	OTHER			THE END
	OF PERIOD	EXPENSES	ACCOUNTS	DEDUCTIONS(1)		OF PERIOD

Allowance for doubtful accounts:
Years ended December 31,
2001	$403	822	—	506		$719
2000	$231	725	—	553		$403
1999	$268	390	—	427		$231
Deferred tax asset valuation allowance:
Years ended December 31,
2001	$—	—	—	—		$—
2000	$9,300	—	—	($9,300	)(2)	$—
1999	$4,248	—	5,052	—		$9,300

(1)	Represents accounts written off to the reserve.
(2)	See Note 8 in the Notes to Consolidated Financial Statements.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

     Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Section 16 (a) Beneficial Ownership Reporting Compliance”, “Election of Directors” and “Executive Officers,” to be filed in April 2002 in connection with the 2002 Annual Meeting of Stockholders presently scheduled to be held on May 16, 2002.

ITEM 11.     EXECUTIVE COMPENSATION.

     The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement to be filed in April 2002 in connection with the 2002 Annual Meeting of Stockholders, presently scheduled to be held on May 16, 2002, and specifically from the portion thereof captioned “Executive Compensation,” except that the information required by Item 402(k) of Regulation S-K which appears within such caption under the sub-heading “Compensation Committee Report” is specifically not incorporated by reference into this Form 10-K or into any other filing by Regent under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management,” to be filed in April 2002 in connection with the 2002 Annual Meeting of Stockholders presently scheduled to be held on May 16, 2002.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Certain Relationships and Related Transactions,” to be filed in April 2002 in connection with the 2002 Annual Meeting of Stockholders presently scheduled to be held on May 16, 2002.

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

     On November 21, 2001, we filed a Form 8-K. This Form 8-K was filed to announce the sale of 900,000 shares of Regent Communications, Inc. common stock in a private placement offering.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Regent Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT COMMUNICATIONS, INC.
Date: March 18, 2002	By:	/s/ TERRY S. JACOBS

Terry S. Jacobs, Chairman of the Board,
Chief Executive Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY S. JACOBS	Chairman of the Board, Chief	March 18, 2002
Executive Officer, Treasurer and
Terry S. Jacobs	Director (Principal Executive Officer)

/s/ WILLIAM L. STAKELIN	President, Chief Operating Officer,	March 18, 2002
Secretary and Director
William L. Stakelin

/s/ ANTHONY A. VASCONCELLOS	Senior Vice President and Chief	March 18, 2002
Financial Officer (Principal Financial
Anthony A. Vasconcellos	and Principal Accounting Officer)

/s/ JOEL M. FAIRMAN	Director	March 18, 2002

Joel M. Fairman

/s/ KENNETH J. HANAU	Director	March 18, 2002

Kenneth J. Hanau

/s/ WILLIAM H. INGRAM	Director	March 18, 2002

William H. Ingram

/s/ R. GLEN MAYFIELD	Director	March 18, 2002

R. Glen Mayfield

/s/ RICHARD H. PATTERSON	Director	March 18, 2002

Richard H. Patterson

/s/ WILLIAM P. SUTTER, JR	Director	March 18, 2002

William P. Sutter, Jr.

/s/ JOHN H. WYANT	Director	March 18, 2002

John H. Wyant

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
Licensee of Mansfield, Inc. (previously filed as Exhibit 2(c) to the
Registrant's Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

2(d)*	Agreement of Merger dated March 29, 2000 by and among Regent
Communications, Inc., Regent Broadcasting, Inc., KZAP, Inc. and Rob Cheal
(previously filed as Exhibit 2(h) to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

2(e)*	Asset Purchase Agreement dated March 29, 2000 by and between Yavapai
Broadcasting Corporation, Regent Broadcasting of Flagstaff, Inc. and
Regent Licensee of Flagstaff, Inc. (previously filed as Exhibit 2(i) to the Registrant's Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)

2(f)*	Asset Purchase Agreement made as of October 31, 2000 among Concord Media
Group of California, Inc., Regent Broadcasting of Palmdale, Inc. and
Regent Licensee of Palmdale, Inc. (previously filed as Exhibit 2(d) to the
Registrant's Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

2(g)*	Asset Purchase Agreement made December 28, 2000 among NextMedia Group
II, Inc., NextMedia Licensing, Inc., Regent Broadcasting of Erie, Inc. and
Regent Licensee of Erie, Inc. (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 2(g) to the
Registrant's 10-K for the year ended December 31, 2000 and incorporated herein by reference)

2(h)*	Agreement of Merger dated June 15, 2000 among StarCom. Inc, Dennis
Carpenter and Regent Broadcasting, Inc., as amended by an Amendment, dated as of July 27, 2000, to Agreement of Merger, and as further amended by a
Second Amendment, dated as of February 19, 2001, to Agreement of Merger
(excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 2(h) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference)

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
incorporated herein by reference)

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
amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the
Registrants Form S-1 Registration Statement No. 333-91703 filed December 29,
1999 and incorporated herein by this reference)

3(h)	Certificate of Amendment of Amended and Restated Certificate of
Incorporation of Regent Communications, Inc. filed with the Delaware
Secretary of State on March 13, 2002

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to the Amendment No. 1 to the Registrant's Form S-4
Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference)

3(j)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13,
1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the
Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29,
1999 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of January 27, 2000 among Regent Broadcasting,
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
as Exhibit 4(e) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

4(c)*	Amendment No. 2 and Consent, dated as of August 23, 2000, to the Credit
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
Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

10(a)*	Regent Communications, Inc. Faircom Conversion Stock Option Plan
(previously filed as Exhibit 10(f) to the Registrant's Form S-4
Registration Statement filed February 17, 1998 and incorporated herein by this reference)

10(b)*	Regent Communications, Inc. 1998 Management Stock Option Plan, as
amended through May 17, 2001 (previously filed as Exhibit 10(a) to the
Registrant's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10(c)*	Regent Communications, Inc. 2001 Directors' Stock Option Plan date May 17,
2000 (previously filed as Exhibit 10(b) to the Registrant's Form 10-Q for the quarter ended June 30, 2001 and incorporated here by this reference)

10(d)*	Employment Agreement between Regent Communications, Inc. and Terry S.
Jacobs (previously filed as Exhibit 10(b) to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by this reference)

10(e)*	Employment Agreement between Regent Communications, Inc. and William L.
Stakelin (previously filed as Exhibit 10(c) to the Registrant's Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by this reference)

10(f)*	Lease Agreement dated January 17, 1994 between CPX - Riverleft
Development Corporation and Regent Communications, Inc. (previously filed as Exhibit 10(z) to the Registrant's S-4 filed on February 17, 1998 and incorporated herein by this reference)

10(g)*	Stock Purchase Agreement dated June 15, 1998 among Regent
Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate
Development Associates V, L.C.C., WPG Corporate Development Associates
(Overseas) V, L.P., General Electric Capital Corporation, River Cities
Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(h)*	Registration Rights Agreement dated June 15, 1998 among Regent
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
separately in executed form) (previously filed as Exhibit 4(e) to the
Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(i)*	Warrant for the Purchase of 650,000 Shares of Common Stock issued by
Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated
June 15, 1998 (See Note 2 below) (previously filed as Exhibit 4(f) to the
Registrant's Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(j)*	Stock Purchase Agreement dated June 21, 1999 between Regent
Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H convertible preferred stock (See Note 3 below) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as
Exhibit 4(aa) to the Registrant's Form 10-Q for the quarter ended June 30,
1999 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10(k)*	Stock Purchase Agreement dated June 21, 1999, among Regent
Communications, Inc., WPG Corporate Development Associates V, L.L.C. and
WPG Corporate Development Associates V (Overseas), L.P. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent
Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(bb) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

10(l)*	Stock Purchase Agreement dated as of August 31, 1999 among Regent
Communications, Inc., The Roman Arch Fund L.P. and The Roman Arch Fund II
L.P. relating to the purchase of 109,091 and 72,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock
(excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(ee) to the Registrant's Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(m)*	First Amendment to Registration Rights Agreement dated as of August 31,
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
Financial, Inc., General Electric Capital Corporation, River Cities
Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin,
William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami
Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as
Exhibit 4(gg) to the Registrant's Form 10-Q for the quarter ended on
September 30, 1999 and incorporated herein by this reference)

10(n)*	Second Amendment to Registration Rights Agreement dated as of December
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
Partners VII, WPG Corporate Development Associates V, L.L.C., WPG
Corporate Development Associates V (Overseas) L.P., General Electric
Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The
Roman Arch Fund II L.P. and The Prudential Insurance Company of America
(previously filed as Exhibit 4(hh) to Amendment No. 1 to the Registrant's
Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

10(o)*	Third Amended and Restated Stockholders' Agreement dated as of December
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
Partners VII, WPG Corporate Development Associates V, L.L.C., WPG
Corporate Development Associates V (Overseas) L.P., General Electric
Capital Corporation, William H. Ingram, Joel M. Fairman, The Roman Arch
Fund L.P., The Roman Arch Fund II

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

L.P. and the Prudential Insurance Company of America (previously filed as Exhibit 4(ii) to Amendment No. 1 to the Registrant's Form
S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

10(p)*	Stock Purchase Agreement dated as of November 24, 1999, between Regent
Communications, Inc. and Blue Chip Capital Fund III Limited Partnership
(see Note 4 below) (previously filed as Exhibit (jj) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement filed December 29, 1999 and incorporated herein by this reference)

10(q)*	Registration Rights Agreement, dated as of August 28, 2001, between
Regent Communications, Inc. and Bayard H. Walters (previously filed as
Exhibit 10(a) to the Registrant's Form 10-Q for the quarter ended
September 30, 2001 and incorporated herein by this reference)

10(r)*	Third Amendment to Registration Rights Agreement, dated August 28, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(b) to the Registrant's Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by this reference)

10(s)*	Form of Stock Purchase Agreement dated as of November 26, 2001 (see Note
5 below)(previously filed as Exhibit 10.1 to the Registrant's Form S-3
Registration Statement No. 333-74704 filed December 6, 2001 and incorporated herein by this reference)

10(t)	Fourth Amendment to Registration Rights Agreement, dated as of November
26, 2001, among Regent Communications, Inc. and the Stockholders who are
signatories thereto

10(u)	Registration Rights Agreement dated as of January 7, 2002, between
Regent Communications, Inc. and ComCorp of Lafayette, Inc.

10(v)	Registration Rights Agreement dated as of January 7, 2002 between Regent
Communications, Inc. and Abbeville Broadcasting Service, Inc.

21	Subsidiaries of Registrant

23	Consent of Independent Accountants

*	Incorporated by reference.

NOTES:

1.	Seven substantially identical notes were made by Regent Broadcasting, Inc. as follows:

Original Holder	Principal Amount

General Electric Capital Corporation	$22,000,000
Dresdner Bank AG, New York And Cayman Island Branches	$22,000,000
Mercantile Bank National Association	$16,000,000
U.S. Bank National Association	$10,000,000
Summit Bank	$10,000,000
Michigan National Bank	$10,000,000
The CIT Group Equipment Financing, Inc.	$10,000,000

2.	Six substantially identical warrants for the purchase of shares of Registrant’s common stock were issued as follows:

Shares

Waller-Sutton Media Partners, L.P.	650,000
WPG Corporate Development Associates V, L.L.C	112,580
WPG Corporate Development Associates (Overseas) V, L.P.	17,420
General Electric Capital Corporation	50,000
River Cities Capital Fund Limited Partnership	20,000
William H. Ingram	10,000

3.	Two substantially identical stock purchase agreements were entered into for the purchase of Series H convertible preferred stock as follows:

Blue Chip Capital Fund II Limited Partnership	363,636 shares
PNC Bank, N.A., as trustee	181,818 shares

4.	Four substantially identical stock purchase agreements were entered into for the purchase of Series K convertible preferred stock as follows:

WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P.	181,818 shares
PNC Bank, N.A., Custodian	181,818 shares
Mesirow Capital Partners VII1	818,181 shares
The Prudential Insurance Company of America	1,000,000 shares

5.	Twenty-two substantially identical stock purchase agreements were entered into for the purchase of common stock as follows:

Purchaser	Shares

U.S. Bancorp Piper Jaffray Asset Management for benefit of Milwaukee Foundation MicroCap	3,900
U.S. Bancorp Piper Jaffray Asset Management for benefit of WM Chester Small Cap	400
U.S. Bancorp Piper Jaffray Asset Management

Purchaser	Shares

for benefit of First American MicroCap Fund	211,500
U.S. Bancorp Piper Jaffray Asset Management for benefit of Frantschi MicroCap	11,300
U.S. Bancorp Piper Jaffray Asset Management for benefit of ES Tallmadge Res.	500
U.S. Bancorp Piper Jaffray Asset Management for benefit of Posner Partners MicroCap	5,600
U.S. Bancorp Piper Jaffray Asset Management for benefit of Jane Petit MicroCap	500
Firstar Bank NA, Agent Lyndhurst Associates MicroCap Fund	13,300
Marshall & Isley Trust Company Custodian for the Milwaukee Jewish Federation	3,000
Edge Capital, L.P.	100,000
Pogue Capital International, LTD.	52,000
Oxa Trade & Finance, Inc.	35,000
Coditec International LTD — E — VBL	13,000
Blue Chip Capital Fund III Limited Partnership	200,000
Silverfin & Company	12,800
Capital Blue Cross Retirement Plan	3,200
Clippership & Company	90,800
Pitt & Company	83,000
Mellon Trust Company, Trustee for NYNEX Master Pension Trust	45,900
Capital Blue Cross	3,800
Silverbass & Company	4,900
Palmsail & Company	5,600