Form 10-Q
period 2002-03-31
REGENT COMMUNICATIONS INC
filed 2002-05-15
CIK 913015

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-15392

                           REGENT COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                     31-1492857

(State or Other Jurisdiction of                             (I.R.S. Employer
--------------------------------                         ----------------------
Incorporation or Organization)                             Identification No.)

                         100 EAST RIVERCENTER BOULEVARD
                                    9TH FLOOR
                            COVINGTON, KENTUCKY 41011
                         -------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (859) 292-0030
                         -------------------------------
              (Registrant's Telephone Number, including Area Code)

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

 Common Stock, $.01 par value - 46,538,583 shares outstanding as of May 9, 2002

                           REGENT COMMUNICATIONS, INC.


                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002


                                      INDEX


PART I   FINANCIAL INFORMATION                                                                      Page
                                                                                                    Number
                                                                                                    ------
         Item 1.  Financial Statements

                  Condensed Consolidated Statements of Operations
                           for the three months ended March 31, 2002
                           (unaudited) and March 31, 2001 (unaudited)............................     3

                  Condensed Consolidated Balance Sheets
                           As of March 31, 2002 (unaudited) and December 31, 2001................     4

                  Condensed Consolidated Statements of Cash Flows
                           for the three months ended March 31, 2002 (unaudited)
                           and March 31, 2001 (unaudited)........................................     5

                  Notes to Condensed Consolidated Financial Statements (unaudited)...............     6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.............................................    12

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................    18

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings..............................................................    18

         Item 2.  Changes in Securities and Use of Proceeds......................................    18

         Item 6.  Exhibits and Reports on Form 8-K...............................................    19

PART I        FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                    ---------------------------------------
                                                                            2002                2001
                                                                            ----                ----
      Gross broadcast revenues                                          $ 14,318             $ 12,403
      Less agency commissions                                              1,332                1,069
                                                                        --------             --------
        Net broadcast revenues                                            12,986               11,334

      Station operating expenses                                           9,946                8,441
      Depreciation and amortization                                          831                3,352
      Corporate general and administrative expenses                        1,540                1,326
      Gain on sale of long-lived assets                                      442                    -
                                                                        --------             --------
        Operating income (loss)                                            1,111               (1,785)


      Interest expense                                                      (885)                (986)
      Other expense, net                                                    (117)                (137)
                                                                        --------             ---------
      Income (loss) before income taxes and cumulative
          effect of accounting change                                        109               (2,908)
      Income tax (expense) benefit                                           (41)               1,900
                                                                        --------             --------
      Income (loss) before cumulative effect of accounting change             68               (1,008)
      Cumulative effect of accounting change, net
        of applicable income taxes of $3,762                              (6,138)                   -
                                                                        ---------            --------
      Net loss                                                          $ (6,070)            $ (1,008)
                                                                        ========             ========

      Basic and diluted net income (loss) per common share:

        Before cumulative effect of accounting change                   $   0.00             $  (0.03)
                                                                        ========             ========
        Net loss                                                        $  (0.17)            $  (0.03)
                                                                        ========             ========
      Weighted average number of common shares used
        in basic and diluted calculation                                  35,874               33,810



The accompanying notes are an integral part of these condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                          March 31,      December 31,
                                                                            2002           2001
                                                                         ---------       ---------
                                                                        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents                                           $   1,172       $   1,765
     Accounts receivable, less allowance of $662 and
         $719 at March 31, 2002 and December 31, 2001, respectively          9,224           9,772
     Other current assets                                                      601             642
                                                                         ---------       ---------

         Total current assets                                               10,997          12,179

Property and equipment, net                                                 25,238          25,817
Goodwill, net                                                               12,268          12,777
Intangible assets, net                                                     244,556         253,643
Other assets, net                                                            1,869           1,940
                                                                         ---------       ---------

         Total assets                                                    $ 294,928       $ 306,356
                                                                         =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $   2,348       $   2,044
     Accrued compensation                                                    1,232           1,000
     Accrued expenses and other current liabilities                          2,540           3,010
                                                                         ---------       ---------

         Total current liabilities                                           6,120           6,054

Long-term debt, less current portion                                        83,004          87,019
Deferred taxes and other long-term liabilities                               1,213           4,945
                                                                         ---------       ---------

         Total liabilities                                                  90,337          98,018

Commitments and Contingencies

Stockholders' equity:

     Common stock, $.01 par value, 100,000,000 shares authorized;
         37,323,279 and 36,948,362 shares issued at March 31, 2002
         and December 31, 2001, respectively                                   373             369
     Treasury shares, 1,295,956 and 1,308,173 shares, at cost,
         at March 31, 2002 and December 31, 2001, respectively              (6,690)         (6,757)
     Additional paid-in capital                                            272,946         270,694
     Retained deficit                                                      (62,038)        (55,968)
                                                                         ---------       ---------
         Total stockholders' equity                                        204,591         208,338
                                                                         ---------       ---------

Total liabilities and stockholders' equity                               $ 294,928       $ 306,356
                                                                         =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                            Three Months Ended March 31,
                                                          -------------------------------
                                                               2002              2001
                                                          -------------     -------------

Cash flows from operating activities:
      Net cash provided by operating activities               $ 1,205       $ 1,800

Cash flows from investing activities:
   Acquisition costs                                             (130)          (69)
   Capital expenditures                                          (632)         (920)
   Net proceeds from disposal of long-lived assets              1,829           --
   Other                                                         --              19
                                                              -------       -------
     Net cash provided by (used in) investing activities        1,067          (970)

Cash flows from financing activities:
   Proceeds from issuance of common stock                       1,150            17
   Principal payments on long-term debt                        (4,015)       (1,515)
   Long-term debt borrowings                                     --           1,000
                                                              -------       -------
       Net cash used in financing activities                   (2,865)         (498)
                                                              -------       -------

Net (decrease) increase in cash and cash equivalents             (593)          332
Cash and cash equivalents at beginning of period                1,765           778
                                                              -------       -------
Cash and cash equivalents at end of period                    $ 1,172       $ 1,110
                                                              =======       =======

Supplemental schedule of non-cash financing
   and investing activities:
   Common stock issued in conjunction with the
     acquisition of option to purchase stations
     in Grand Rapids, Michigan                                $ 1,100       $  --


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

         The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 2001 condensed consolidated balance sheet was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Regent's Form 10-K for the year ended December 31, 2001.

2.       EQUITY OFFERING

         On April 29, 2002, the Company completed the sale of 10.5 million shares of its common stock at a price of $7.50 per share. Net cash proceeds to the Company after underwriting discounts and commissions were approximately $74.6 million. Regent has granted the underwriters a 30-day option to purchase up to 1,575,000 additional shares of common stock to cover over-allotments. Approximately $70.6 million of the proceeds were used to pay down outstanding indebtedness under the Company's credit facility. The remaining $4.0 million of proceeds will be used to fund the Company's pending transactions scheduled to close during the second quarter of 2002.

3.       COMPLETED AND PENDING ACQUISITIONS AND DISPOSITIONS

         On March 12, 2002, the Company completed the disposition of substantially all the operating assets of WGNA-AM, serving the Albany, New York market, for $2.0 million in cash to ABC, Inc. On February 15, 2002, ABC, Inc. began providing programming and other services to the station under a time brokerage agreement. The Company recognized a gain of approximately $440,000 on the sale. The Company treated the disposal of WGNA-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that station had no independent revenue stream from its operations.

         On July 27, 2001, the Company entered into an agreement, as amended, to acquire by merger with The Frankenmuth Radio Co., Inc. WZRZ-FM serving the Flint, Michigan market for approximately $2.0 million, consisting of approximately $0.6 million in cash and 208,905 shares of Regent common stock, valued at approximately $1.4 million. In 2001, the Company placed in escrow $125,000 to secure its obligations under this agreement. The Federal Communications Commission has approved the assignment of the station licenses, and the closing of this acquisition is anticipated during the second quarter of 2002. On January 1, 2002, Regent began providing programming and other services to the station under a time brokerage agreement.

         Also on July 27, 2001, the Company entered into an agreement, as amended, to purchase the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million in cash. In 2001, the Company placed in escrow $250,000 to secure its obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002, the Company purchased the option to buy WFGR-FM from Connoisseur Communications of Flint, L.L.P. for approximately $1.1 million, paid by the issuance of 174,917 shares of Regent common stock. The Federal Communications Commission has approved the assignment of the station licenses of WFGR-FM, and the closing of this acquisition is anticipated during the second quarter of 2002. On January 1, 2002, Regent began providing programming and other services to the station under a time brokerage agreement.

         On November 15, 2001, Regent entered into an agreement with Covenant Communications Corporation to acquire substantially all of the assets of WRXF-FM and WLSP-AM, serving the Flint, Michigan market, for $1.3 million in cash. In 2001, the Company placed in escrow $65,000 to secure its obligations under this agreement. Applications seeking approval from the Federal Communications Commission for the transfer of the station licenses are currently pending. On December 3, 2001, Regent began providing programming and other services to the stations under a time brokerage agreement.

         The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of significant stations acquired in 2001, but excluding the operations of the Palmdale, California stations disposed of in the second quarter of 2001.

                                          Three Months Ended
                                            March 31, 2001
                                            --------------
                                             (unaudited)
                                  (In thousands, except per share amounts)

Net broadcast revenues                         $13,110

Net income                                     $    68

Net income per common share:
                Basic and diluted              $  0.00

         These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the three-month period.

4.       LONG-TERM DEBT

         The Company has a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125.0 million (including a commitment to issue letters of credit of up to $25.0 million in aggregate face amount, subject to the maximum revolving commitment available). Regent incurred approximately $2.0 million in financing costs related to the credit facility, which are being amortized over the life of the agreement. The credit facility is available for working capital and acquisitions, including related acquisition expenses. In accordance with the terms of the credit facility, at March 31, 2002, the available borrowings under the credit facility were permanently reduced by $4,687,500, and will reduce by an equal amount on the last day of each remaining quarter during 2002. At March 31, 2002 and 2001 there were borrowings of approximately $82.6 million and $44.0 million, respectively, outstanding under this facility and there were approximately $37.7 million and $81.0 million of available borrowings, subject to the terms and conditions of the credit facility (see Note 2).

         Under the credit facility, the Company is required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company's option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon the Company's financial leverage. Borrowings under the credit facility bore interest at an average rate of 4.48% and 6.54% as of March 31, 2002 and 2001, respectively. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. The Company's indebtedness under this credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries' stock and is guaranteed by these subsidiaries.

5.       CAPITAL STOCK

                  The Company's authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued at March 31, 2002 or 2001. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

         On February 4, 2002, the Company issued 174,917 shares of common stock to Connoisseur Communications of Flint, L.L.P., valued at approximately $1.1 million, for the option to purchase WFGR-FM, serving the Grand Rapids, Michigan market.

         On February 5, 2002, 200,000 shares of the Company's common stock and the associated cash proceeds of approximately $1.2 million were released from an escrow account. The shares, sold to a venture capital fund related to one of Regent's independent directors, were part of the Company's November 2001 private placement offering of 900,000 shares issued at $5.75 per share, and were held in escrow pending confirmation from Nasdaq that stockholder approval would not be required for such sale.

         Based on the approval by Regent's Board of Directors of a program to buyback up to $10.0 million of its common stock, during the third quarter of 2000, Regent began buying back shares of its common stock at certain market price levels. Regent acquired a total of 1,088,600 shares of its common stock for an aggregate purchase price of approximately $5.6 million in 2000. No shares were repurchased during 2001 or the first quarter of 2002. During the first quarter of 2002, Regent reissued 12,217 shares of treasury stock previously acquired as an employer match to employee contributions under the Company's 401(k) plan.

6.       GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company's intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Consistent with the application provisions of SFAS 142, the Company applied a discounted cash flow analysis to test impairment of both indefinite-lived intangible assets and goodwill. Based on the results of this evaluation, the Company recorded impairment charges against indefinite-lived intangibles of approximately $3.9 million, net of income taxes of approximately $2.4 million, and against goodwill of approximately $2.2 million, net of income taxes of approximately $1.4 million. In estimating future cash flows, the Company considered the impact of the economic slow down in the radio industry at the end of 2001. These conditions, combined with the change in methodology for testing for impairment, which previously employed the utilization of undiscounted cash flow projections, adversely impacted the cash flow projections used to determine the fair value of the FCC licenses, as well as each reporting unit.

         Assuming amortization of goodwill and other indefinite-lived intangible assets had been discontinued at January 1, 2001, the comparable net income and net income per share (basic and diluted) for the prior-year period would have been:


                                                    Three Months Ended March 31,
                                                     ---------------------------
                                                         2002           2001
                                                      --------       -----------
                                                     (In thousands, except per
                                                            share amounts)
Reported net loss                                      $(6,070)        $(1,008)
Add back: Goodwill amortization                              -              59
Add back:FCC license amortization                            -           1,505
                                                       -------         -------
Adjusted net (loss) income                             $(6,070)        $   556
                                                       =======         =======

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE:
Reported net loss per share                            $ (0.17)        $ (0.03)
Impact of goodwill amortization                              -               -
Impact of FCC license amortization                           -            0.05
                                                       -------         -------
Adjusted net (loss) income per share                   $ (0.17)        $  0.02
                                                       =======         =======



DEFINITE-LIVED INTANGIBLE ASSETS

         The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the life of the agreement. In accordance with the transitional requirements of SFAS 142, the Company reassessed the useful lives of these intangibles and made no changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for the Company's definite-lived intangibles at March 31, 2002 and December 31, 2001 (in thousands):

                                    MARCH 31, 2002        DECEMBER 31, 2001
                                 -------------------    ----------------------
                                   GROSS                   GROSS
                                  CARRYING  ACCUMULATED   CARRYING  ACCUMULATED
                                   AMOUNT  AMORTIZATION    AMOUNT   AMORTIZATION
                                 --------- ------------   --------  ------------
Non-compete agreements and other   $ 762      $ 184          $ 862      $ 249
                                   -----      -----          -----      -----
Total                              $ 762      $ 184          $ 862      $ 249
                                   =====      =====          =====      =====

         The aggregate amortization expense related to the Company's definite-lived intangible assets for the three-month period ended March 31, 2002 and for the year ended December 31,

2001 was approximately $35,000 and $220,000, respectively. The estimated annual amortization expense for the years ending December 31, 2003, 2004, 2005 and 2006 is approximately $134,000, $113,000, $100,000 and $42,000, respectively.

INDEFINITE-LIVED INTANGIBLE ASSETS

         The Company's indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead will test the assets at least annually for impairment. The following table presents the carrying amount for the Company's indefinite-lived intangible assets at March 31, 2002 and December 31, 2001 (in thousands):


                                                  MARCH 31,       DECEMBER 31,
                                                   2002               2001
                                                 ----------        ----------
FCC licenses                                     $  243,978          $253,030
                                                 ----------          --------

Total                                            $  243,978          $253,030
                                                 ==========          ========

         Upon adoption of SFAS 142, the Company recorded an impairment charge of approximately $3.9 million, net of an income tax benefit of approximately $2.4 million, which is reflected as a cumulative effect of an accounting change in its statements of operations. The Company used a discounted cash flow methodology to value FCC licenses.

GOODWILL

         SFAS 142 requires the Company to test goodwill for impairment using a two-step process. Step one identifies potential impairment, while step two measures the amount of the impairment. Based on performing this test as of January 1, 2002, the Company recognized an impairment charge of approximately $2.2 million, net of income tax benefit of approximately $1.4 million. Regent has reflected this charge as a component of cumulative effect of an accounting change in its statement of operations. The following table presents the changes in the carrying amount of goodwill for the three-month period ended March 31, 2002 (in thousands):

                                                                      GOODWILL
                                                                      --------
Balance as of December 31, 2001                                       $ 12,777
Adjustments                                                              3,062
Impairment loss related to the adoption of SFAS 142 (pre-tax)           (3,571)
                                                                      --------
Balance as of March 31, 2002                                          $ 12,268
                                                                      ========


         The adjustment to goodwill primarily relates to a reclassification to goodwill from FCC licenses upon the adoption of SFAS 142.

7.       EARNINGS PER SHARE

         Statement of Financial Accounting Standards No. 128 ("SFAS 128") calls for the dual presentation of basic and diluted earnings per shares ("EPS"). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price in excess of the Company's average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. For the three months ended March 31, 2002 and 2001, the effects of the assumed exercise of the Company's options and warrants are antidilutive, therefore, basic EPS and diluted EPS are the same for those periods.

                                                     THREE MONTHS ENDED MARCH 31,
                                                           2002          2001
                                                          -----          ----
                                               (In thousands, except per share amounts)
Net income (loss) before cumulative effect
  of accounting change                                  $     68       $ (1,008)

Cumulative effect of accounting change,
  net of applicable income taxes of $3,762                (6,138)             -
                                                        --------       --------
Net loss                                                $ (6,070)      $ (1,008)

Weighted average basic common shares                      35,874         33,810

Basic and diluted net loss per common share:
  Income (loss) before cumulative effect of
    accounting change                                   $   0.00       $  (0.03)
  Cumulative effect of accounting change                $  (0.17)      $      -
                                                        --------       --------
Net loss                                                $  (0.17)      $  (0.03)



8.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt this standard for lease transactions entered into after May 15, 2002 and has determined the impact of adoption to be immaterial. The provisions of SFAS 145 related to debt extinguishments will be adopted on January 1, 2003, and could have an impact on the Company, to the extent that the Company would make any changes to its credit facility. There were no extinguishments of debt during the three months ended March 31, 2002 or 2001.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Furthermore, future operating losses relating to discontinued operations can no longer be recorded before they occur. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The Company has adopted SFAS 144, as required, in the first quarter of 2002 and have deemed that the impact of adoption is not material.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that addresses the recognition of asset retirement obligations. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The statement is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact, if any, of adopting SFAS 143.


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

         Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, the ongoing impact of the war on terrorism, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, possible impairments of our goodwill and indefinite-lived intangible assets, our ability to manage our growth, our ability to integrate our acquisitions, and changes in the regulatory climate affecting radio broadcast companies. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.

RESULTS OF OPERATIONS

A comparison of the three months ended March 31, 2002 versus March 31, 2001 follows:

         Our results from operations for the first three months of 2002 showed significant increases over the same period of 2001, primarily due to the acquisitions of stations in Lafayette, Louisiana and Peoria, Illinois during the second half of the 2001 year. These increases were offset by the sale of our three stations in Palmdale, California during the second quarter of 2001. Net broadcast revenues in the first quarter of 2002 increased by 14.6% from $11.3 million in the first quarter of 2001 to $13.0 million, and station operating expenses increased 17.8%, from $8.4 million in the first quarter of 2001 to $9.9 million in the first quarter of 2002. This resulted in an increase in broadcast cash flow of 5.1%, from $2.9 million in the first quarter of 2001, to $3.0 million in the first quarter of 2002.

         While the acquisitions mentioned above have affected the comparability of our 2002 results from operations to those of 2001, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of any markets held for sale. This group of comparable markets is currently represented by ten markets and 43 radio stations. In these comparable markets, for the three months ended March 31, 2002, as compared to the same period in 2001, our net broadcast revenues, excluding barter revenues, decreased 2.4% and broadcast cash flow decreased by 9.7%. The decrease in net revenue, and consequently broadcast cash flow, was due primarily to the sluggish economic conditions present during the first quarter of 2002. Same station operating expenses remained consistent with the prior year.

         Corporate general and administrative expense was $1.5 million in the first quarter of 2002, compared to $1.3 million in the first quarter of 2001. This increase was due primarily to the salary components of resources who were charged at the market level in 2001 and were charged to corporate expense in 2002. Additionally, due to an increase in Regent's stock price at March 31, 2002, we recorded non-cash compensation expense related to the mark to market of units of phantom stock awarded to senior officers for the 2001 bonus, which will be distributed in 2003. Interest expense decreased 10.2% from approximately $1.0 million during the first quarter of 2001, to $0.9 million in during the first quarter of 2002, primarily as a result of lower interest rates on the outstanding debt under our credit facility.

         Depreciation and amortization expense decreased 75.2% from $3.3 million in 2001 to $0.8 million in 2002. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which eliminated the amortization of goodwill and other intangible assets determined to have an indefinite life, and also requires an annual impairment testing of those assets. Amortization expense related to goodwill and indefinite-lived intangible assets was approximately $2.5 million for the three months ended March 31, 2001.

         On March 12, 2002, we completed the sale of WGNA-AM in Albany, New York for $2.0 million in cash. We recorded a gain of approximately $440,000 on the sale.

         The effective tax rate for the first quarter of 2002 differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes of 4.0%, net of federal benefit. During the first quarter of 2001, the effective rate differed from that computed at the statutory rate, due primarily to an adjustment of our net operating loss carryforwards.

         Upon adoption of SFAS 142, we completed a transitional impairment analysis of our indefinite-lived FCC licenses and recorded an impairment loss of approximately $3.9 million, net of income tax benefit of approximately $2.4 million. Additionally, we completed the two-step transitional impairment analysis of goodwill and recorded an impairment loss of approximately $2.2 million, net of income tax benefit of approximately $1.4 million. These losses were recorded as a cumulative effect of accounting change for the quarter ended March 31, 2002.

         Net income per common share for the first quarter of 2002 was $0.00 compared to a net loss per share of $0.03 in the first quarter of 2001. The variance was primarily the result of the decrease in amortization expense and the gain on the sale of WGNA-AM in Albany, New York during the first quarter of 2002, offset partially by the 2001 adjustment of our net operating loss carryforwards. Including the cumulative effect of accounting change, net loss per common share for the first quarter of 2002 was $0.17.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents balance at March 31, 2002 was approximately $1.2 million compared to $1.1 million at March 31, 2001. Net cash provided by operating activities was $1.2 million in 2002 compared to $1.8 million in 2001. The decrease was due primarily to the change in accounts receivable during the first quarter of 2001. Cash flow provided by investing activities during the first quarter of 2002 was $1.1 million, compared to $1.0 million used in investing activities in 2001. The primary reason for the change was proceeds received during 2002 for the sale of WGNA-AM in Albany, New York. Additionally, capital expenditures were lower during the first quarter of 2002 compared to the comparable 2001 period. Cash flows used in financing activities were $2.9 million in 2002 compared to $0.5 million in 2001. The change is due to the payment of long-term debt with proceeds from the sale of WGNA-AM in Albany, New York and proceeds received from the release of the escrow for 200,000 shares of common stock issued during our November 2001 private placement.

Sources of funds

         On April 29, 2002, we completed the sale of 10.5 million shares of our common stock at a price of $7.50 per share. Net cash proceeds after underwriting discounts and commissions were approximately $74.6 million. In conjunction with the offering, the underwriters were granted a 30-day option to purchase up to 1,575,000 additional shares of common stock to cover over-allotments. Approximately $70.6 million of the proceeds were used to pay down outstanding borrowings under our credit facility. The remaining $4.0 million of proceeds will be used to fund our pending acquisitions scheduled to close during the second quarter of 2002.

         We have a credit agreement with a group of lenders, which provides for a senior reducing revolving credit facility of $125.0 million maturing December 31, 2006. The credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund permitted acquisitions. The facility also permits us to request from time to time that the lenders issue letters of credit in an aggregate amount up to $25.0 million in accordance with the same lending provisions. The commitment and our maximum borrowings, including the permanent reduction due to excess cash flow in April 2002 and the scheduled quarterly reductions, reduce over five years beginning in 2002, as follows (in thousands):

                           December 31,                Commitment Amount
                           ------------                -----------------
                               2001                             $125,000
                               2002                              102,335
                               2003                               83,585
                               2004                               58,585
                               2005                               33,585
                               2006                                    0

         The scheduled reduction in available commitment amounts each year occurs ratably over each quarter. For the 2002 year, the quarterly reduction amount is $4,687,500. The $25.0 million letter of credit sub-limit also reduces proportionately but not below $15.0 million. Mandatory prepayments and commitment reductions are also required from certain asset sales, subordinated debt proceeds, excess cash flow amounts and sales of equity securities. On April 30, 2002, the available commitment amount under the credit facility was permanently reduced by approximately $3.9 million due to the provisions of the excess cash flow calculation. We also paid down $70.6 million of outstanding indebtedness under our credit facility using a substantial portion of the net proceeds from the April 29, 2002 public sale of our common stock. In connection with such reduction of indebtedness, we provided our lender with a reinvestment notice which will allow us to re-borrow such monies for acquisitions and other permitted investments which we complete and/or for which we obtain binding agreements within 270 days of our debt repayment. We are actively exploring acquisition opportunities and anticipate fully reinvesting such monies within the applicable time periods; however, there can be no assurances in this regard. If we are unable to reinvest these monies in suitable acquisitions, the amount of our available commitment would be reduced by the amount of any un-reinvested proceeds unless we were able to obtain a waiver or modification of the credit facility terms. At May 9, 2002 there were borrowings of approximately $12.5 million outstanding under the facility, and there were approximately $103.9 million of available borrowings, subject to the terms and conditions of the credit facility.

         Under the terms of the facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon our financial leverage. Borrowings outstanding at March 31, 2002 bore interest at an average rate of 4.48%.

         We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. Our indebtedness under this credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries' stock and is guaranteed by these subsidiaries.

         On February 5, 2002, we received approximately $1.2 million from the release of an escrow account holding 200,000 shares of our common stock. The shares, sold to a venture capital fund related to one of our independent directors, were part of our November 2001 private placement offering of 900,000 shares issued at $5.75 per share, and were held in escrow pending confirmation from Nasdaq that stockholder approval would not be required for such sale.

         On March 12, 2002, we completed the sale of WGNA-AM in Albany, New York to ABC, Inc. for $2.0 million. We recognized a pre-tax gain of approximately $440,000 on the sale of the station assets, which was treated as the sale of long-lived assets.

Uses of funds

         During the first quarter of 2002, we used the net proceeds from the sale of WGNA-AM in Albany, New York, the cash received from the release of our private placement shares held in escrow, and cash from continuing operations to pay down approximately $4.0 million of indebtedness under our credit facility.

         Additionally during the first quarter of 2002, we funded capital expenditures of approximately $630,000, related primarily to expansion and relocation activities in our Flint and Grand Rapids, Michigan markets to accommodate and/or consolidate our pending acquisitions and to create cost savings over the long term. We expect capital expenditures to be approximately $4.0 million for the 2002 year.

Pending acquisitions

         On July 27, 2001, we entered into an agreement, as amended, to acquire by merger with The Frankenmuth Radio Co., Inc., WZRZ-FM serving the Flint, Michigan market for approximately $2.0 million, consisting of approximately $0.6 million in cash and 208,905 shares of our common stock, valued at approximately $1.4 million. In 2001, we placed in escrow $125,000 to secure our obligations under this agreement. The Federal Communications Commission has approved the assignment of the station licenses, and the closing of this acquisition is anticipated during the second quarter of 2002. On January 1, 2002, we began providing programming and other services to the station under a time brokerage agreement.

         Also on July 27, 2001, we entered into an agreement, as amended, to purchase the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million in cash. In 2001, we placed in escrow $250,000 to secure our obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002, we purchased the option to buy WFGR-FM from Connoisseur Communications of Flint, L.L.P. for approximately $1.1 million, paid by the issuance of 174,917 shares of Regent common stock. The Federal Communications Commission has approved the assignment of the station licenses of WFGR-FM, and the closing of this acquisition is anticipated during the second quarter of 2002. On January 1, 2002, we began providing programming and other services to the station under a time brokerage agreement.

         On November 15, 2001, we entered into an agreement with Covenant Communications Corporation to acquire substantially all of the assets of WRXF-FM and WLSP-AM, serving the Flint, Michigan market, for $1.3 million in cash. In 2001, we placed in escrow $65,000 to secure our obligations under this agreement. Applications seeking approval from the Federal Communications Commission for the transfer of the station licenses are currently pending. On December 3, 2001, we began providing programming and other services to the stations under a time brokerage agreement.

         We believe the cash generated from operations and available borrowings under our credit facility, along with the remaining proceeds from our April offering of common stock, will be sufficient to complete our pending acquisitions and to meet our requirements for corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness. After giving effect to all pending transactions, the outstanding borrowings under our credit facility would be approximately $13.8 million with available borrowings of approximately $102.6 million, subject to the terms and conditions of the credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We will adopt this standard for lease transactions entered into after May 15, 2002 and have determined the impact of adoption to be immaterial. The provisions of the SFAS 145 related to debt extinguishments will be adopted on January 1, 2003, and could have an impact on us, to the extent that we would make any changes to our credit facility. We had no debt extinguishments during the three months ended March 31, 2002 or 2001.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Furthermore, future operating losses relating to discontinued operations can no longer be recorded before they occur. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. We have adopted SFAS 144, as required, in the first quarter of 2002 and have deemed that the impact of adoption is not material.

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") that addresses the recognition of asset retirement obligations. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The statement is effective for fiscal years beginning after June 15, 2002. We have not yet determined the impact, if any, of adopting SFAS 143.

UPDATE TO CRITICAL ACCOUNTING POLICIES

         Due to the implementation of SFAS 142, our accounting policies related to the carrying values of goodwill and indefinite-lived intangible assets have changed. In accordance with the provisions of SFAS 142, goodwill is now tested for impairment using a two-step process, which identifies any potential goodwill impairment, and measures the amount of goodwill impairment loss to be recognized, if any. In addition, the impairment test for indefinite-lived intangibles consists of a comparison of the fair value of the intangible asset with its carrying value. To test for any potential impairment of both goodwill and indefinite-lived intangible assets, we employ a discounted cash flow methodology. Goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. We have made no changes to any other critical accounting policies referenced in our Form 10-K for the year ended December 31, 2001.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of March 31, 2002 we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at March 31, 2002, a one percent (1%) change in the weighted average interest rate would change our annual interest expense by approximately $826,000. On April 30, we paid approximately $70.6 million of the outstanding indebtedness under our credit facility, which would significantly reduce our exposure to fluctuations in interest rates.

PART II-      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

         Regent Communications, Inc. and certain of our officers have been named as defendants in a class action lawsuit relating to our initial public offering in January 2000. This proceeding, filed in the United States district court for the Southern District of New York, is a related proceeding to the In re Initial Public Offering Securities Litigation brought by various plaintiffs claiming to have been damaged by certain sales practices allegedly undertaken in connection with initial public offerings underwritten by certain investment banking firms during the applicable statute of limitations time periods. The lawsuit against us is in its preliminary stages, its outcome is uncertain and we have not reserved against it.

         We currently and from time to time are involved in litigation incidental to the conduct of our business. In the opinion of our management, we are not a party to any lawsuit or legal proceeding which is likely to have a material adverse effect on our business or financial condition.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 4, 2002, we issued 174,917 shares of common stock to Connoisseur Communications of Flint, L.L.P., for the option to purchase WFGR-FM, serving the Grand Rapids, Michigan market. These securities were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

         On February 5, 2002, 200,000 shares of our common stock and the associated proceeds were released from an escrow account. The shares, sold to a venture capital fund related to one of Regent's independent directors, were part of our November 2001 private placement offering of 900,000 shares issued at $5.75 per share, and were held in escrow pending confirmation from Nasdaq that stockholder approval would not be required for such sale. These securities were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The exhibits identified as Part II Exhibits on the following
Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

         (b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the first quarter of 2002; however, in April 2002, we filed the following Reports on Form 8-K.

         On April 11, 2002, we filed a Report on Form 8-K to announce our intention to offer for sale shares of our common stock. Additionally, this Form 8-K announced our preliminary results for the quarter ended March 31, 2002.

         On April 25, 2002, we filed a Report on Form 8-K to announce the pricing of our offering of 10,500,000 shares of common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                  REGENT COMMUNICATIONS, INC.



Date:    May 15, 2002             By:   /s/ Terry S. Jacobs
                                       -------------------------------------
                                       Terry S. Jacobs, Chairman of the Board
                                       and Chief Executive Officer



Date:    May 15, 2002             By:  /s/ Anthony A. Vasconcellos
                                       ------------------------------------
                                       Anthony A. Vasconcellos, Chief
                                       Financial Officer and Senior Vice
                                       President
                                       (Chief Accounting Officer)

                                  EXHIBIT INDEX

         The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION

3(a)* Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)* Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant's Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)* Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant's Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)* Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)* Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant's Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(g)* Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)* Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant's Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*             Amended and Restated By-Laws of Regent Communications, Inc.
                  (previously filed as Exhibit 3(b) to Amendment No. 1 to the Registrant's Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference).

3(i)* Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)* Credit Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(a) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(b)* Omnibus Amendment No. 1 and Amendment No. 1 to Credit Agreement dated as of February 4, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(e) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(c)* Amendment No. 2 and Consent, dated as of August 23, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(c) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(d)* Amendment No. 3 dated as of December 1, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(d) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(e)* Revolving Credit Note dated as of February 7, 2000 made by Regent Broadcasting, Inc. in favor of Fleet National Bank in the original principal amount of $25 million (previously filed as Exhibit 4(f) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference) (See Note 1 below)

4(f)* Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(g)* Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(h)* Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

----------------
*    Incorporated by reference.

NOTES:

1. Seven substantially identical notes were made by Regent Broadcasting, Inc. as follows:

         ORIGINAL HOLDER                                                        PRINCIPAL AMOUNT
         ---------------                                                        ----------------
         General Electric Capital Corporation                                   $22,000,000
         Dresdner Bank AG, New York and Cayman Island Branches                  $22,000,000
         Mercantile Bank National Association                                   $16,000,000
         U.S. Bank National Association                                         $10,000,000
         Summit Bank                                                            $10,000,000
         Michigan National Bank                                                 $10,000,000
         The CIT Group Equipment Financing, Inc.                                $10,000,000