Form 10-Q
period 2002-06-30
REGENT COMMUNICATIONS INC
filed 2002-08-14
CIK 913015

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Yes |X| No | |

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value - 48,042,024 shares outstanding as of August 5, 2002

                           REGENT COMMUNICATIONS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX


PART I FINANCIAL INFORMATION                                                    Page
                                                                               Number

                                                                               ------
    Item 1. Financial Statements

            Condensed Consolidated Statements of Operations
                 for the three months and six months ended
                 June 30, 2002 (unaudited) and June 30, 2001 (unaudited).....  3

            Condensed Consolidated Balance Sheets
                 as of June 30, 2002 (unaudited) and December 31, 2001.......  4

            Condensed Consolidated Statements of Cash Flows
                 for the six months ended June 30, 2002 (unaudited)
                 and June 30, 2001 (unaudited)...............................  5

            Notes to Condensed Consolidated Financial Statements (unaudited).  6

    Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................  21

    Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  29

PART II  OTHER INFORMATION

    Item 1. Legal Proceedings................................................  29

    Item 2. Changes in Securities and Use of Proceeds........................  29

    Item 4. Submission of Matters to a Vote of Security Holders..............  29

    Item 5. Other Information................................................  30

    Item 6. Exhibits and Reports on Form 8-K.................................  30

PART I  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)


                                             Three Months Ended        Six Months Ended
                                                   June 30,                June 30,
                                                   --------                --------
                                               2002        2001        2002        2001
                                             --------    --------    --------    --------
Gross broadcast revenues                     $ 19,140    $ 16,209    $ 33,458    $ 28,612
Less agency commissions                         1,878       1,551       3,210       2,620
                                             --------    --------    --------    --------
   Net broadcast revenues                      17,262      14,658      30,248      25,992

Station operating expenses                     11,470       9,873      21,416      18,314
Depreciation and amortization                     847       3,266       1,678       6,618
Corporate general and administrative
  expenses                                      1,545       1,257       3,085       2,583
Gain on sale of long-lived assets                  --          --         442          --
                                             --------    --------    --------    --------
   Operating income (loss)                      3,400         262       4,511      (1,523)

Interest expense                                 (597)       (788)     (1,482)     (1,774)
Other expense, net                               (102)       (196)       (219)       (272)
Gain on sale of radio stations                     --       4,520          --       4,459
                                             --------    --------    --------    --------
Income before cumulative effect of
  accounting change and income taxes            2,701       3,798       2,810         890
Income tax (expense) benefit                   (1,027)     (1,300)     (1,068)        600
                                             --------    --------    --------    --------
Income before cumulative effect
  of accounting change                          1,674       2,498       1,742       1,490
Cumulative effect of accounting change,
  net of applicable income taxes of $3,762         --          --      (6,138)         --
                                             --------    --------    --------    --------

  Net income (loss)                          $  1,674    $  2,498    $ (4,396)   $  1,490
                                             ========    ========    ========    ========

Basic and diluted income (loss)
  per common share:

  Before cumulative effect of accounting
     change                                  $   0.04    $   0.07    $   0.04    $   0.04
                                             ========    ========    ========    ========
  Net income (loss)                          $   0.04    $   0.07    $  (0.11)   $   0.04
                                             ========    ========    ========    ========

Weighted average number of common shares:

  Basic                                        43,361      33,863      39,639      33,820
  Diluted                                      44,258      34,674      40,384      34,674

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                           REGENT COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                       June 30,      December 31,
                                                                         2002            2001
                                                                     ------------    ------------
                                                                     (unaudited)
ASSETS
Current assets:

     Cash and cash equivalents                                       $      1,260    $      1,765
     Accounts receivable, less allowance of $757 and
         $719 at June 30, 2002 and December 31,
         2001, respectively                                                12,036           9,772
     Other current assets                                                     951             642
                                                                     ------------    ------------

         Total current assets                                              14,247          12,179

Property and equipment, net                                                26,044          25,817
Intangible assets, net                                                    249,366         253,643
Goodwill, net                                                              12,632          12,777
Other assets, net                                                           1,422           1,940
                                                                     ------------    ------------

         Total assets                                                $    303,711    $    306,356
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $      1,929    $      2,044
     Accrued compensation                                                   1,568           1,000
     Accrued expenses and other current liabilities                         2,882           3,010
                                                                     ------------    ------------

         Total current liabilities                                          6,379           6,054

Long-term debt, less current portion                                       13,389          87,019
Deferred taxes and other long-term liabilities                              2,206           4,945
                                                                     ------------    ------------

         Total liabilities                                                 21,974          98,018

Commitments and Contingencies

Stockholders' equity:

     Common stock, $.01 par value, 100,000,000 shares
         authorized; 48,032,815 and
         36,948,362 shares issued at June 30, 2002
         and December 31, 2001, respectively                                  480             369
     Treasury shares, 1,293,452 and 1,308,173 shares, at cost,
         at June 30, 2002 and December 31, 2001, respectively              (6,676)         (6,757)
     Additional paid-in capital                                           348,297         270,694
     Retained deficit                                                     (60,364)        (55,968)
                                                                     ------------    ------------
         Total stockholders' equity                                       281,737         208,338
                                                                     ------------    ------------

Total liabilities and stockholders' equity                           $    303,711    $    306,356
                                                                     ============    ============

              The accompanying notes are an integral part of these condensed consolidated financial statements.

                           REGENT COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                  Six Months Ended June 30,
                                                                  ------------------------
                                                                     2002          2001
                                                                  ----------    ----------
Cash flows from operating activities:
      Net cash provided by operating activities                   $    1,451    $    1,661

Cash flows from investing activities:

   Acquisition of radio stations and related acquisition costs,
     net of cash acquired                                             (4,312)       (4,952)
   Capital expenditures                                               (1,432)       (1,552)
   Net proceeds from sale of radio stations                               --        13,440
   Net proceeds from disposal of long-lived assets                     1,829            --
   Other                                                                  --            90
                                                                  ----------    ----------
     Net cash (used in) provided by investing activities              (3,915)        7,026

Cash flows from financing activities:

   Net proceeds from issuance of common stock                         75,765            14
   Principal payments on long-term debt                              (74,630)      (14,230)
   Long-term debt borrowings                                           1,000         6,000
   Payment of equity issuance costs                                     (176)           --
                                                                  ----------    ----------
       Net cash provided by (used in) financing activities             1,959        (8,216)
                                                                  ----------    ----------

Net (decrease) increase in cash and cash equivalents                    (505)          471
Cash and cash equivalents at beginning of period                       1,765           778
                                                                  ----------    ----------
Cash and cash equivalents at end of period                        $    1,260    $    1,249
                                                                  ==========    ==========

Supplemental schedule of non-cash financing
   and investing activities:
   Common stock issued in conjunction with the
     acquisition of option to purchase stations
     in Grand Rapids, Michigan                                    $      999    $       --
   Common stock issued in conjunction with the
     acquisition of stations in Flint, Michigan                   $    1,446    $       --

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

2.    COMPLETED AND PENDING ACQUISITIONS AND DISPOSITIONS

Completed Dispositions and Acquisitions

      On March 12, 2002, the Company completed the disposition of substantially all the operating assets of WGNA-AM, serving the Albany, New York market, for $2.0 million in cash to ABC, Inc. On February 15, 2002, ABC, Inc. began providing programming and other services to the station under a time brokerage agreement. The Company recognized a gain of approximately $442,000 on the sale. The Company treated the disposal of WGNA-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations.

      On June 1, 2002, the Company acquired, through a subsidiary merger with The Frankenmuth Radio Co., Inc., WRCL-FM (formerly WZRZ-FM) serving the Flint, Michigan market, for 208,905 shares of Regent common stock, valued at approximately $1.4 million. The Company also purchased the land and broadcasting assets used by WRCL-FM from MTE Corporation, a related entity, for approximately $0.6 million in cash. In 2001, the Company placed $125,000 in escrow to secure its obligations under these agreements. Prior to the closing, the Company provided programming and other services to the station under a time brokerage agreement, which began January 1, 2002. The Company has preliminarily allocated approximately $0.6 million of the total purchase price to fixed assets and approximately $1.4 million to FCC licenses. An additional 631 shares of common stock were issued as payment for prorated expenses associated with the closing of the acquisitions.

      Also on June 1, 2002, the Company purchased the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million in cash. In 2001, the Company placed $250,000 in escrow to secure its obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002, the Company purchased the option to buy WFGR-FM from Connoisseur

Communications of Flint, L.L.P., paid by the issuance of 174,917 shares of Regent common stock, valued at approximately $1.0 million. Prior to the closing of the agreement, the Company provided programming and other services to the station under a time brokerage agreement, which began January 1, 2002. The Company has preliminarily allocated approximately $0.2 million of the purchase price to fixed assets and approximately $4.7 million to FCC licenses.

Pending Acquisitions

      On November 15, 2001, Regent entered into an agreement with Covenant Communications Corporation to acquire substantially all of the assets of WRXF-FM and WLSP-AM, serving the Flint, Michigan market, for $1.3 million in cash. In 2001, the Company placed $65,000 in escrow to secure its obligations under this agreement. Applications from the Federal Communications Commission for the transfer of the station licenses have been approved, and the Company expects to close the transaction in the third quarter of 2002. On December 3, 2001, Regent began providing programming and other services to the stations under a time brokerage agreement.

      The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of significant stations acquired in 2001, but excluding the operations of the Palmdale, California stations disposed of in the second quarter of 2001. The impact of the station acquisitions in the first six months of 2002 was not significant as Regent operated these stations under time brokerage agreements since January 1, 2002.


                                                    Six Months Ended
                                                        June 30,
                                                          2001

                                                          ----
                                                       (unaudited)
                                        (in thousands, except per share amounts)
Net broadcast revenues                                 $ 29,861

Net income                                             $  1,613

Net income per common share:

                Basic and diluted                      $   0.04

      These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the six-month period.

3.    LONG-TERM DEBT

      The Company has a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125.0 million (including a commitment to issue letters of credit of up to $25.0 million in aggregate face amount, subject to the maximum revolving commitment available). Regent incurred approximately $2.0 million in financing costs related to the credit facility, which are being amortized over the life of the agreement. The credit facility is available for working capital and acquisitions, including related acquisition expenses. In accordance with the terms of the credit facility, at both March 31, 2002 and June 30, 2002, the available borrowings under the credit facility were permanently reduced by $4,687,500, and will reduce by an equal amount on the last day of each remaining quarter during 2002. At April 30, 2002, the available commitment amount under the credit facility was permanently reduced by approximately $3.9 million due to the provisions of the excess cash flow calculation. The Company received net proceeds of approximately $74.6 million from the April 29, 2002 public sale of Regent common stock. Regent used approximately $70.6 million of such proceeds to pay down outstanding indebtedness under the facility. Under the terms and conditions of the credit facility, the company exercised its option to provide a reinvestment notice to the lender, which will allow Regent to re-borrow substantially all of the net proceeds received from the common stock offering. The notice will allow Regent to re-borrow such monies for acquisitions and other permitted investments which are complete and/or for which binding agreements are obtained within 270 days of such debt repayment. The Company is actively exploring acquisition opportunities and anticipates fully reinvesting such monies within the applicable time periods; however, there can be no assurances in this regard. If Regent is unable to reinvest these monies in suitable acquisitions, the amount of the available commitment would be permanently reduced by the amount of any un-reinvested proceeds unless a waiver or modification of the credit facility terms could be obtained. At June 30, 2002 and 2001 there were borrowings of approximately $13.0 million and $36.3 million, respectively, outstanding under this facility and there were approximately $98.7 million and $88.7 million of available borrowings, subject to the terms and conditions of the credit facility. At June 30, 2001, approximately $1.3 million of the available borrowings were committed under letters of credit. There were no letters of credit outstanding at June 30, 2002.

      Under the credit facility, the Company is required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company's option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon the Company's financial leverage. Borrowings under the credit facility bore interest at an average rate of 4.3% and 5.4% as of June 30, 2002 and 2001, respectively. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. The Company's indebtedness under this credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries' stock and is guaranteed by these subsidiaries.

4.    SUPPLEMENTAL GUARANTOR INFORMATION

      The Company conducts the majority of its business through its subsidiaries ("Subsidiary Guarantors"). The Subsidiary Guarantors are wholly-owned by Regent Broadcasting, Inc. ("RBI"), which is a wholly-owned subsidiary of Regent Communications, Inc. ("RCI"). The Subsidiary Guarantors are guarantors of any debt securities that could be issued by RCI or RBI, and are therefore considered registrants of such securities. RCI would also guarantee any debt securities that could be issued by RBI. All such guarantees will be full and unconditional and joint and several.

      Set forth below are consolidating financial statements for RCI, RBI and the Subsidiary Guarantors as of June 30, 2002 and December 31, 2001, and the three and six month periods ended June 30, 2002 and 2001. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI's and RBI's income and cash flow are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.


                                            Condensed Consolidating Statements of Operations
                                                              (in thousands)
                                                   For the quarter ended June 30, 2002
                                                   -----------------------------------

                                                             GUARANTOR
                                      RCI          RBI      SUBSIDIARIES    ELIMINATIONS      TOTAL
                                    --------    --------    ------------    ------------    --------
Gross broadcast revenues            $     --    $     --    $     19,140    $         --    $ 19,140
Agency commissions                        --          --           1,878              --       1,878
                                    --------    --------    ------------    ------------    --------
  Net broadcast revenue                   --          --          17,262              --      17,262

Station operating expenses                --          --          11,470              --      11,470
Depreciation and amortization             --          --             847              --         847
Corporate general and
  administrative expenses              1,545          --              --              --       1,545
Equity in (loss in) earnings of
  subsidiaries                         1,491       3,003              --          (4,494)         --
                                   --------     --------    ------------    ------------    --------
  Operating (loss) income                (54)      3,003           4,945          (4,494)      3,400
Interest expense                          --        (597)             --              --        (597)
Other expense                             --          --            (102)             --        (102)
                                    --------    --------    ------------    ------------    --------
(Loss) income before income taxes        (54)      2,406           4,843          (4,494)      2,701
Income tax benefit (expense)              20        (915)         (1,840)          1,708      (1,027)
                                    --------    --------    ------------    ------------    --------
Net (loss) income                   $    (34)   $  1,491    $      3,003    $     (2,786)   $  1,674
                                    --------    --------    ------------    ------------    --------


                                            Condensed Consolidating Statements of Operations
                                                              (in thousands)
                                                   For the quarter ended June 30, 2001
                                                   -----------------------------------

                                                            GUARANTOR
                                      RCI          RBI      SUBSIDIARIES    ELIMINATIONS      TOTAL
                                    --------    --------    ------------    ------------    --------
Gross broadcast revenues            $     --    $     --    $     16,209    $         --    $ 16,209
Agency commissions                        --          --           1,551              --       1,551
                                    --------    --------    ------------    ------------    --------
  Net broadcast revenue                   --          --          14,658              --      14,658

Station operating expenses                --          --           9,873              --       9,873
Depreciation and amortization             --          --           3,266              --       3,266
Corporate general and
  administrative expenses              1,257          --              --              --       1,257
Equity in (loss in) earnings of
  subsidiaries                            43         859              --            (902)         --
                                    --------    --------    ------------    ------------    --------
  Operating (loss) income             (1,214)        859           1,519            (902)        262

Interest expense                          --        (788)             --              --        (788)
Gain on sale of assets                 4,520          --              --              --       4,520
Other expense                            (61)         --            (135)             --        (196)
                                    --------    --------    ------------    ------------    --------
Income (loss) before income taxes      3,245          71           1,384            (902)      3,798
Income tax (expense) benefit          (1,233)        (28)           (525)            486      (1,300)
                                    --------    --------    ------------    ------------    --------
Net income (loss)                   $  2,012    $     43    $        859    $       (416)   $  2,498
                                    --------    --------    ------------    ------------    --------


                                            Condensed Consolidating Statements of Operations
                                                             (in thousands)
                                                  For the Six Months ended June 30, 2002
                                                  --------------------------------------

                                                             GUARANTOR
                                      RCI          RBI      SUBSIDIARIES    ELIMINATIONS      TOTAL
                                    --------    --------    ------------    ------------    --------
Gross broadcast revenues            $     --    $     --    $     33,458    $         --    $ 33,458
Agency commissions                        --          --           3,210              --       3,210
                                    --------    --------    ------------    ------------    --------
  Net broadcast revenue                   --          --          30,248              --      30,248

Station operating expenses                --          --          21,416              --      21,416
Depreciation and amortization             --          --           1,678              --       1,678
Corporate general and
  administrative expenses              3,085          --              --              --       3,085
(Loss in) equity in earnings of
  subsidiaries                        (1,889)     (1,564)             --           3,453          --
Gain on sale of long-lived
  assets                                  --          --             442              --         442
                                    --------    --------    ------------    ------------    --------
  Operating (loss) income             (4,974)     (1,564)          7,596           3,453       4,511

Interest expense                          --      (1,482)             --              --      (1,482)
Other expense                             --          --            (219)             --        (219)
                                    --------    --------    ------------    ------------    --------
(Loss) income before cumulative
  effect of accounting change and
  income taxes                        (4,974)     (3,046)          7,377           3,453       2,810
Income tax benefit (expense)           1,890       1,157          (2,803)         (1,312)     (1,068)
                                    --------    --------    ------------    ------------    --------
(Loss) income before cumulative
  effect of accounting change         (3,084)     (1,889)          4,574           2,141       1,742
Cumulative effect of
  accounting change, net of
  income taxes                            --          --          (6,138)             --      (6,138)
                                    --------    --------    ------------    ------------    --------
Net (loss) income                   $ (3,084)   $ (1,889)   $     (1,564)   $      2,141    $ (4,396)
                                    --------    --------    ------------    ------------    --------


                                            Condensed Consolidating Statements of Operations
                                                              (in thousands)
                                                  For the Six Months ended June 30, 2001
                                                  --------------------------------------

                                                            GUARANTOR
                                     RCI          RBI      SUBSIDIARIES    ELIMINATIONS      TOTAL
                                    --------    --------    ------------    ------------    --------
Gross broadcast revenues            $     --    $     --    $     28,612    $         --    $ 28,612
Agency commissions                        --          --           2,620              --       2,620
                                    --------    --------    ------------    ------------    --------
  Net broadcast revenue                   --          --          25,992              --      25,992

Station operating expenses                --          --          18,314              --      18,314
Depreciation and amortization             --          --           6,618              --       6,618
Corporate general and
  administrative expenses              2,583          --              --              --       2,583
(Loss in) equity in earnings of
  subsidiaries                          (797)        489              --             308          --
                                    --------    --------    ------------    ------------    --------
  Operating (loss) income             (3,380)        489           1,060             308      (1,523)

Interest expense                          --      (1,774)             --              --      (1,774)
Gain on sale of assets                 4,459          --              --              --       4,459
Other expense                             --          --            (272)             --        (272)
                                    --------    --------    ------------    ------------    --------
Income (loss) before cumulative
  effect of accounting change and
  income taxes                         1,079      (1,285)            788             308         890
Income tax (expense) benefit            (410)        488            (299)            821         600
                                    --------    --------    ------------    ------------    --------
Income (loss) before cumulative
  effect of accounting change            669        (797)            489           1,129       1,490
Cumulative effect of
  accounting change, net of
  income taxes                            --          --              --              --          --
                                    --------    --------    ------------    ------------    --------
Net income (loss)                   $    669    $   (797)   $        489    $      1,129    $  1,490
                                    --------    --------    ------------    ------------    --------


                                            Condensed Consolidating Balance Sheets
                                                         (in thousands)
                                                         June 30, 2002
                                                         -------------

                                                        GUARANTOR
                                  RCI         RBI      SUBSIDIARIES   ELIMINATIONS      TOTAL
                               ---------   ---------   ------------   ------------    ---------
Cash and cash equivalents      $      --   $   1,260   $         --   $         --    $   1,260
Accounts receivable, net              --          --         12,036             --       12,036
Other current assets                 418          --            533             --          951
                               ---------   ---------   ------------   ------------    ---------
  Total current assets               418       1,260         12,569             --       14,247

Intercompany receivable               --          --         20,110        (20,110)          --
Investment in subsidiaries       282,086     312,820             --       (594,906)          --
Property and equipment, net          370          --         25,674             --       26,044
Intangible assets, net                --          --        249,366             --      249,366
Goodwill, net                         --       1,290         11,342             --       12,632
Other assets, net                     --          --          1,422             --        1,422
                               ---------   ---------   ------------   ------------    ---------
  Total assets                 $ 282,874   $ 315,370   $    320,483   $   (615,016)   $ 303,711
                               ---------   ---------   ------------   ------------    ---------

Accounts payable and
  accrued expenses             $     718   $     205   $      5,456   $         --    $   6,379
Intercompany payable                  --      20,110             --        (20,110)          --
                               ---------   ---------   ------------   ------------    ---------
  Total current liabilities          718      20,315          5,456        (20,110)       6,379

Long-term debt, less current
  portion                            420      12,969             --             --       13,389
Deferred taxes and other
  long-term liabilities               --          --          2,206             --        2,206
                               ---------   ---------   ------------   ------------    ---------
  Total liabilities                1,138      33,284          7,662        (20,110)      21,974

Stockholders' equity             281,736     282,086        312,821       (594,906)     281,737
                               ---------   ---------   ------------   ------------    ---------
  Total liabilities and
     stockholder's equity      $ 282,874   $ 315,370   $    320,483   $   (615,016)   $ 303,711
                               ---------   ---------   ------------   ------------    ---------


                                            Condensed Consolidating Balance Sheets
                                                         (in thousands)
                                                       December 31, 2001
                                                       -----------------

                                                        GUARANTOR
                                  RCI         RBI      SUBSIDIARIES   ELIMINATIONS      TOTAL
                               ---------   ---------   ------------   ------------    ---------
Cash and cash equivalents      $      --   $   1,765   $         --   $         --    $   1,765
Accounts receivable, net              --          --          9,772             --        9,772
Other current assets                 221          --            421             --          642
                               ---------   ---------   ------------   ------------    ---------
  Total current assets               221       1,765         10,193             --       12,179

Intercompany receivable               --          --         15,587        (15,587)          --
Investment in subsidiaries       209,591     308,998             --       (518,589)          --
Property and equipment, net          403          --         25,414             --       25,817
Intangible assets, net                --          --        253,643             --      253,643
Goodwill, net                         --       1,290         11,487             --       12,777
Other assets, net                     --          --          1,940             --        1,940
                               ---------   ---------   ------------   ------------    ---------
  Total assets                 $ 210,215   $ 312,053   $    318,264   $   (534,176)   $ 306,356
                               ---------   ---------   ------------   ------------    ---------

Accounts payable and
  accrued expenses             $   1,382   $     351   $      4,321   $         --    $   6,054
Intercompany payable                  --      15,587             --        (15,587)          --
                               ---------   ---------   ------------   ------------    ---------
  Total current liabilities        1,382      15,938          4,321        (15,587)       6,054

Long-term debt, less current
  portion                            495      86,524             --             --       87,019
Deferred taxes and other
  long-term liabilities               --          --          4,945             --        4,945
                               ---------   ---------   ------------   ------------    ---------
  Total liabilities                1,877     102,462          9,266        (15,587)      98,018

Stockholders' equity             208,338     209,591        308,998       (518,589)     208,338
                               ---------   ---------   ------------   ------------    ---------
  Total liabilities and
     stockholder's equity      $ 210,215   $ 312,053   $    318,264   $   (534,176)   $ 306,356
                               ---------   ---------   ------------   ------------    ---------


                                       Condensed Consolidating Statements of Cash Flows
                                                           (in thousands)
                                            For the six months ended June 30, 2002
                                            --------------------------------------

                                                        GUARANTOR
                                  RCI         RBI      SUBSIDIARIES    ELIMINATIONS     TOTAL
                               --------    --------    ------------    ------------   --------
Cash flows (used in)
  provided by operating
  activities                   $ (1,525)   $ (1,150)   $      4,126    $         --   $  1,451

Acquisitions of radio
  stations and related
  acquisition costs                  --      (4,312)             --              --     (4,312)
Capital expenditures                 --          --          (1,432)             --     (1,432)
Net proceeds from sale of
  radio stations                     --          --           1,829              --      1,829
                               --------    --------    ------------    ------------   --------
Net cash (used in) provided
  by investing activities            --      (4,312)            397              --     (3,915)

Net proceeds from issuance
  of common stock                75,589          --              --              --     75,589
Principal payments on long-
  term debt                          --     (74,630)             --              --    (74,630)
Long-term debt borrowings            --       1,000              --              --      1,000
Net transfers (to)/from
  subsidiaries                  (74,064)     78,587          (4,523)             --         --
                               --------    --------    ------------    ------------   --------
Net cash provided by (used
  in) financing activities        1,525       4,957          (4,523)             --      1,959
                               --------    --------    ------------    ------------   --------
Decrease in cash and cash
  equivalents                        --        (505)             --              --       (505)
Cash and cash equivalents at
  beginning of period                --       1,765              --              --      1,765
                               --------    --------    ------------    ------------   --------
Cash and cash equivalents at
  end of period                $     --    $  1,260    $         --    $         --   $  1,260
                               --------    --------    ------------    ------------   --------


                                       Condensed Consolidating Statements of Cash Flows
                                                           (in thousands)
                                            For the six months ended June 30, 2001
                                            --------------------------------------

                                                        GUARANTOR
                                  RCI         RBI      SUBSIDIARIES    ELIMINATIONS     TOTAL
                               --------    --------    ------------    ------------   --------
Cash flows (used in)
  provided by operating
  activities                   $   (954)   $   (952)   $      3,567    $         --   $  1,661

Acquisitions of radio
  stations and related
  acquisition costs                  --      (4,952)             --              --     (4,952)
Other investments                    90          --              --              --         90
Capital expenditures                 --          --          (1,552)             --     (1,552)
Net proceeds from sale of
  radio stations                 13,440          --              --              --     13,440
                               --------    --------    ------------    ------------   --------
Net cash provided by (used in)
investing activities             13,530      (4,952)         (1,552)             --      7,026

Principal payments on long-
  term debt                         (30)    (14,200)             --              --    (14,230)
Long-term debt borrowings            --       6,000              --              --      6,000
Net proceeds from issuance
  of common stock                    14          --              --              --         14
Net transfers (to)/from
subsidiaries                    (12,560)     14,575          (2,015)             --         --
                               --------    --------    ------------    ------------   --------
Net cash (used in) provided by
financing activities            (12,576)      6,375          (2,015)             --     (8,216)

                               --------    --------    ------------    ------------   --------
Increase in cash and cash
  equivalents                        --         471              --              --        471
Cash and cash equivalents at
   beginning of period               --         778              --              --        778
                               --------    --------    ------------    ------------   --------
Cash and cash equivalents at
  end of period                $     --    $  1,249    $         --    $         --   $  1,249
                               --------    --------    ------------    ------------   --------

5.    CAPITAL STOCK

      The Company's authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued at June 30, 2002 or 2001. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

      On February 4, 2002, the Company issued 174,917 shares of common stock to Connoisseur Communications of Flint, L.L.P., valued at approximately $1.0 million, for the option to purchase WFGR-FM, serving the Grand Rapids, Michigan market.

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

      On April 29, 2002, the Company completed the sale of 10.5 million shares of its common stock at a price of $7.50 per share. Net cash proceeds to the Company after underwriting discounts and commissions were approximately $74.6 million. Approximately $70.6 million of the proceeds were used to pay down outstanding indebtedness under the Company's credit facility. The remaining $4.0 million of proceeds were used to partially fund the Company's acquisitions of WRCL-FM, serving the Flint, Michigan market, and WFGR-FM, serving the Grand Rapids, Michigan market during the second quarter of 2002.

      On June 1, 2002, the Company issued 208,905 shares of common stock, valued at approximately $1.4 million, in conjunction with its subsidiary merger with The Frankenmuth Radio Co., Inc. An additional 631 shares of common stock were issued as payment for prorated expenses associated with the closing.

      Based on the approval by Regent's Board of Directors of a program to buy back up to $10.0 million of its common stock, during the third quarter of 2000, Regent began buying back shares of its common stock at certain market price levels. Regent acquired a total of 1,088,600 shares of its common stock for an aggregate purchase price of approximately $5.6 million in 2000. No shares were repurchased during 2001 or the first two quarters of 2002. During the first half of 2002, Regent reissued 14,721 shares of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company's 401(k) plan.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

      The Company's intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Consistent with the application provisions of SFAS 142, the Company applied a fair value approach to test impairment of both indefinite-lived intangible assets and goodwill. Based on the results of this evaluation, during the first quarter of 2002, the Company recorded impairment charges against indefinite-lived intangibles of approximately $3.9 million, net of income taxes of approximately $2.4 million, and against goodwill of approximately $2.2 million, net of income taxes of approximately $1.4 million. Regent has reflected this charge as a component of cumulative effect of accounting change in its Statements of Operations. In estimating future cash flows, the Company considered the impact of the economic slow down in the radio industry at the end of 2001. These conditions, combined with the change in methodology for testing for impairment, which previously employed the utilization of undiscounted cash flow projections, adversely impacted the cash flow projections used to determine the fair value of the FCC licenses, as well as each reporting unit. No impairment charge was appropriate under the FASB's previous goodwill impairment standard, which was based on undiscounted cash flows.

      Assuming amortization of goodwill and other indefinite-lived intangible assets had been discontinued at January 1, 2001, the comparable net income
(loss) and net income (loss) per share (basic and diluted) for the prior-year periods would have been:


                                                   THREE MONTHS               SIX MONTHS
                                                  ENDED JUNE 30,            ENDED JUNE 30,
                                                  --------------            --------------
                                                2002         2001         2002          2001
                                             ----------   ----------   ----------    ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Reported net income (loss)                   $    1,674   $    2,498   $   (4,396)   $    1,490
Add back: Goodwill amortization                      --          193           --           253
Add back: FCC license amortization                   --        1,492           --         2,997
                                             ----------   ----------   ----------    ----------
Adjusted net income (loss)                   $    1,674   $    4,183   $   (4,396)   $    4,740
                                             ==========   ==========   ==========    ==========

Basic and diluted income (loss) per share:

Reported net income (loss) per share         $     0.04   $     0.07   $    (0.11)   $     0.04
Impact of goodwill amortization                      --         0.01           --          0.01
Impact of FCC license amortization                   --         0.04           --          0.09
                                             ----------   ----------   ----------    ----------
Adjusted net income (loss) per share         $     0.04   $     0.12   $    (0.11)   $     0.14
                                             ==========   ==========   ==========    ==========

DEFINITE-LIVED INTANGIBLE ASSETS

      The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the life of the agreement. In accordance with the transitional requirements of SFAS 142, the Company reassessed the useful lives of these intangibles and made no changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for the Company's definite-lived intangibles at June 30, 2002 and December 31, 2001 (in thousands):


                                          JUNE 30, 2002            DECEMBER 31, 2001
                                          -------------            -----------------
                                      GROSS                       GROSS
                                    CARRYING     ACCUMULATED    CARRYING     ACCUMULATED
                                     AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                                   ----------   ------------   ----------   ------------
Non-compete agreements and other   $      762   $        221   $      862   $        249
                                   ----------   ------------   ----------   ------------
  Total                            $      762   $        221   $      862   $        249
                                   ==========   ============   ==========   ============

      The aggregate amortization expense related to the Company's definite-lived intangible assets for the three- and six-month periods ended June 30, 2002 and for the year ended December 31, 2001 was approximately $37,000, $72,000 and $220,000, respectively. The estimated annual amortization expense for the years ending December 31, 2003, 2004, 2005 and 2006 is approximately $134,000, $113,000, $100,000 and $42,000, respectively.

INDEFINITE-LIVED INTANGIBLE ASSETS

      The Company's indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead will test the assets at least annually for impairment. The following table presents the carrying amount for the Company's indefinite-lived intangible assets at June 30, 2002 and December 31, 2001 (in thousands):


                                             JUNE 30,         DECEMBER 31,
                                               2002              2001
                                               ----              ----
                   FCC licenses           $      248,825    $      253,030
                                          --------------    --------------
                     Total                $      248,825    $      253,030
                                          ==============    ==============

GOODWILL

      SFAS 142 requires the Company to test goodwill for impairment using a two-step process. Step one identifies potential impairment, while step two measures the amount of the impairment. The following table presents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2002 (in thousands):


                                                      GOODWILL

                                                      --------
Balance as of December 31, 2001                       $ 12,777
Adjustments                                              2,867
Acquisition related goodwill                               565
Impairment loss related to the adoption of SFAS 142
(pre-tax)                                               (3,577)
                                                      --------
Balance as of June 30, 2002                           $ 12,632
                                                      ========

      The adjustment to goodwill primarily relates to a reclassification to goodwill from FCC licenses upon the adoption of SFAS 142.

7.    EARNINGS PER SHARE

      Statement of Financial Accounting Standards No. 128 ("SFAS 128") calls for the dual presentation of basic and diluted earnings per share ("EPS"). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price in excess of the Company's average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.


                                                           Three Months           Six Months
                                                          Ended June 30,        Ended June 30,
                                                          --------------        --------------
                                                          2002       2001       2002        2001
                                                        --------   --------   --------    --------
                                                         (in thousands, except per share amounts)
Net income before cumulative
  effect of accounting change                           $  1,674   $  2,498   $  1,742    $  1,490
Cumulative effective of accounting change,
  net of applicable income taxes of $3,762                    --         --     (6,138)         --
                                                        --------   --------   --------    --------
 Net income (loss)                                      $  1,674   $  2,498   $ (4,396)   $  1,490
                                                        ========   ========   ========    ========

Weighted average basic common shares                      43,361     33,863     39,639      33,820
Dilutive effect of stock options and warrants                897        811        745         854
                                                        --------   --------   --------    --------
Weighted average diluted common shares                    44,258     34,674     40,384      34,674

Basic and diluted net income (loss) per common share:
   Income before cumulative effect of
       accounting change                                $   0.04   $   0.07   $   0.04    $   0.04
  Cumulative effect of accounting change                      --         --      (0.15)         --
                                                        --------   --------   --------    --------
     Net income (loss)                                  $   0.04   $   0.07   $  (0.11)   $   0.04
                                                        ========   ========   ========    ========

8.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that employees who are involuntarily terminated receive in certain instances. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt this standard for lease transactions entered into after May 15, 2002 and has determined the impact of adoption to be immaterial. The provisions of SFAS 145 related to debt extinguishments will be adopted on January 1, 2003, and could have an impact on the Company, to the extent that the Company would make any changes to its credit facility. There were no extinguishments of debt during the six months ended June 30, 2002 or 2001.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of a business. SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Furthermore, future operating losses relating to discontinued operations can no longer be recorded before they occur. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. The Company adopted SFAS 144, as required, in the first quarter of 2002 and have deemed that the impact of adoption is not material.

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

RESULTS OF OPERATIONS

A comparison of the three and six months ended June 30, 2002 versus June 30, 2001 follows:

Comparison of three months ended June 30, 2002 to three months ended June 30,
2001

      Our results from operations for the second quarter of 2002 showed significant increases over the same period of 2001, primarily due to the acquisitions of stations in Lafayette, Louisiana and Peoria, Illinois during the second half of the 2001 year. These increases were partially offset by the sale of our three stations in Palmdale, California during the second quarter of 2001. Net broadcast revenues in the second quarter of 2002 increased by 17.8%, from $14.7 million in the second quarter of 2001 to $17.3 million in the second quarter of 2002, and station operating expenses increased 16.2%, from $9.9 million in the second quarter of 2001 to $11.5 million in the second quarter of 2002. This resulted in an increase in broadcast cash flow of 21.0%, from $4.8 million in the second quarter of 2001, to $5.8 million in the second quarter of 2002.

      While the acquisitions mentioned above have affected the comparability of our 2002 results from operations to those of 2001, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of any markets held for sale. This group of comparable markets is currently represented by ten markets and 43 radio stations. In these comparable markets, for the three months ended June 30, 2002, as compared to the same period in 2001, our net broadcast revenues, excluding barter revenues, remained flat and broadcast cash flow increased by 4.9%. The flat net revenue was due primarily to the sluggish economic conditions present during the second quarter of 2002. Same station operating expenses decreased by 3.1% due to lower promotion and administrative expenses during the period, resulting in an increase in broadcast cash flow.

      Corporate general and administrative expense was $1.5 million in the second quarter of 2002, compared to $1.3 million in the second quarter of 2001. This increase was due to a combination of the following: salary components of resources who were charged at the market level in 2001 and were charged to corporate expense in 2002; increased legal fees, primarily related to the implementation of various company benefit plans; and an increase in Directors' and Officers' insurance premiums.

      Interest expense decreased 24.2% from approximately $0.8 million during the second quarter of 2001, to $0.6 million during the second quarter of 2002, primarily as a result of the paydown of outstanding debt under our credit facility with proceeds from our April stock offering. Lower interest rates during the second quarter of 2002, as compared to the same period in 2001, also contributed to the decrease in interest expense.

      Depreciation and amortization expense decreased 74.1%, from $3.3 million in 2001 to $0.8 million in 2002. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which eliminated the amortization of goodwill and other intangible assets determined to have an indefinite life, and also requires an annual impairment testing of those assets. Amortization expense related to goodwill and indefinite-lived intangible assets was approximately $2.7 million for the three months ended June 30, 2001.

      We recognized a pre-tax gain on the sale of our Palmdale, California radio stations of approximately $4.5 million during the second quarter of 2001.

      The effective tax rate for the second quarter of 2002 differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes of 4.0%, net of federal benefit.

      Net income per common share for the second quarter of 2002 was $0.04 compared to a net income per share of $0.07 in the second quarter of 2001. The variance was primarily the result of the gain from the sale of the Palmdale, California stations during the second quarter of 2001, partially offset by the decrease in amortization expense in the second quarter of 2002.

Comparison of six months ended June 30, 2002 to six months ended June 30, 2001

      Our results of operations for the first six months of 2002 were significantly higher than the same period in 2001, due primarily to the acquisitions of stations in Lafayette, Louisiana and Peoria, Illinois during the second half of 2001, offset partially by the sale of our three stations in Palmdale, California during the second quarter of 2001. Net broadcast revenues for the first six months of 2002 were $30.2 million, a 16.4% increase over net revenue of $26.0 million for the first six months of 2001. For the same period, station operating expenses increased 16.9%, from $18.3 million in 2001 to $21.4 million in 2002. This resulted in an increase in broadcast cash flow of 15.0%, from $7.7 million for the first six months of 2001, to $8.8 million for the first six months of 2002.

      Corporate general and administrative expense was $3.1 million for the first six months of 2002, compared with $2.6 million for the comparable 2001 period. The increase was due primarily to a combination of the following: salary components of resources who were charged at the market level in 2001 and were charged to corporate expense in 2002; increased legal fees, primarily related to the implementation of various company benefit plans; and an increase in Directors' and Officers' insurance premiums.

      Interest expense decreased 16.5%, from approximately $1.8 million during the first six months of 2001, to $1.5 million for the first six months of 2002, primarily as a result of the paydown of outstanding debt under the credit facility with proceeds from our April stock offering. Lower interest rates during 2002, as compared to 2001, also contributed to the decrease in interest expense.

      Depreciation and amortization expense decreased 74.6%, from $6.6 million for the first six months of 2001 to $1.7 million for the comparable period in 2002. Effective January 1, 2002, we adopted the provisions of SFAS 142, which eliminated the amortization of goodwill and other intangible assets determined to have an indefinite life, and also requires an annual impairment testing of those assets. Amortization expense related to goodwill and indefinite-lived intangible assets was approximately $5.2 million for the six months ended June 30, 2001.

      On March 12, 2002, we completed the sale of WGNA-AM in Albany, New York for $2.0 million in cash. We recorded a gain on the sale of long-lived assets of approximately $442,000 from the sale.

      We recognized a pre-tax gain on the sale of our Palmdale, California radio stations of approximately $4.5 million during the second quarter of 2001.

      The effective tax rate for the first six months of 2002 differs from that computed at the federal statutory rate of 34% principally because of the effect of state income taxes of 4.0%, net of federal benefit. For the first six months of 2001, the effective tax rate differed from that computed at the federal statutory rate of 34% due to the effect of state income taxes of 2.5%, net of federal benefit, and an increase in deferred tax assets for a true-up of net operating loss carryforwards in the first quarter of 2001.

      Upon adoption of SFAS 142, we completed a transitional impairment analysis of our indefinite-lived FCC licenses and recorded an impairment loss of approximately $3.9 million, net of income tax benefit of approximately $2.4 million. Additionally, we completed the two-step transitional impairment analysis of goodwill and recorded an impairment loss of approximately $2.2 million, net of income tax benefit of approximately $1.4 million. These losses were recorded as a cumulative effect of accounting change during the first quarter of 2002.

      Net income per common share before cumulative effect of accounting change for the first six months of both 2002 and 2001 was $0.04. The gain from the sale of the Palmdale, California stations during the first six months of 2001 and the income tax benefit from the adjustment of our net operating loss carryforwards were offset by the decrease in amortization expense for the first six months of 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash and cash equivalents balance at June 30, 2002 was approximately $1.3 million compared to $1.2 million at June 30, 2001. Net cash provided by operating activities was $1.5 million in 2002 compared to $1.7 million in 2001. The decrease was due primarily to the increase in accounts receivable during the first six months of 2002, primarily the result of the Lafayette acquisition during December 2001. Cash flow used in investing activities during the first six months of 2002 was $3.9 million, compared to $7.0 million provided by investing activities in 2001. The primary reason for the change was proceeds received during 2001 for the sale of the Palmdale, California radio stations. This was offset partially by proceeds received from the sale of WGNA-AM in Albany, New York during the first quarter of 2002. Cash flows provided by financing activities were $2.0 million in 2002 compared to $8.2 million used in financing activities in 2001. The change is due primarily to the payment of long-term debt with proceeds from our common stock offering in April 2002. During the comparable 2001 period, proceeds from the sale of our Palmdale, California radio stations were used to paydown borrowings under our credit facility.

Sources of funds

      On April 29, 2002, we completed the sale of 10.5 million shares of our common stock at a price of $7.50 per share. Net cash proceeds after underwriting discounts and commissions were approximately $74.6 million. Approximately $70.6 million of the proceeds were used to pay down outstanding borrowings under our credit facility. The remaining $4.0 million of proceeds were used to fund a portion of the Haith and Frankenmuth transactions.

      We have a credit agreement with a group of lenders, which provides for a senior reducing revolving credit facility in the initial amount of $125.0 million maturing December 31, 2006. The credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund permitted acquisitions. The facility also permits us to request from time to time that the lenders issue letters of credit in an aggregate amount up to $25.0 million in accordance with the same lending provisions. The commitment and our maximum borrowings, including the permanent reduction due to excess cash flow in April 2002 and the scheduled quarterly reductions, reduce over five years beginning in 2002, as follows (in thousands):


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

      The scheduled reduction in available commitment amounts each year occurs ratably over each quarter. For 2002, the quarterly reduction amount is $4,687,500. The $25.0 million letter of credit sub-limit also reduces proportionately but not below $15.0 million. Mandatory prepayments and commitment reductions are also required upon certain asset sales, subordinated debt proceeds, excess cash flow amounts and sales of equity securities. On April 30, 2002, the available commitment amount under the credit facility was permanently reduced by approximately $3.9 million due to the provisions of the excess cash flow calculation. We received net proceeds of approximately $74.6 million from the April 29, 2002 public sale of our common stock, which we used to pay down approximately $70.6 million of outstanding indebtedness under the facility. Under the terms and conditions of the credit facility, we exercised our option to provide a reinvestment notice to the lender, which will allow us to re-borrow substantially all of the net proceeds received from the common stock offering. The notice will allow us to re-borrow such monies for acquisitions and other permitted investments which we complete and/or for which we obtain binding agreements within 270 days of our debt repayment. We are actively exploring acquisition opportunities and anticipate fully reinvesting such monies within the applicable time periods; however, there can be no assurances in this regard. If we are unable to reinvest these monies in suitable acquisitions, the amount of our available commitment would be reduced by the amount of any un-reinvested proceeds unless we were able to obtain a waiver or modification of the credit facility terms. At August 5, 2002 there were borrowings of approximately $12.5 million outstanding under the facility, and there were approximately $99.2 million of available borrowings, subject to the terms and conditions of the credit facility.

      Under the terms of the facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon our financial leverage. Borrowings outstanding at June 30, 2002 bore interest at an average rate of 4.3%.

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

      On March 12, 2002, we completed the sale of WGNA-AM in Albany, New York to ABC, Inc. for $2.0 million. We recognized a pre-tax gain of approximately $442,000 on the sale of the station assets, which was treated as the sale of long-lived assets.

Uses of funds

      On June 1, 2002, we acquired, by a subsidiary merger with The Frankenmuth Radio Co., Inc., WRCL-FM (formerly WZRZ-FM) serving the Flint, Michigan market for 208,905 shares of our common stock, valued at approximately $1.4 million. We also acquired the land and broadcasting assets used by WRCL-FM from MTE Corporation, a related entity, for approximately $0.6 million in cash. In 2001, we placed $125,000 in escrow to secure our obligations under this agreement. We had previously provided programming and other services to the station under a time brokerage agreement, effective January 1, 2002. An additional 631 shares of common stock were issued as payment for prorated expenses associated with the closing of the acquisitions. The cash portion of the acquisition, net of the escrow amount, was funded from the proceeds from our April 29, 2002 common stock offering.

      Also on June 1, 2002, we purchased the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million in cash. In 2001, we placed $250,000 in escrow to secure our obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002, we purchased the option to buy WFGR-FM from Connoisseur Communications of Flint, L.L.P. for approximately

$1.0 million, paid by the issuance of 174,917 shares of Regent common stock. We had previously provided programming and other services to the station under a time brokerage agreement, effective January 1, 2002. The acquisition, net of the escrow amount, was funded from the proceeds from our April 29, 2002 common stock offering.

      During the first six months of 2002, we used the remaining proceeds from our April stock offering, net proceeds from the sale of WGNA-AM in Albany, New York, the cash received from the release of our private placement shares held in escrow, and cash from continuing operations to pay down approximately $74.6 million of indebtedness under our credit facility. Additionally during the first half of 2002, we funded capital expenditures of approximately $1.4 million, related primarily to expansion and relocation activities in our Flint and Grand Rapids, Michigan and Utica, New York markets to accommodate and/or consolidate our recently completed and pending acquisitions, and to create cost savings over the long term. We expect capital expenditures to be approximately $4.0 million for 2002.

Pending Acquisitions

      On November 15, 2001, we entered into an agreement with Covenant Communications Corporation to acquire substantially all of the assets of WRXF-FM and WLSP-AM, serving the Flint, Michigan market, for $1.3 million in cash. In 2001, we placed in escrow $65,000 to secure our obligations under this agreement. Applications seeking approval from the Federal Communications Commission for the transfer of the station licenses have been received, and we expect to consummate this transaction in the third quarter of 2002. On December 3, 2001, we began providing programming and other services to the stations under a time brokerage agreement.

      We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to complete our pending acquisitions and to meet our requirements for corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness. After giving effect to all pending transactions, the outstanding borrowings under our credit facility would be approximately $13.7 million with available borrowings of approximately $98.0 million, subject to the terms and conditions of the credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that employees who are involuntarily terminated receive in certain instances. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and

Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30"). Applying the provisions of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, "Accounting for Leases," to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We will adopt this standard for lease transactions entered into after May 15, 2002 and have determined the impact of adoption to be immaterial. The provisions of the SFAS 145 related to debt extinguishments will be adopted on January 1, 2003, and could have an impact on us, to the extent that we would make any changes to our credit facility. We had no debt extinguishments during the three months ended March 31, 2002 or 2001.

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

UPDATE TO CRITICAL ACCOUNTING POLICIES

      Due to the implementation of SFAS 142, our accounting policies related to the carrying values of goodwill and indefinite-lived intangible assets have changed. In accordance with the provisions of SFAS 142, goodwill is now tested for impairment using a two-step process, which identifies any potential goodwill impairment, and measures the amount of goodwill impairment loss to be recognized, if any. In addition, the impairment test for indefinite-lived intangibles consists of a comparison of the fair value of the intangible asset with its carrying value. To test for any potential impairment of both goodwill and indefinite-lived intangible assets, we employ a fair value approach, which is based on discounted cash flows. Goodwill and indefinite-lived intangible assets will be tested for impairment at least annually. We have made no changes to any other critical accounting policies referenced in our Form 10-K for the year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of June 30, 2002 we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at June 30, 2002, a one percent (1%) change in the weighted average interest rate would change our annual interest expense by approximately $125,000.

PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We currently and from time to time are involved in litigation incidental to the conduct of our business. Please see our Form 10-Q for the first quarter of 2002 regarding the lawsuit filed against us relating to our initial public offering. In the opinion of our management, we are not a party to any lawsuit or legal proceeding, which is likely to have a material adverse effect on our business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On June 1, 2002, we issued 208,905 shares of our common stock to acquire by subsidiary merger The Frankenmuth Radio Co., Inc., owner of WZRZ-FM serving the Flint, Michigan market. An additional 631 shares of common stock were issued as payment of prorated closing costs associated with the acquisition. These securities were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Regent Communications, Inc. 2002 Annual Meeting of Stockholders was held on May 16, 2002. At the Annual Meeting, stockholders were asked to vote upon (1) the election of directors, (2) a proposal to approve the adoption of the Regent Communications, Inc. Employee Stock Purchase Plan, and (3) a proposal to approve the adoption of the Regent Communications, Inc. Senior Management Bonus Plan.


      The specific matters voted upon and the results of the voting were as follows:

      (1) Our nine incumbent directors were re-elected to serve for an additional one-year term expiring at the next annual meeting of stockholders. The directors were elected as follows:


      Name of Director               Shares Voted "FOR"          Shares Withheld
      ----------------               ------------------          ---------------

      Terry S. Jacobs                   31,453,377                  1,635,968
      William L. Stakelin               31,454,163                  1,635,182
      Joel M. Fairman                   32,897,143                    192,202
      Kenneth J. Hanau                  32,831,843                    257,502
      William H. Ingram                 32,835,143                    254,202
      R. Glen Mayfield                  32,835,043                    254,302
      Richard H. Patterson              32,898,143                    191,202
      William P. Sutter, Jr.            32,894,743                    194,602
      John H. Wyant                     32,898,143                    191,202

      (2) The proposal to approve the adoption of the Regent Communications, Inc. Employee Stock Purchase Plan was adopted by an affirmative vote as follows:


                           Shares Voted "FOR"                    32,694,056
                           Shares Voted "AGAINST"                    44,426
                           Shares  "ABSTAINING"                     350,863

      (3) The proposal to approve the adoption of the Regent Communications, Inc. Senior Management Bonus Plan was adopted by an affirmative vote as follows:


                           Shares Voted "FOR"                    29,496,599
                           Shares Voted "AGAINST"                 3,235,391
                           Shares Voted "ABSTAINING"                357,355

ITEM 5. OTHER INFORMATION

      On July 15, 2002, Hendrik "Henk" J. Hartong Jr., Managing General Partner of Brynwood Partners, was appointed to Regent's Board of Directors. Mr. Hartong assumed the role of Managing Partner of the Weiss, Peck and Greer Private Equity Portfolio in May 2002. Mr. Hartong is replacing Kenneth J. Hanau, who previously represented Weiss, Peck and Greer as Managing Partner, and who served on the Board of Directors from August 1999 until his resignation in July 2002.

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

                                 REGENT COMMUNICATIONS, INC.



Date: August 14, 2002            By: /s/ Terry S. Jacobs
                                     -------------------------------------------
                                     Terry S. Jacobs, Chairman of the Board
                                     and Chief Executive Officer



Date: August 14, 2002            By: /s/ Anthony A. Vasconcellos
                                     -------------------------------------------
                                     Anthony A. Vasconcellos, Chief
                                     Financial Officer and Senior Vice President
                                     (Chief Accounting Officer)

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

3(i)* Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant's Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)* Credit Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(a) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(b)* Omnibus Amendment No. 1 and Amendment No. 1 to Credit Agreement dated as of February 4, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(e) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(c)* Amendment No. 2 and Consent, dated as of August 23, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(c) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(d)* Amendment No. 3 dated as of December 1, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(d) to the Registrant's Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(e)* Revolving Credit Note dated as of February 7, 2000 made by Regent Broadcasting, Inc. in favor of Fleet National Bank in the original principal amount of $25 million (previously filed as Exhibit 4(f) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference) (See Note 1 below)

4(f)* Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(g)* Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(h)* Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant's Form 8-K filed February 10, 2000 and incorporated herein by this reference)

99.1              Certificate of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2              Certificate of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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