Form 10-Q
period 2002-09-30
REGENT COMMUNICATIONS INC
filed 2002-11-15
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      Yes ☒       No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value – 46,554,695 shares outstanding as of November 6, 2002

REGENT COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

INDEX
Page Number

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 (unaudited) and September 30, 2001 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
PART II OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 2. Changes in Securities and Use of Proceeds	33
Item 6. Exhibits and Reports on Form 8-K	34

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Gross broadcast revenues	$20,659	$15,507	$54,117	$44,119
Less agency commissions	1,949	1,478	5,159	4,098

Net broadcast revenues	18,710	14,029	48,958	40,021
Station operating expenses	12,744	9,851	34,160	28,165
Depreciation and amortization	798	3,380	2,476	9,998
Corporate general and administrative expenses	1,498	1,227	4,583	3,810
Gain on sale of long-lived assets	—	—	442	—

Operating income (loss)	3,670	(429)	8,181	(1,952)
Interest expense, net	(377)	(724)	(1,859)	(2,498)
Other expense, net	(15)	(239)	(234)	(515)
Gain on sale of radio stations	—	—	—	4,463

Income (loss) before cumulative effect of accounting change and income taxes	3,278	(1,392)	6,088	(502)
Income tax (expense) benefit	(1,461)	400	(2,529)	1,000

Income (loss) before cumulative effect of accounting change	1,817	(992)	3,559	498
Cumulative effect of accounting change, net of applicable income taxes of $3,762	—	—	(6,138)	—

Net income (loss)	$1,817	$(992)	$(2,579)	$498

Basic and diluted income (loss) per common share:
Before cumulative effect of accounting change	$0.04	$(0.03)	$0.08	$0.01

Net income (loss)	$0.04	$(0.03)	$(0.06)	$0.01

Weighted average number of common shares:
Basic	46,759	34,153	42,039	33,945
Diluted	47,075	34,153	42,584	34,851

The accompanying notes are an integral part of these condensed consolidated financial statements

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,973	$1,765
Accounts receivable, less allowance of $906 and $719 at September 30, 2002 and December 31, 2001, respectively	11,600	9,772
Other current assets	1,037	642

Total current assets	16,610	12,179
Property and equipment, net	26,112	25,817
Intangible assets, net	237,544	253,643
Goodwill, net	26,754	12,777
Other assets, net	1,399	1,940

Total assets	$308,419	$306,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,869	$2,044
Accrued compensation	1,832	1,000
Accrued expenses and other current liabilities	2,856	3,010

Total current liabilities	7,557	6,054
Long-term debt, less current portion	12,874	87,019
Deferred taxes and other long-term liabilities	5,535	4,945

Total liabilities	25,966	98,018
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,042,024 and 36,948,362 shares issued at September 30, 2002 and December 31, 2001, respectively	480	369
Treasury shares, 1,465,110 and 1,308,173 shares, at cost, at September 30, 2002 and December 31, 2001, respectively	(7,476)	(6,757)
Additional paid-in capital	347,996	270,694
Retained deficit	(58,547)	(55,968)

Total stockholders’ equity	282,453	208,338

Total liabilities and stockholders’ equity	$308,419	$306,356

The accompanying notes are an integral part of these condensed consolidated financial statements

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,

	2002	2001

Cash flows from operating activities:
Net cash provided by operating activities	$7,635	$4,977
Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	(4,691)	(19,503)
Capital expenditures	(2,421)	(2,129)
Net proceeds from sale of radio stations	—	13,440
Net proceeds from disposal of long-lived assets	1,829	—
Escrow deposits for acquisitions of radio stations	—	(375)
Other	—	23

Net cash used in investing activities	(5,283)	(8,544)
Cash flows from financing activities:
Net proceeds from issuance of common stock	75,775	20
Principal payments on long-term debt	(79,145)	(16,476)
Purchase of treasury shares	(954)	—
Long-term debt borrowings	5,000	20,500
Payment of equity issuance costs	(820)	(10)

Net cash (used in) provided by financing activities	(144)	4,034

Net increase in cash and cash equivalents	2,208	467
Cash and cash equivalents at beginning of period	1,765	778

Cash and cash equivalents at end of period	$3,973	$1,245

Supplemental schedule of non-cash financing and investing activities:
Common stock issued in conjunction with the acquisition of option to purchase stations in Grand Rapids, Michigan	$999	$—
Common stock issued in conjunction with the acquisition of stations in Flint, Michigan	$1,446	$—
Common stock issued in conjunction with the acquisition of six radio stations in Peoria, Illinois	$—	$6,000

The accompanying notes are an integral part of these condensed consolidated financial statements

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

           Regent Communications, Inc. (including its wholly-owned subsidiaries, the “Company” or “Regent”) was formed to acquire, own and operate radio stations in medium-sized and small markets in the United States.

           The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 2001 condensed consolidated balance sheet was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Regent’s Form 10-K for the year ended December 31, 2001.

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

           On June 1, 2002, the Company acquired, through a subsidiary merger with The Frankenmuth Radio Co., Inc., WRCL-FM (formerly WZRZ-FM) serving the Flint, Michigan market, for 209,536 shares of Regent common stock, valued at approximately $1.4 million. The Company also purchased the land and broadcasting assets used by WRCL-FM from MTE Corporation, a related entity, for approximately $0.6 million in cash, net of $125,000, which the Company placed in escrow in 2001 to secure its obligations under these agreements. Prior to the closing, the Company provided programming and other services to the station under a time brokerage agreement, which began January 1, 2002. The Company has allocated approximately $0.6 million of the total purchase price to fixed assets and approximately $1.4 million to FCC licenses. Additionally, approximately $0.5 million of goodwill related to deferred taxes associated with the merger was recorded.

           Also on June 1, 2002, the Company purchased the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million. The purchase price was paid in cash, net of $250,000 that the Company placed in escrow in 2001 to secure its obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002, the Company purchased the option to buy WFGR-FM from Connoisseur Communications of Flint, L.L.P., paid by the issuance of 174,917

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

shares of Regent common stock, valued at approximately $1.0 million. Prior to the closing of the agreement, the Company provided programming and other services to the station under a time brokerage agreement, which began January 1, 2002. The Company has allocated approximately $38,000 of the purchase price to fixed assets and approximately $4.9 million to FCC licenses. Additionally, approximately $1.4 million of goodwill related to deferred taxes associated with the merger was recorded.

Pending Acquisitions

           On November 15, 2001, Regent entered into an agreement with Covenant Communications Corporation to acquire substantially all of the assets of WRXF-FM and WLSP-AM, serving the Flint, Michigan market, for $1.3 million in cash. In 2001, the Company placed $65,000 in escrow to secure its obligations under this agreement, and on December 3, 2001, Regent began providing programming and other services to the stations under a time brokerage agreement. On October 1, 2002, Regent consummated this transaction, and has preliminarily allocated approximately $0.2 million of the purchase price to fixed assets and approximately $1.1 million to FCC licenses.

           On August 27, 2002, Regent entered into an agreement to acquire the assets of 12 radio stations from Brill Media Company LLC and its related entities. At such time, Regent received final approval for the acquisition from the federal bankruptcy court presiding over the Brill Media bankruptcy. On September 11, 2002, the Company began providing programming and other services to the stations under a time brokerage agreement. The stations to be acquired and the markets they serve are as follows:

•	WIOV-FM and WIOV-AM, serving the Lancaster-Reading, Pennsylvania market

•	WKDQ-FM, WBKR-FM, and WOMI-AM, serving the Evansville, Indiana and Owensboro, Kentucky markets

•	KTRR-FM, KUAD-FM, and an FM station construction permit (which began broadcast operations on November 1, 2002 as KKQZ-FM), serving the Ft. Collins-Greeley, Colorado market, and

•	KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM, serving the Duluth, Minnesota market

The purchase price of these assets is approximately $62.0 million. Regent will pay up to one-half of the acquisition price in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event that the per share price calculated for such period is less than $7.50, the Company may, at its sole discretion, substitute cash for any or all of such stock consideration. The non-stock portion of the purchase price will be paid in cash, and in no event will be less than $31.0 million. The Company expects to fund the cash portion of the purchase price with available borrowings under the credit facility, and has secured its obligations under this agreement by issuing a letter of credit for $15.0 million through its credit facility. The Company anticipates closing the transaction during the fourth quarter of 2002 or the first quarter of 2003.

           The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of significant stations acquired in 2001, but excluding the

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

operations of the Palmdale, California stations disposed of in the second quarter of 2001. The nine months ended September 30, 2002 have not been presented. Regent operated the stations acquired during the first nine months of 2002 under time brokerage agreements since January 1, 2002, making the impact of the station acquisitions not significant.

Nine Months Ended September 30, 2001 (unaudited) (in thousands, except per share amounts)
Net broadcast revenues	$45,881
Net income	$3,056
Net income per common share:
Basic and diluted	$0.09

           These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the nine-month period.

3.          LONG-TERM DEBT

           The Company has a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125.0 million (including a commitment to issue letters of credit of up to $25.0 million in aggregate face amount, subject to the maximum revolving commitment available). Regent incurred approximately $2.0 million in financing costs related to the credit facility, which are being amortized over the life of the agreement. The credit facility is available for working capital and acquisitions, including related acquisition expenses. In accordance with the terms of the credit facility, during the first nine months of 2002, available borrowings under the credit facility were reduced in total by approximately $17.7 million due to scheduled permanent reductions in available borrowings and provisions of the excess cash flow calculation. The Company received net proceeds of approximately $74.6 million from the April 29, 2002 public sale of Regent common stock. Regent used approximately $70.6 million of such proceeds to pay down outstanding indebtedness under the facility. Under the terms and conditions of the credit facility, available borrowings under the facility would have been permanently reduced by the net proceeds received from the Stock Offering. However, the Company exercised its option to provide a reinvestment notice to the lender, which will allow Regent to re-borrow substantially all of the net proceeds received from the common stock offering for acquisitions and other permitted investments which are complete and/or for which binding agreements are obtained within 270 days of such repayment. The Brill Media acquisition qualifies for such treatment under the reinvestment notice and the Company will re-borrow at least $31.0 million of the purchase price for the stations, the minimum portion which must be paid in cash, and may, at its option, fund the entire $62.0 million purchase price through borrowings under the facility. The Company is actively

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

exploring additional acquisition opportunities and anticipates fully reinvesting such monies within the applicable time periods; however, there can be no assurances in this regard. If Regent is unable to reinvest the remaining monies in suitable acquisitions, the amount of the available commitment would be permanently reduced by such amount unless a waiver or modification of the credit facility terms could be obtained. At September 30, 2002 and 2001 there were borrowings of approximately $12.5 million and $48.6 million, respectively, outstanding under this facility and there were approximately $79.9 million and $76.4 million of available borrowings, subject to the terms and conditions of the credit facility. At September 30, 2002 and 2001, approximately $15.0 million and $2.3 million of the available borrowings were committed under letters of credit, respectively.

           Under the credit facility, the Company is required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon the Company’s financial leverage. Borrowings under the credit facility bore interest at an average rate of 3.1% and 4.8% as of September 30, 2002 and 2001, respectively. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. The Company’s indebtedness under this credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

4.          SUPPLEMENTAL GUARANTOR INFORMATION

           The Company conducts the majority of its business through its subsidiaries (“Subsidiary Guarantors”). The Subsidiary Guarantors are wholly-owned by Regent Broadcasting, Inc. (“RBI”), which is a wholly-owned subsidiary of Regent Communications, Inc. (“RCI”). The Subsidiary Guarantors are guarantors of any debt securities that could be issued by RCI or RBI, and are therefore considered registrants of such securities. RCI would also guarantee any debt securities that could be issued by RBI. All such guarantees will be full and unconditional and joint and several. No debt securities have been issued by either RBI or RCI to date.

           Set forth below are consolidating financial statements for RCI, RBI and the Subsidiary Guarantors as of September 30, 2002 and December 31, 2001, and the three and nine month periods ended September 30, 2002 and 2001. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flow are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations (in thousands) For the quarter ended September 30, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Gross broadcast revenues	$—	$—	$20,659	$—	$20,659
Agency commissions	—	—	1,949	—	1,949

Net broadcast revenue	—	—	18,710	—	18,710
Station operating expenses	—	—	12,744	—	12,744
Depreciation and amortization	—	—	798	—	798
Corporate general and administrative expenses	1,448	50	—	—	1,498
Equity in (loss in) earnings of subsidiaries	1,731	3,195	—	(4,926)	—

Operating income (loss)	283	3,145	5,168	(4,926)	3,670
Interest expense, net	(24)	(353)	—	—	(377)
Other expense, net	—	—	(15)	—	(15)

Income (loss) before income taxes	259	2,792	5,153	(4,926)	3,278
Income tax (expense) benefit	(98)	(1,061)	(1,958)	1,656	(1,461)

Net income (loss)	$161	$1,731	$3,195	$(3,270)	$1,817

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations (in thousands) For the quarter ended September 30, 2001

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Gross broadcast revenues	$—	$—	$15,507	$—	$15,507
Agency commissions	—	—	1,478	—	1,478

Net broadcast revenue	—	—	14,029	—	14,029
Station operating expenses	—	—	9,851	—	9,851
Depreciation and amortization	—	—	3,380	—	3,380
Corporate general and administrative expenses	1,177	50	—	—	1,227
(Loss in) equity in earnings of subsidiaries	(250)	344	—	(94)	—

Operating (loss) income	(1,427)	294	798	(94)	(429)
Interest expense, net	(27)	(697)	—	—	(724)
Gain on sale of assets	—	—	—	—	—
Other income (expense), net	4	—	(243)	—	(239)

(Loss) income before income taxes	(1,450)	(403)	555	(94)	(1,392)
Income tax benefit (expense)	551	153	(211)	(93)	400

Net (loss) income	$(899)	$(250)	$344	$(187)	$(992)

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations (in thousands) For the nine months ended September 30, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Gross broadcast revenues	$—	$—	$54,117	$—	$54,117
Agency commissions	—	—	5,159	—	5,159

Net broadcast revenue	—	—	48,958	—	48,958
Station operating expenses	—	—	34,160	—	34,160
Depreciation and amortization	—	—	2,476	—	2,476
Corporate general and administrative expenses	4,533	50	—	—	4,583
(Loss in) equity in earnings of subsidiaries	(158)	1,631	—	(1,473)	—
Gain on sale of long-lived assets	—	—	442	—	442

Operating (loss) income	(4,691)	1,581	12,764	(1,473)	8,181
Interest expense, net	(24)	(1,835)	—	—	(1,859)
Other expense, net	—	—	(234)	—	(234)

(Loss) income before cumulative effect of accounting change and income taxes	(4,715)	(254)	12,530	(1,473)	6,088
Income tax benefit (expense)	1,792	96	(4,761)	344	(2,529)

(Loss) income before cumulative effect of accounting change	(2,923)	(158)	7,769	(1,129)	3,559
Cumulative effect of accounting change, net of income taxes	—	—	(6,138)	—	(6,138)

Net (loss) income	$(2,923)	$ (158)	$1,631	$(1,129)	$(2,579)

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations (in thousands) For the nine months ended September 30, 2001

	RCI	RBI	Subsidiary Guarantors	Eliminations	Total

Gross broadcast revenues	$—	$—	$44,119	$—	$44,119
Agency commissions	—	—	4,098	—	4,098

Net broadcast revenue	—	—	40,021	—	40,021
Station operating expenses	—	—	28,165	—	28,165
Depreciation and amortization	—	—	9,998	—	9,998
Corporate general and administrative expenses	3,760	50	—	—	3,810
(Loss in) equity in earnings of subsidiaries	(1,047)	833	—	214	—

Operating (loss) income	(4,807)	783	1,858	214	(1,952)
Interest expense, net	(27)	(2,471)	—	—	(2,498)
Gain on sale of assets	4,463	—	—	—	4,463
Other expense, net	—	—	(515)	—	(515)

(Loss) income before cumulative effect of accounting change and income taxes	(371)	(1,688)	1,343	214	(502)
Income tax benefit (expense)	141	641	(510)	728	1,000

(Loss) income before cumulative effect of accounting change	(230)	(1,047)	833	942	498
Cumulative effect of accounting change, net of income taxes	—	—	—	—	—

Net (loss) income	$(230)	$(1,047)	$833	$942	$498

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets (in thousands) September 30, 2002

	RCI	RBI	Subsidiary Guarantors	Eliminations	Total

Cash and cash equivalents	$—	$3,973	$—	$—	$3,973
Accounts receivable, net	—	—	11,600	—	11,600
Other current assets	412	—	625	—	1,037

Total current assets	412	3,973	12,225	—	16,610
Intercompany receivable	—	—	22,928	(22,928)	—
Investment in subsidiaries	284,034	314,406	—	(598,440)	—
Property and equipment, net	413	—	25,699	—	26,112
Intangible assets, net	—	—	237,544	—	237,544
Goodwill, net	—	—	26,754	—	26,754
Other assets, net	59	1,220	120	—	1,399

Total assets	$284,918	$319,599	$325,270	$(621,368)	$308,419

Accounts payable and accrued expenses	$2,000	$228	$5,329	$—	$7,557
Intercompany payable	—	22,928	—	(22,928)	—

Total current liabilities	2,000	23,156	5,329	(22,928)	7,557
Long-term debt, less current portion	465	12,409	—	—	12,874
Deferred taxes and other long-term liabilities	—	—	5,535	—	5,535

Total liabilities	2,465	35,565	10,864	(22,928)	25,966
Stockholders’ equity	282,453	284,034	314,406	(598,440)	282,453

Total liabilities and stockholders’ equity	$284,918	$319,599	$325,270	$(621,368)	$308,419

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets (in thousands) December 31, 2001

	RCI	RBI	Subsidiary Guarantors	Eliminations	Total

Cash and cash equivalents	$—	$1,765	$—	$—	$1,765
Accounts receivable, net	—	—	9,772	—	9,772
Other current assets	221	—	421	—	642

Total current assets	221	1,765	10,193	—	12,179
Intercompany receivable	—	—	15,587	(15,587)	—
Investment in subsidiaries	209,591	308,998	—	(518,589)	—
Property and equipment, net	403	—	25,414	—	25,817
Intangible assets, net	—	—	253,643	—	253,643
Goodwill, net	—	—	12,777	—	12,777
Other assets, net	—	1,290	650	—	1,940

Total assets	$210,215	$312,053	$318,264	$(534,176)	$306,356

Accounts payable and accrued expenses	$1,382	$351	$4,321	$—	$6,054
Intercompany payable	—	15,587	—	(15,587)	—

Total current liabilities	1,382	15,938	4,321	(15,587)	6,054
Long-term debt, less current portion	495	86,524	—	—	87,019
Deferred taxes and other long-term liabilities	—	—	4,945	—	4,945

Total liabilities	1,877	102,462	9,266	(15,587)	98,018
Stockholders’ equity	208,338	209,591	308,998	(518,589)	208,338

Total liabilities and stockholders’ equity	$210,215	$312,053	$318,264	$(534,176)	$306,356

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows (in thousands) For the nine months ended September 30, 2002

	RCI	RBI	Subsidiary Guarantors	Eliminations	Total

Cash flows (used in) provided by operating activities	$(3,606)	$(2,914)	$14,155	$—	$7,635
Acquisitions of radio stations and related acquisition costs	—	(4,691)	—	—	(4,691)
Capital expenditures	—	(2,421)	—	—	(2,421)
Net proceeds from sale of radio stations	—	—	1,829	—	1,829

Net cash (used in) provided by investing activities	—	(7,112)	1,829	—	(5,283)
Net proceeds from issuance of common stock	75,775	—	—	—	75,775
Principal payments on long-term debt	(45)	(79,100)	—	—	(79,145)
Long-term debt borrowings	—	5,000	—	—	5,000
Purchase of treasury shares	(954)	—	—	—	(954)
Payment of equity issuance costs	(820)	—	—	—	(820)
Net transfers (to)/from subsidiaries	(70,350)	86,334	(15,984)	—	—

Net cash provided by (used in) financing activities	3,606	12,234	(15,984)	—	(144)

Increase in cash and cash equivalents	—	2,208	—	—	2,208
Cash and cash equivalents at beginning of period	—	1,765	—	—	1,765

Cash and cash equivalents at end of period	$—	$3,973	$—	$—	$3,973

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows (in thousands) For the nine months ended September 30, 2001

	RCI	RBI	Subsidiary Guarantors	Eliminations	Total

Cash flows (used in) provided by operating activities	$(4,027)	$(2,391)	$11,395	$—	$4,977
Acquisitions of radio stations and related acquisition costs	—	(19,878)	—	—	(19,878)
Other investments	—	—	23	—	23
Capital expenditures	—	(2,129)	—	—	(2,129)
Net proceeds from sale of radio stations	13,440	—	—	—	13,440

Net cash provided by (used in) investing activities	13,440	(22,007)	23	—	(8,544)
Principal payments on long-term debt	(45)	(16,431)	—	—	(16,476)
Long-term debt borrowings	—	20,500	—	—	20,500
Net proceeds from issuance of common stock	20	—	—	—	20
Payment of equity issuance costs	(10)	—	—	—	(10)
Net transfers (to)/from subsidiaries	(9,378)	20,796	(11,418)	—	—

Net cash (used in) provided by financing activities	(9,413)	24,865	(11,418)	—	4,034

Increase in cash and cash equivalents	—	467	—	—	467
Cash and cash equivalents at beginning of period	—	778	—	—	778

Cash and cash equivalents at end of period	$—	$1,245	$—	$—	$1,245

5.          CAPITAL STOCK

              The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at September 30, 2002 or 2001. The Company has in the past designated shares of preferred stock in

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

           On February 4, 2002, the Company issued 174,917 shares of common stock to Connoisseur Communications of Flint, L.L.P., valued at approximately $1.0 million, for the option to purchase WFGR-FM, serving the Grand Rapids, Michigan market.

           On February 5, 2002, 200,000 shares of the Company’s common stock and the associated cash proceeds of approximately $1.2 million were released from an escrow account. The shares, sold to a venture capital fund related to one of Regent’s independent directors, were part of the Company’s November 2001 private placement offering of 900,000 shares issued at $5.75 per share, and were held in escrow pending confirmation from Nasdaq that stockholder approval would not be required for such sale.

           On April 29, 2002, the Company completed the sale of 10.5 million shares of its common stock at a price of $7.50 per share. Net cash proceeds to the Company after underwriting discounts and commissions were approximately $74.6 million. Approximately $70.6 million of the proceeds were used to pay down outstanding indebtedness under the Company’s credit facility. The remaining $4.0 million of proceeds were used to partially fund the Company’s acquisitions of WRCL-FM (formerly WZRZ-FM), serving the Flint, Michigan market, and WFGR-FM, serving the Grand Rapids, Michigan market, during the second quarter of 2002.

           On June 1, 2002, the Company issued 209,536 shares of common stock, valued at approximately $1.4 million, in conjunction with its subsidiary merger with The Frankenmuth Radio Co., Inc.

           Based on the approval by Regent’s Board of Directors of a program to buy back up to $10.0 million of its common stock, during the third quarter of 2000, Regent began buying back shares of its common stock at certain market price levels. Regent acquired a total of 1,088,600 shares of its common stock for an aggregate purchase price of approximately $5.6 million in 2000. No purchases of common stock were made during 2001. During the third quarter of 2002, the Company acquired 199,810 shares of its common stock for an aggregate purchase price of approximately $1.0 million. During the first nine months of 2002, Regent reissued 42,810 shares of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s employee stock purchase plan.

6.          GOODWILL AND OTHER INTANGIBLE ASSETS

           The Company’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Consistent with the application provisions of SFAS 142, the Company applied a fair value approach to test impairment of both indefinite-lived intangible assets and goodwill. Based on the results of this evaluation, during the first quarter of 2002, the Company recorded impairment charges against indefinite-lived intangibles of approximately $3.9 million, net of income taxes of approximately

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$2.4 million, and against goodwill of approximately $2.2 million, net of income taxes of approximately $1.4 million. Regent has reflected this charge as a component of cumulative effect of accounting change in its Consolidated Statements of Operations. In estimating future cash flows, the Company considered the impact of the economic slow down in the radio industry at the end of 2001. These conditions, combined with the change in methodology for testing for impairment, which previously employed the utilization of undiscounted cash flow projections, adversely impacted the cash flow projections used to determine the fair value of the FCC licenses, as well as each reporting unit. No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows. The Company will perform the annual review of goodwill for impairment during the fourth quarter.

           Assuming amortization of goodwill and other indefinite-lived intangible assets had been discontinued at January 1, 2001, the comparable net income (loss) and net income (loss) per share (basic and diluted) for the prior-year periods would have been:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands, except per share amounts)
Reported net income (loss)	$1,817	$(992)	$(2,579)	$498
Add back: Goodwill amortization	—	152	—	373
Add back: FCC license amortization	—	1,732	—	4,362

Adjusted net income (loss)	$1,817	$892	$(2,579)	$5,233

Basic and diluted income (loss) per share:
Reported net income (loss) per share	$0.04	$(0.03)	$(0.06)	$0.01
Impact of goodwill amortization	—	0.01	—	0.01
Impact of FCC license amortization	—	0.05	—	0.13

Adjusted net income (loss) per share	$0.04	$0.03	$(0.06)	$0.15

Definite-lived Intangible Assets

           The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the life of the agreement. In accordance with the transitional requirements of SFAS 142, the Company reassessed the useful lives of these intangibles and made no changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at September 30, 2002 and December 31, 2001 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2002		December 31, 2001

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Non-compete agreements and other	$762	$259	$862	$249

Total	$762	$259	$862	$249

           The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three- and nine-month periods ended September 30, 2002 and for the year ended December 31, 2001 was approximately $38,000, $110,000 and $220,000, respectively. The estimated annual amortization expense for the years ending December 31, 2003, 2004, 2005 and 2006 is approximately $134,000, $113,000, $100,000 and $42,000, respectively.

Indefinite-lived Intangible Assets

           The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead will test the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at September 30, 2002 and December 31, 2001 (in thousands):

	September 30,	December 31,
	2002	2001

FCC licenses	$237,041	$253,030

Total	$237,041	$253,030

           The change in FCC licenses is due primarily to a reclassification from FCC licenses to goodwill upon the adoption of SFAS 142, and reclassifications, primarily between goodwill and FCC licenses, as the result of final appraisals for the acquisitions of radio stations in the Peoria, Illinois and Lafayette, Louisiana markets. The Company also recorded FCC licenses for the Haith and Frankenmuth transactions.

Goodwill

           SFAS 142 requires the Company to test goodwill for impairment using a two-step process. Step one identifies potential impairment, while step two measures the amount of the impairment. The following table presents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2002 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill

Balance as of December 31, 2001	$12,777
Adjustments	14,859
Acquisition related goodwill	2,695
Impairment loss related to the adoption of SFAS 142 (pre-tax)	(3,577)

Balance as of September 30, 2002	$26,754

           The adjustment to goodwill primarily relates to a reclassification to goodwill from FCC licenses upon the adoption of SFAS 142, and reclassifications, primarily between goodwill and FCC licenses, as a result of final appraisals for the acquisitions of radio stations in the Peoria, Illinois and Lafayette, Louisiana markets.

7.          EARNINGS PER SHARE

           Statement of Financial Accounting Standards No. 128 (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price in excess of the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(in thousands, except per share amounts)
Net income (loss) before cumulative effect of accounting change	$1,817	$(992)	$3,559	$498
Cumulative effective of accounting change, net of applicable income taxes of $3,762	—	—	(6,138)	—

Net income (loss)	$1,817	$(992)	$(2,579)	$498

Weighted average basic common shares	46,759	34,153	42,039	33,945
Dilutive effect of stock options and warrants	316	—	545	906

Weighted average diluted common shares	47,075	34,153	42,584	34,851
Basic and diluted net income (loss) per common share:
Income before cumulative effect of accounting change	$0.04	$(0.03)	$0.08	$0.01
Cumulative effect of accounting change	—	—	(0.14)	—

Net income (loss)	$0.04	$(0.03)	$(0.06)	$0.01

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.            INCOME TAXES

The Company has cumulative federal and state tax loss carryforwards of approximately $40.0 million at September 30, 2002. These loss carryforwards expire in years 2002 through 2021. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. The Company’s gross deferred tax asset balance reflects, primarily, the benefit of federal and state tax loss carryforwards. In the third quarter of 2002, the Company determined that net operating loss carryforwards expiring at the end of 2002 might not be utilized. Accordingly, the Company recorded $215,000 of income tax expense to establish a valuation allowance. Management believes that no valuation allowance is necessary for the remaining net operating loss carryforwards. In arriving at this conclusion, the Company considered the impact of deferred tax liabilities resulting from purchase transactions, a tax planning strategy available to the Company, and future projected taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if current estimates of the timing and amount of the tax planning strategy or future taxable income during the carryforward period are significantly revised. On a quarterly basis, Management will assess whether it remains more likely than not that the deferred tax asset will be realized.

9.            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that employees who are involuntarily terminated receive in certain instances. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

transactions. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company will adopt this standard for lease transactions entered into after May 15, 2002 and has determined the impact of adoption to be immaterial. The provisions of SFAS 145 related to debt extinguishments will be adopted on January 1, 2003, and could have an impact on the Company, to the extent that the Company would make any changes to its credit facility. There were no extinguishments of debt during the nine months ended September 30, 2002 or 2001.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This Form 10-Q includes certain forward-looking statements with respect to our company that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs, and plans and objectives of management for future operations. They may use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project” and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

RESULTS OF OPERATIONS

A comparison of the three and nine months ended September 30, 2002 versus September 30, 2001 follows:

Comparison of three months ended September 30, 2002 to three months ended September 30, 2001

Our results from operations for the third quarter of 2002 showed significant increases over the same period of 2001, primarily due to the acquisition of stations in Lafayette, Louisiana in December 2001, and to a lesser degree, the operation of the Brill radio stations for a portion of September 2002. Net broadcast revenues in the third quarter of 2002 increased by 33.4%, from $14.0 million in the third quarter of 2001 to $18.7 million in the third quarter of 2002, and station operating expenses increased 29.4%, from $9.9 million in the third quarter of 2001 to $12.7 million in the third quarter of 2002. This resulted in an increase in broadcast cash flow of 42.8%, from $4.2 million in the third quarter of 2001, to $6.0 million in the third quarter of 2002.

While the acquisitions mentioned above have affected the comparability of our 2002 results from operations to those of 2001, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of any markets held for sale. This group of comparable markets is currently represented by ten markets and 43 radio stations. In these comparable markets, for the three months ended September 30, 2002, as compared to the same period in 2001, our net broadcast revenues, excluding barter revenues, increased 8.4% and broadcast cash flow increased by 19.8%. Net revenue and broadcast cash flow for the third quarter of 2001 were adversely impacted by the events of September 11, 2001, as well as a sluggish economy. The third quarter of 2002 showed an improvement in the advertising environment, along with the relative maturity of our portfolio over the same period of the prior year, resulting in an increase in revenues. Same station operating expenses increased by 3.2%, primarily due to slight inflation of certain costs and sales-related expenses associated with the increase in revenue.

Corporate general and administrative expense was $1.5 million in the third quarter of 2002, compared to $1.2 million in the third quarter of 2001. This increase was due to a combination of the following: salary components of two employees who were charged at the market level in 2001 and were charged to corporate expense in 2002, due to our ability to leverage those resources at the corporate level; increased legal fees, a portion of which related to the implementation of various company benefit plans; and an increase in Directors’ and Officers’ insurance premiums.

Interest expense decreased 47.9%, from approximately $0.7 million during the third quarter of 2001, to approximately $0.4 million during the third quarter of 2002, primarily as a result of the paydown of outstanding debt under our credit facility with proceeds from our April 2002 stock offering. Also contributing to the decrease was lower interest rates during the third quarter of 2002, as compared to the same period in 2001.

Depreciation and amortization expense decreased 76.4%, from $3.4 million in 2001 to $0.8 million in 2002. Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which eliminated the amortization of goodwill and other intangible assets determined to have an indefinite life, and also requires an annual impairment testing of those assets. Amortization expense related to goodwill and indefinite-lived intangible assets was approximately $2.6 million for the three months ended September 30, 2001.

Income tax expense was recorded at the federal statutory rate of 34%, and state income taxes, net of federal benefit, were recorded at a 4.0% rate. Additionally, during the third quarter of 2002, we recorded $215,000 of income tax expense for a valuation allowance that was recorded against our deferred tax asset due to federal net operating loss carryforwards that we anticipate will expire at December 31, 2002.

Net income per common share for the third quarter of 2002 was $0.04, compared to a net loss per share of $0.03 in the third quarter of 2001. The variance was primarily the result of the increase in broadcast cash flow over the comparable prior year period and the decrease in amortization expense in the third quarter of 2002, offset partially by the increase in income tax expense.

Comparison of nine months ended September 30, 2002 to nine months ended September 30, 2001

Our results of operations for the first nine months of 2002 were significantly higher than the same period in 2001, due primarily to the acquisitions of stations in Lafayette, Louisiana and Peoria, Illinois during the second half of 2001, and to a lesser degree, the operation of the Brill radio stations for a portion of September 2002, offset partially by the sale of our three stations in Palmdale, California during the second quarter of 2001. Net broadcast revenues for the first nine months of 2002 were $49.0 million, a 22.3% increase over net revenue of $40.0 million for the first nine months of 2001. For the same period, station operating expenses increased 21.3%, from $28.2 million in 2001 to $34.2 million in 2002. This resulted in an increase in broadcast cash flow of 24.8%, from $11.9 million for the first nine months of 2001, to $14.8 million for the first nine months of 2002.

Corporate general and administrative expense was $4.6 million for the first nine months of 2002, compared with $3.8 million for the comparable 2001 period. This increase was due to a combination of the following: salary components of two employees who were charged at the market level in 2001 and were charged to corporate expense in 2002, due to our ability to leverage those resources at the corporate level; increased legal fees, a portion of which related to the implementation of various company benefit plans; and an increase in Directors’ and Officers’ insurance premiums.

Interest expense decreased 25.6%, from approximately $2.5 million during the first nine months of 2001, to $1.9 million for the first nine months of 2002, primarily as a result of the paydown of outstanding debt under the credit facility with proceeds from our April 2002 stock offering. Also contributing to the decrease were lower interest rates during 2002, as compared to 2001.

Depreciation and amortization expense decreased 75.2%, from $10.0 million for the first nine months of 2001 to $2.5 million for the comparable period in 2002. Effective January 1, 2002, we adopted the provisions of SFAS 142, which eliminated the amortization of goodwill and other intangible assets determined to have an indefinite life, and also requires an annual impairment testing of those assets. Amortization expense related to goodwill and indefinite-lived intangible assets was approximately $7.9 million for the nine months ended September 30, 2001.

On March 12, 2002, we completed the sale of WGNA-AM in Albany, New York for $2.0 million in cash. We recorded a gain on the sale of long-lived assets of approximately $442,000 from the sale.

We recognized a pre-tax gain on the sale of our Palmdale, California radio stations of approximately $4.5 million during the second quarter of 2001.

For the first nine months of 2002, income tax expense was recorded at the federal statutory rate of 34%, and state income taxes, net of federal benefit, were recorded at a 4.0% rate. Additionally, during the third quarter of 2002, we recorded $215,000 of income tax expense for a valuation allowance that was recorded against our deferred tax asset due to federal net operating loss carryforwards that we anticipate will expire at December 31, 2002. For the first nine months of 2001, the effective tax rate differed from that computed at the federal statutory rate of 34% due to the effect of state income taxes of 2.5%, net of federal benefit, and an increase in deferred tax assets for a true-up of net operating loss carryforwards in the first quarter of 2001.

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

Net income per common share before cumulative effect of accounting change for the first nine months of 2002 was $0.08, compared to $0.01 for the comparable period of 2001. The increase is due primarily to the increase in broadcast cash flow and reduction in amortization expense for the first nine months of 2002, partially offset by the gain from the sale of the Palmdale, California stations and the income tax benefit from the adjustment of our net operating loss carryforwards during the same period of 2001.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents balance at September 30, 2002 was approximately $4.0 million compared to $1.2 million at September 30, 2001. Net cash provided by operating activities was $7.6 million in 2002 compared to $5.0 million in 2001. The increase was due primarily to the increase in operating income during the first nine months of 2002, primarily the result of the Lafayette stations, which were acquired during December 2001. Cash flow used in investing activities during the first nine months of 2002 was $5.3 million, compared to $8.5 million used in investing activities in 2001. During the first nine months of 2001, we expended cash to purchase radio stations serving St. Cloud, Minnesota and Peoria, Illinois, and received cash from the sale of our Palmdale, California radio stations. During the first nine months of 2002, we purchased radio stations serving the Grand Rapids and Flint, Michigan markets. These cash outflows were offset partially by proceeds received from the sale of WGNA-AM in Albany, New York during the first quarter of 2002. Cash flows used in financing activities were $0.1 million in 2002. Proceeds from our April 2002 common stock offering were used to paydown borrowings under our credit facility. Additionally, we repurchased approximately $1.0 million of our common stock during the third quarter of 2002. During the comparable 2001 period, cash provided by financing activities of $4.0 million was the result of borrowings made under our credit facility for the purchase of our Peoria, Illinois stations, offset partially by a paydown of borrowings under the facility with proceeds from the sale of our Palmdale, California radio stations.

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

We have a credit agreement with a group of lenders, which provides for a senior reducing revolving credit facility in the initial amount of $125.0 million maturing December 31, 2006. The credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund permitted acquisitions. The facility also permits us to request from time to time that the lenders issue letters of credit in an aggregate amount up to $25.0 million in accordance with the same lending provisions. Mandatory prepayments and commitment reductions are required upon certain asset sales, subordinated debt proceeds, excess cash flow amounts and sales of equity securities. On April 30, 2002, the available commitment amount under the credit facility was permanently reduced by approximately $3.9 million due to the provisions of the excess cash flow calculation. The commitment and our maximum borrowings, including the permanent reduction due to excess cash flow and the scheduled quarterly reductions, reduce over five years beginning in 2002, as follows (in thousands):

December 31,	Commitment Amount

2001	$125,000
2002	102,793
2003	84,653
2004	60,466
2005	36,280
2006	0

The scheduled reduction in available commitment amounts each year occurs ratably over each quarter. For 2002, the quarterly reduction amount for the first quarter was $4,687,500. The remaining 2002 quarterly reductions were reduced to approximately $4.5 million per quarter, due to the permanent reduction in the facility from the April 2002 excess cash flow reduction. The $25.0 million letter of credit sub-limit also reduces proportionately but not below $15.0 million. We received net proceeds of approximately $74.6 million from the April 29, 2002 public sale of our common stock, which we used to pay down approximately $70.6 million of outstanding indebtedness under the facility. Under the terms and conditions of the credit facility, the borrowings available to us would have been permanently reduced by the net proceeds we received from the stock offering. However, we exercised our option to provide a reinvestment notice to the lender, which allows us to re-borrow substantially all of such proceeds for acquisitions and other permitted investments which are complete and/or for which binding agreements are obtained within 270 days of such election. The Brill Media purchase qualifies for such treatment under the reinvestment notice, and we will re-borrow at least $31.0 million of the purchase price of the stations, the minimum portion which must be paid in cash, and may, at our option, fund the entire $62.0 million purchase price through borrowings under the facility. We are actively exploring additional acquisition opportunities and anticipate fully reinvesting such monies within the applicable time periods; however, there can be no assurances in this regard. If we were unable to reinvest the remaining monies in suitable acquisitions, the amount of the available commitment would be permanently reduced by such amount unless a waiver or modification of the credit facility terms could be obtained. At November 6, 2002 there were borrowings of approximately $12.5 million outstanding under the facility, and there were approximately $79.9 million of available borrowings, net of $15.0 million guaranteed under a letter of credit, subject to the terms and conditions of the credit facility.

Under the terms of the facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon our financial leverage. Borrowings outstanding at September 30, 2002 bore interest at an average rate of 3.1%.

We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. Our indebtedness under this credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

On February 5, 2002, we received approximately $1.2 million in cash from the release of an escrow account holding 200,000 shares of our common stock. The shares, sold to a venture capital fund related to one of our independent directors, were part of our November 2001 private placement offering of 900,000 shares issued at $5.75 per share, and were held in escrow pending confirmation from Nasdaq that stockholder approval would not be required for such sale.

On March 12, 2002, we completed the sale of WGNA-AM in Albany, New York to ABC, Inc. for $2.0 million in cash. We recognized a pre-tax gain of approximately $442,000 on the sale of the station assets, which was treated as the sale of long-lived assets.

Uses of funds

On June 1, 2002, we acquired, by a subsidiary merger with The Frankenmuth Radio Co., Inc., WRCL-FM (formerly WZRZ-FM) serving the Flint, Michigan market for 209,536 shares of our common stock, valued at approximately $1.4 million. We also acquired the land and broadcasting assets used by WRCL-FM from MTE Corporation, a related entity, for approximately $0.6 million in cash. In 2001, we placed $125,000 in escrow to secure our obligations under this agreement. We had previously provided programming and other services to the station under a time brokerage agreement, effective January 1, 2002. The cash portion of the acquisition, net of the escrow amount, was funded from the proceeds from our April 29, 2002 common stock offering.

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

During the first nine months of 2002, we used the remaining proceeds from our April stock offering, net proceeds from the sale of WGNA-AM in Albany, New York, the cash received from the release of our private placement shares held in escrow, and cash from continuing operations to pay down approximately $79.1 million of indebtedness under our credit facility.

During September 2002, we repurchased 199,810 shares of our common stock at an average price of $4.78 per share, for a total cost of approximately $1.0 million. In October, we repurchased an additional 35,850 shares at an average price of $4.68 per share, for a total cost of approximately $0.2 million. These shares were repurchased pursuant to our stock buyback program, which initially authorized the buyback of up to $10.0 million of our common stock. Cash from current operations funded these purchases. In October, the Board of Directors increased the amount of stock the Company could buy back by $6.7 million, subject to approval by our credit facility lender group.

Additionally during the first nine months of 2002, we funded capital expenditures of approximately $2.4 million, related primarily to expansion and relocation activities in our Flint and Grand Rapids, Michigan, Utica, New York, and El Paso, Texas markets to accommodate and/or consolidate our recently completed and pending acquisitions, and to create cost savings over the long term. We expect capital expenditures to be approximately $4.3 million for 2002.

Pending Acquisitions

On November 15, 2001, we entered into an agreement with Covenant Communications Corporation to acquire substantially all of the assets of WRXF-FM and WLSP-AM, serving the Flint, Michigan market, for $1.3 million in cash. On December 3, 2001, we began providing programming and other services to the stations under a time brokerage agreement. On October 1, 2002, we consummated this transaction using cash from current operations, net of $65,000 that was placed in escrow in 2001 to secure our obligations under this agreement.

On August 27, 2002, we entered into an agreement to acquire the assets of 12 radio stations from Brill Media Company LLC and its related entities. At such time, we received final approval for the acquisition from the federal bankruptcy court presiding over the Brill Media bankruptcy proceeding. On September 11, 2002, we began providing programming and other services to the stations under a time brokerage agreement. The stations to be acquired and the markets they serve are as follows:

•	WIOV-FM and WIOV-AM, serving the Lancaster-Reading, Pennsylvania market

•	WKDQ-FM, WBKR-FM and WOMI-AM, serving the Evansville, Indiana and Owensboro, Kentucky markets

•	KTRR-FM, KUAD-FM, and an FM station construction permit (which began broadcast operations on November 1, 2002 as KKQZ-FM), serving the Ft. Collins-Greeley, Colorado market, and

•	KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM, serving the Duluth, Minnesota market

The purchase price of these assets is approximately $62.0 million. We will pay up to one-half of the acquisition price in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event that the per share price calculated for such period is less than $7.50, we may, in our sole discretion, substitute cash for any or all of such stock consideration. The non-stock portion of the purchase price will be paid in cash, and in no event will be less than $31.0 million. We expect to fund the cash portion of the purchase price with available borrowings under our credit facility. To secure our obligations under this agreement, we have issued a letter of credit for $15.0 million through our credit facility. We anticipate closing the transaction during the fourth quarter of 2002 or the first quarter of 2003.

We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to complete our pending acquisitions and to meet our requirements for corporate expenses and capital expenditures for the foreseeable future, based on our projected operations and indebtedness. After giving effect to all pending transactions, and assuming the Brill Media purchase is consummated entirely in cash, outstanding borrowings under our credit facility would be approximately $74.5 million with available borrowings of approximately $32.8 million, subject to the terms and conditions of the credit facility. If we, as intended, use Regent Communications, Inc. common stock as payment of one-half of the purchase price for the Brill Media purchase, outstanding borrowings under our credit facility would be approximately $43.5 million, with available borrowings of approximately $63.8 million, subject to the terms and conditions of the credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that employees who are involuntarily terminated receive in certain instances. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We will adopt this standard for lease transactions entered into after May 15, 2002 and have determined the impact of adoption to be immaterial. The provisions of SFAS 145 related to debt extinguishments will be adopted on January 1, 2003, and could have an impact on us, to the extent that we would make any changes to our credit facility. We had no debt extinguishments during the nine months ended September 30, 2002 or 2001.

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

We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of September 30, 2002 we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at September 30, 2002, a one percent (1%) change in the weighted average interest rate would change our annual interest expense by approximately $125,000.

ITEM 4.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II–	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

In July 2002, a total of 9,209 shares of our common stock were issued to two former directors of Faircom Inc. at prices ranging from $0.89 to $3.73 per share, upon the exercise of options that were outstanding under the Regent Communications, Inc. Faircom Conversion Stock Option Plan, which provided substitute options for those granted under the Faircom Inc. Stock Option Plan prior to our merger with Faircom Inc. These shares, issued on exercise of options, were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

The exhibits identified as Part II Exhibits on the following Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

(b)        Reports on Form 8-K

On September 11, 2002, we filed a Report on Form 8-K to announce our final approval from the bankruptcy court for the acquisition of 12 radio stations from Brill Media LLC and related debtor entities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REGENT COMMUNICATIONS, INC.

Date: November 14, 2002	By:	/s/ Terry S. Jacobs

Terry S. Jacobs, Chairman of the Board
and Chief Executive Officer

Date: November 14, 2002	By:	/s/ Anthony A. Vasconcellos

Anthony A. Vasconcellos, Chief
Financial Officer and Senior Vice President
(Chief Accounting Officer)

CERTIFICATIONS

I, Terry S. Jacobs, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Regent Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Terry S. Jacobs

Chairman of the Board and Chief Executive Officer

CERTIFICATIONS

I, Anthony A. Vasconcellos, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Regent Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Anthony A. Vasconcellos

Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference).

3(i)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(b)*	Omnibus Amendment No. 1 and Amendment No. 1 to Credit Agreement dated as of February 4, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(c)*	Amendment No. 2 and Consent, dated as of August 23, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(c) to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(d)*	Amendment No. 3 dated as of December 1, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(d) to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)

4(e)*	Revolving Credit Note dated as of February 7, 2000 made by Regent Broadcasting, Inc. in favor of Fleet National Bank in the original principal amount of $25 million (previously filed as Exhibit 4(f) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference) (See Note 1 below)

4(f)*	Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(g)*	Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)

4(h)*	Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)

10(a)	Regent Communications, Inc. Employee Stock Purchase Plan, as amended on October 24, 2002 and effective January 1, 2003

10(b)	Regent Communications, Inc. 1998 Management Stock Option Plan, as amended effective May 17, 2001 and restated as of October 24, 2002

99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Incorporated by reference.

NOTES:

1.              Seven substantially identical notes were made by Regent Broadcasting, Inc. as follows:

Original Holder	Principal Amount

General Electric Capital Corporation	$22,000,000
Dresdner Bank AG, New York and Cayman Island Branches	$22,000,000
Mercantile Bank National Association	$16,000,000
U.S. Bank National Association	$10,000,000
Summit Bank	$10,000,000
Michigan National Bank	$10,000,000
The CIT Group Equipment Financing, Inc.	$10,000,000

E-4