Form 10-K
period 2002-12-31
REGENT COMMUNICATIONS INC
filed 2003-03-28
CIK 913015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Common Stock, $.01 par value per share

(Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      As of June 28, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $261,468,877 based upon the closing sale price of $7.05 on the Nasdaq Stock Market’s National Market for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

      The number of common shares of registrant outstanding as of March 14, 2003 was 46,496,168.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of registrant’s definitive Proxy Statement to be filed during April 2003 in connection with the 2003 Annual Meeting of Stockholders presently scheduled to be held on May 14, 2003 are incorporated by reference into Part III of this Form 10-K.

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

General Development of Business

      We are a radio broadcasting company focused on acquiring, developing and operating radio stations in mid-sized and small markets. We currently own 53 FM and 20 AM radio stations in 17 markets in California, Colorado, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, New York, Pennsylvania and Texas. We have entered into a written agreement to exchange our four radio stations serving the Duluth, Minnesota market for five radio stations serving the Evansville, Indiana market. In conjunction with the above exchange, we are currently providing programming and certain other services to the Evansville stations, and the purchaser of the Duluth stations are providing the same such services to those stations. We have also entered into written agreements to acquire two additional stations in an existing market and currently provide programming and certain other services to one of the stations pending completion of its purchase. After the completion of our pending transactions, we will own 56 FM and 20 AM radio stations in 16 markets. Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets that are ranked by BIA Publications, Inc. in their Investing in Radio 2002 Market Report, except Albany, New York, where our cluster ranks third.

      Our primary strategy is to secure and maintain a leadership position in the markets we serve and to expand into additional mid-sized and small markets where we can achieve a leadership position. After we enter a market, we seek to acquire stations that, when integrated with our existing operations, will allow us to reach a wider range of demographic groups that appeal to advertisers, increase revenue and achieve substantial cost savings. Additionally, we believe that our advertising pricing on the basis of cost per thousand impressions, combined with the added reach of our radio station clusters, allows us to compete successfully for advertising revenue against non-radio competitors such as print media, television and outdoor advertising.

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

Completed Acquisitions and Dispositions

      We completed the following acquisitions and dispositions of radio stations during 2002. The purchase prices set forth below were paid in cash, except where otherwise indicated, and include, where applicable, amounts paid under non-competition agreements, but do not include transaction-related costs.

Acquisitions

					Purchase
		No. of			Price	Date
Seller	Market	Stations	Call Letters		(in millions)	Completed

The Frankenmuth Radio Co., Inc. and MTE Corporation	Flint, MI	1	WRCL-FM		$2.0 (1)	6/01/02
Haith Broadcasting Corporation and Connoisseur Communications of Flint, L.L.P.	Grand Rapids, MI	1	WFGR-FM		$4.9 (2)	6/01/02
Covenant Communications Corporation	Flint, MI	2	WQUS-FM	(3)	$1.3	10/01/02
			WLSP-AM

      We completed the following acquisition in 2003:

					Purchase
		No. of			Price	Date
Seller	Market	Stations	Call Letters		(in millions)	Completed

Brill Media Company LLC and related entities	Lancaster- Reading, PA	2	WIOV-AM WIOV-FM		$62.0	2/25/03
	Evansville, IN/ Owensboro, KY	3	WKDQ-FM
			WBKR-FM WOMI-AM
	Ft Collins- Greeley, CO	3	KTRR-FM
	Duluth, MN		KUAD-FM KKQZ-FM	(4)
		4	KKCB-FM
			KLDJ-FM
			KBMX-FM
			WEBC-AM

(1)	The purchase price paid consisted of approximately $0.6 million in cash and 209,536 shares of our common stock.

(2)	The purchase price paid consisted of approximately $3.9 million in cash and 174,917 shares of our common stock.

(3)	WQUS-FM formerly operated under the call letters WRXF-FM.

(4)	KKQZ-FM, purchased as a construction permit, began broadcast operations on November 1, 2002.

Dispositions

		No. of		Sale Price
Purchaser	Market	Stations	Call Letters	(in millions)	Date Completed

ABC, Inc.	Albany, NY	1	WGNA-AM	$2.0	03/12/2002

Pending Transactions

      We currently have transactions pending which, if completed, will result in the purchase by us of seven radio stations and the sale by us of four radio stations. Closing of these transactions are subject to certain conditions, including required governmental approvals.

      On February 27, 2003, we entered into an agreement to exchange substantially all of the assets of KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM, serving the Duluth, Minnesota market, plus $2.7 million in cash, for substantially all the assets of WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM and WGBF-AM, serving the Evansville, Indiana market. On March 1, 2003, we began providing programming and other services to the Evansville stations and the purchaser of the Duluth stations began providing the same such services to those stations.

      On January 10, 2003, we entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price for that period is less than $7.50 per share we may, at our sole discretion, reallocate the purchase price to increase the amount of cash consideration and reduce the portion paid in Regent common stock. On February 1, 2003, we began providing programming and other services to KKPL-FM under a time brokerage agreement. We have placed $387,500 in escrow to secure our obligations under this agreement.

Acquisition Strategy

      Our acquisition strategy is to expand within our existing markets and into new mid-sized and small markets where we believe we can effectively use our operating strategies. In considering new markets, we focus on those markets that have a minimum of $8.0 million in gross radio advertising revenue where we believe we can build a station cluster that will generate at least $1.0 million in annual broadcast cash flow. The term “broadcast cash flow” means operating income (loss) before depreciation and amortization, corporate general and administrative expenses, gain (loss) on sale of long-lived assets, and impairment of goodwill and FCC licenses. Although broadcast cash flow is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States of America. Although significant competition exists among potential purchasers for suitable radio station acquisitions throughout the United States, we believe that there is currently less competition, particularly from the larger radio operators, in the mid-sized and small markets. After entering a market, we seek to acquire additional stations that will allow us to reach a wider range of demographic groups to appeal to advertisers and increase revenue. We also integrate these stations into our existing operations in an effort to achieve substantial cost savings. We have sold or will sell stations in different markets that did not or do not fit within our existing acquisition strategy.

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

Operating Strategy

      Our operating strategy focuses on maximizing our radio stations’ appeal to listeners and advertisers and, consequently, increasing our revenue and broadcast cash flow. To achieve these goals, we have implemented the following strategies:

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

Station Portfolio

      When our pending acquisition transactions are completed, we will own 56 FM and 20 AM radio stations in 16 mid-sized and small markets. The following table sets forth information about the stations that we own and expect to own after giving effect to our pending transactions.

      As you review the information in the table below, you should note the following:

•	The abbreviation “MSA” in the table means the market’s rank among the largest metropolitan statistical areas in the United States.

•	The symbol “*” indicates a station that is the subject of one of our pending acquisitions, and the symbol “#” indicates a station that we have entered into an agreement to sell. The completion of each pending acquisition or disposition is subject to certain conditions, including governmental approvals. There can be no assurance that these conditions will be satisfied in any particular case.

•	In the Primary Demographic Target column, the letter “A” designates adults, the letter “W” designates women and the letter “M” designates men. The numbers following each letter designate the range of ages included within the demographic group.

•	Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

•	We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets from Investing in Radio 2002 Market Report, published by BIA Publications, Inc.

•	We obtained all audience share information from the Fall 2002 Radio Market Report published by The Arbitron Company. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

•	N/A indicates the market has no MSA rank and is not rated by Arbitron.

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

Albany, NY	59			3	19.7
WQBJ(FM)		Rock	M 18-49
WQBK(FM)		Rock	M 18-49
WABT(FM)		80’s	A 25-54
WGNA(FM)		Country	A 25-54
WTMM(AM)		Sports	M 35+
Chico, CA	190			1	17.1
KFMF(FM)		Rock	M 18-49
KALF(FM)		Country	A 25-54
KQPT(FM)		Alternative	A 18-34
KZAP(FM)		Rhythmic CHR	A 18-34
Duluth, MN	221			2	24.8
WEBC(AM)#		News/Talk	A 35+
KLDJ(FM)#		Oldies	A 35+
KKCB(FM)#		Country	A 25-54
KBMX(FM)#		Adult Contemporary	A 25-54
El Paso, TX	70			2	12.0
KSII(FM)		Hot Adult Contemporary	W 25-54
KLAQ(FM)		Rock	M 18-49
KROD(AM)		News/Talk	A 35+
Erie, PA	156			2	35.8
WXKC(FM)		Adult Contemporary	W 25-54
WXTA(FM)		Country	A 25-54
WRIE(AM)		Nostalgia	A 35+
WQHZ(FM)		Classic Hits	A 25-54
Evansville, IN	155			2	39.0
WKDQ(FM)		Country	A 25-54
WYNG(FM)*		Country	A 25-54
WDKS(FM)*		CHR	A 18-34
WKRI(FM)*		Rock	A 18-34
WGBF(FM)*		Rock	A 25-54
WGBF(AM)*		Talk	A 35+
Flint, MI	119			2	22.7
WCRZ(FM)		Adult Contemporary	W 25-54
WWBN(FM)		Rock	M 18-49
WFNT(AM)		Nostalgia	A 35+
WRCL(FM)		Rhythmic CHR	A 18-34
WQUS(FM)		Classic Hits	A 25-54
WLSP(AM)		Variety	A 35+

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

Ft. Collins-Greeley, CO.	130			1	15.4
KUAD(FM)		Country	A 25-54
KTRR(FM)		Adult Contemporary	A 25-54
KKQZ(FM)		Classic Rock	A 25-54
KKPL(FM)*		Alternative	A 18-34
KARS(FM)*		Rock	A 18-34
Grand Rapids, MI	66			2	16.6
WLHT(FM)		Adult Contemporary	W 25-54
WGRD(FM)		New Rock	M 18-49
WTRV(FM)		Soft Adult Contemporary	W 35+
WNWZ(AM)		Talk	A 35+
WFGR(FM)		Classical	A 35+
Lafayette, LA	98			1	25.3
KPEL(FM)		Talk	A 35+
KTDY(FM)		Adult Contemporary	A 25-54
KRKA(FM)		Classic Rock	M 25-54
KFTE(FM)		Alternative	A 18-34
KMDL(FM)		Country	A 25-54
KPEL(AM)		Talk	A 35+
KROF(AM)		Sports	A 35+
Lancaster-Reading, PA	115			2	8.2
WIOV(AM)		Talk	A 35+
WIOV(FM)		Country	A 25-54
Owensboro, KY	N/A			N/A	N/A
WOMI(AM)		News/Talk	A 35+
WBKR(FM)		Country	A 25-54
Peoria, IL	135			2	17.9
WVEL(AM)		Gospel	A 35+
WGLO(FM)		Classic Rock	M 25-54
WIXO(FM)		Alternative	A 18-34
WRVP(FM)		CHR	A 18-34
WPPY(FM)		CHR	A 18-34
WFYR(FM)		Country	A 25-54
Redding, CA	215			1	43.2
KSHA(FM)		Soft Adult Contemporary	W 25-54
KNNN(FM)		CHR	A 18-34
KRDG(FM)		Oldies	A 35-54
KRRX(FM)		Rock	M 18-49
KNRO(AM)		ESPN	M 35+
KQMS(AM)		News/Talk/Sports	A 35+

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

St. Cloud, MN	212			1	28.3
KMXK(FM)		Adult Contemporary	W 25-54
WWJO(FM)		Country	A 25-54
WJON(AM)		News/Talk	A 35+
KLZZ(FM)		Classic Rock	M 25-54
KKSR(FM)		Dance CHR	A 18-34
KXSS(AM)		Adult Standards	A 35-64
Utica-Rome, NY	151			1	34.6
WODZ(FM)		Oldies	A 35-54
WLZW(FM)		Adult Contemporary	W 25-54
WFRG(FM)		Country	A 25-54
WRUN(AM)		Sports	M 35+
WIBX(AM)		News/Talk	A 35+
Watertown, NY	257			1	39.5
WCIZ(FM)		Classic Hits	A 25-54
WFRY(FM)		Country	A 25-54
WTNY(AM)		Talk	A 35+
WNER(AM)		ESPN	M 35+

Advertising Sales

      Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2002, approximately 84% of our net broadcast revenue was generated from the sale of local and regional advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of our advertisers include telephone companies, retail merchants, restaurants, fast food chains, automotive companies and grocery stores.

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

      Depending on the programming format of a particular station, we estimate the optimum number of advertising spots available. The number of advertisements that can be broadcast without jeopardizing listening levels is limited in part by the format of a particular station and by the volume of advertisements being run on competing stations in the local market. Our stations strive to maximize revenue by managing advertising inventory. Our stations adjust pricing based on local market conditions and the ability to provide advertisers with an effective means of reaching a targeted demographic group. Each of our stations has a general target level of on-air inventory. This target level of inventory may be different at different times of the day but tends to remain stable over time. Much of our selling activity is based on demand for our radio stations’ on-air inventory and, in general, we respond to this demand by varying prices rather than our target inventory level for a particular station. Therefore, most changes in revenue can be explained by demand-driven pricing changes.

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

      Although the radio broadcasting industry is highly competitive, some barriers to entry exist. The operation of a radio broadcast station requires a license from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market, as well as by the FCC’s rules and policies regulating the number of stations that may be owned or controlled by a single entity. A summary of certain of those rules and policies can be found under the heading Federal Regulation of Radio Broadcasting below.

      Our stations compete for advertising revenue with other stations and with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable or direct broadcast satellite television systems, by satellite-delivered digital audio radio service and by in-band digital audio broadcasting. Two providers of satellite-delivered digital audio broadcasting have commenced service and state that they intend to deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. Furthermore, terrestrial in-band digital audio broadcasting may deliver multi-channel, multi-format programming in the same bands now used by AM and

FM broadcasters. The delivery of information through the Internet also could create a new form of competition, as could the development of non-commercial low-power FM radio stations that serve small, localized areas.

      We cannot predict what additional new services or other regulatory matters might be considered in the future by the FCC, nor assess in advance what impact those proposals or changes might have on our business. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurances, however, that this historical growth will continue.

Employees

      At March 14, 2003, we employed approximately 890 persons. Ten of our employees in Watertown, New York are covered by a collective bargaining agreement. None of our other employees are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

Federal Regulation of Radio Broadcasting

      Introduction. Our ownership, operation, purchase and sale of radio stations is regulated by the FCC, which acts under authority derived from the Communications Act of 1934, as amended. Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	issues, renews, revokes and modifies station licenses, and determines the location, power and other technical parameters of those licenses;

•	determines whether to approve changes in ownership or control of station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.

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

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License

Albany, NY	WQBJ(FM)	B	150	50.0	103.5 MHz	06/01/06
	WQBK(FM)	A	92	6.0	103.9 MHz	06/01/06
	WABT(FM)	A	107	5.0	104.5 MHz	06/01/06
	WGNA(FM)	B	300	12.5	107.7 MHz	06/01/06
	WTMM(AM)	B	N/A	5.0	1300 kHz	06/01/06

Chico, CA	KFMF(FM)	B1	344	2.0	93.9 MHz	12/01/05
	KQPT(FM)	B	193	28.0	107.5 MHz	12/01/05
	KALF(FM)	B	386	7.0	95.7 MHz	12/01/05
	KZAP(FM)	B1	393	1.5	96.7 MHz	12/01/05

Duluth, MN	WEBC(AM)#	B	N/A	5.0	560 kHz	04/01/05
	KLDJ(FM)#	C2	251	18.5	101.7 MHz	04/01/05
	KKCB(FM)#	C1	241	100.0	105.1 MHz	04/01/05
	KBMX(FM)#	C2	278	7.7	107.7 MHz	04/01/05

El Paso, TX	KSII(FM)	C	433	98.0	93.1 MHz	08/01/05
	KLAQ(FM)	C	424	88.0	95.5 MHz	08/01/05
	KROD(AM)	B	N/A	5.0	600 kHz	08/01/05

Erie, PA	WXKC(FM)	B	150	50.0	99.9 MHz	08/01/06
	WRIE(AM)	B	N/A	5.0	1260 kHz	08/01/06
	WXTA(FM)	B1	154	10.0	97.9 MHz	08/01/06
	WQHZ(FM)	A	187	1.7	102.3 MHz	08/01/06

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License

Evansville, IN	WKDQ(FM)	C	300	100.0	99.5 MHz	08/01/04
	WYNG(FM)*	B	150	50.0	105.3 MHz	08/01/04
	WDKS(FM)*	A	100	6.0	106.1 MHz	08/01/04
	WKRI(FM)*	B	128	50.0	94.9 MHz	08/01/04
	WGBF(FM)*	A	138	3.2	103.1 MHz	08/01/04
	WGBF(AM)*	B	N/A	5.0 daytime	1280 kHz	08/01/04
				1.0 night
Flint, MI	WCRZ(FM)	B	101	50.0	107.9 MHz	10/01/04
	WWBN(FM)	A	149	1.8	101.7 MHz	10/01/04
	WFNT(AM)	B	N/A	5.0 daytime	1470 kHz	10/01/04
				1.0 night
	WZRZ(FM)	A	133	3.5	93.7 MHz	10/01/04
	WQUS(FM)	A	91	3.0	103.1 MHz	10/01/04
	WLSP(AM)	B	N/A	5.0	1530 kHz	10/01/04

Ft. Collins-Greeley, CO.	KUAD(FM)	C1	212	100.0	99.1 MHz	04/01/05
	KTRR(FM)	C2	125	50.0	102.5 MHz	04/01/05
	KKQZ(FM)	C3	168	8.7	94.3 MHz	04/01/05
	KKPL(FM)*	C2	150	50.0	99.9 MHz	04/01/05
	KARS(FM)*	C	372	100.0	102.9 MHz	04/01/05

Grand Rapids, MI	WLHT(FM)	B	168	40.0	95.7 MHz	10/01/04
	WGRD(FM)	B	180	13.0	97.9 MHz	10/01/04
	WTRV(FM)	A	92	3.50	100.5 MHz	10/01/04
	WNWZ(AM)	B	N/A	1.0 daytime	1410 kHz	10/01/04
				.05 night
	WFGR(FM)	A	150	2.75	98.7 MHz	10/01/04

Lafayette, LA	KMDL(FM)	C2	171	38.0	97.3 MHz	06/01/04
	KRKA(FM)	C1	263	97.0	107.9 MHz	06/01/04
	KFTE(FM)	C2	163	42.0	96.5 MHz	06/01/04
	KTDY(FM)	C	300	100.0	99.9 MHz	06/01/04
	KPEL(FM)	C3	89	25.0	105.1 MHz	06/01/04
	KPEL(AM)	B	N/A	1.0 daytime	1420 kHz	06/01/04
				0.75 night
	KROF(AM)	D	N/A	1.0 daytime	960 kHz	06/01/04
				.095 night

Lancaster-Reading, PA	WIOV(AM)	C	N/A	1.0	1240 kHz	08/01/06
	WIOV(FM)	B	214	25.0	105.1 MHz	08/01/06

Owensboro, KY	WOMI(AM)	C	N/A	0.83	1490 kHz	08/01/04
	WBKR(FM)	C	320	100.0	92.5 MHz	08/01/04

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License

Peoria, IL	WGLO(FM)	B1	189	7.0	95.5 MHz	12/01/04
	WPPY(FM)	A	137	3.3	101.1 MHz	12/01/04
	WRVP(FM)	A	100	6.0	98.5 MHz	12/01/04
	WVEL(AM)	D	N/A	5.0 daytime	1140 kHz	12/01/04
	WFYR(FM)	B1	103	23.5	97.3 MHz	12/01/04
	WIXO(FM)	A	178	1.5	99.9 MHz	12/01/04

Redding, CA	KRRX(FM)	C	600	100.0	106.1 MHz	12/01/05
	KNNN(FM)	C2	465	1.6	99.3 MHz	12/01/05
	KQMS(AM)	C	N/A	1.0	1400 kHz	12/01/05
	KSHA(FM)	C	475	100.0	104.3 MHz	12/01/05
	KRDG(FM)	C1	379	28.0	105.3 MHz	12/01/05
	KNRO(AM)	B	N/A	10.0 daytime	1670 kHz	12/01/05
				1.0 night

St. Cloud, MN	KMXK(FM)	C2	150	50.0	94.9 MHz	04/01/05
	WJON(AM)	C	N/A	1.0	1240 kHz	04/01/05
	WWJO(FM)	C	305	97.0	98.1 MHz	04/01/05
	KKSR(FM)	C2	138	50.0	96.7 MHz	04/01/05
	KLZZ(FM)	C3	126	9.0	103.7 MHz	04/01/05
	KXSS(AM)	B	N/A	2.5 daytime	1390 kHz	04/01/05
				1.0 night

Utica-Rome, NY	WODZ(FM)	B1	184	7.4	96.1 MHz	06/01/06
	WLZW(FM)	B	201	25.0	98.7 MHz	06/01/06
	WFRG(FM)	B	151	100.0	104.3 MHz	06/01/06
	WIBX(AM)	B	N/A	5.0	950 kHz	06/01/06
	WRUN(AM)	B	N/A	5.0 daytime	1150 kHz	06/01/06
				1.0 night

Watertown, NY	WCIZ(FM)	A	100	6.0	93.3 MHz	06/01/06
	WFRY(FM)	C1	145	97.0	97.5 MHz	06/01/06
	WTNY(AM)	B	N/A	1.0	790 kHz	06/01/06
	WNER(AM)	D	N/A	3.5 daytime	1410 kHz	06/01/06
				0.04 night

*	Stations indicated with an asterisk (*) are subject to acquisition by us under an existing agreement.

#	Stations indicated with a pound sign (#) are subject to disposal by us under an existing agreement.

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

      The FCC generally applies its ownership limits to “attributable” interests held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors, and those who, directly or indirectly, have the right to vote 5.0% or more of the corporation’s voting stock are generally attributable. In addition, certain passive investors are attributable if they hold 20.0% or more of the corporation’s voting stock.

      The FCC has, for several years, followed a practice of reviewing proposed transactions based on the degree of concentration that would result from such transactions in the market for radio advertising revenue. This practice was made an official interim policy in November 2001. Under that interim policy, the FCC subjects to heightened scrutiny those applications that would result in a single entity controlling stations that generate 50 percent of the radio advertising in a given market, or in two entities controlling stations that together generate 70 percent of the radio advertising revenue in a given market. The FCC has stated that it will subject to such heightened scrutiny our proposed acquisitions of KKPL-FM (serving the Ft. Collins-Greeley, Colorado market), as well as WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM (serving the Evansville, Indiana market). The FCC continues to follow that interim policy, but has undertaken a comprehensive review of what, if any, consideration should be given in its review of license transfer applications to issues of market concentration. The outcome of this review and its impact on our business remains uncertain.

      In addition to the limits on the number of radio stations that a single owner may own in a particular geographic market, the FCC also has cross-ownership rules that limit or prohibit radio station ownership by the owner of television stations or a newspaper in the same market. The FCC has revised its radio/ television cross-ownership rule to allow for greater common ownership of radio and television stations. The revised radio/ television cross-ownership rule permits a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, and one radio station in all markets. In addition, an owner can own additional radio stations, subject to local ownership limits for the market, as follows:

•	in markets where 20 media voices will remain, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where ten media voices will remain, an owner may own an additional three radio stations.

      A “media voice” includes each independently owned, full power television and radio station and each newspaper, plus one voice for all cable television systems operating in the market. The FCC’s broadcast/ newspaper cross-ownership rule prohibits the same owner from owning a broadcast station and a daily newspaper in the same geographic market.

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

      The FCC is currently reviewing its broadcast ownership rules and policies, including those that affect the ownership of radio and television stations nationwide and in individual markets, as well as the broadcast/ newspaper cross ownership rule. The FCC may relax its existing standards, or it may impose more strict ownership limits. We are unable to predict the outcome of this proceeding, or its impact on our business.

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

      The FCC has adopted rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities (“EEO”) at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. The rules require broadcasters to widely disseminate information about job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations, and to undertake various “outreach” efforts such as job fairs, internship programs, and interaction with educational and community groups. Broadcasters must also: file reports with the FCC detailing outreach efforts; those with ten or more full-time employees must periodically certify their compliance with the EEO rules; and must file employment information with the FCC for statistical purposes.

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

      Proposed and Recent Changes. In addition to those discussed elsewhere in this document, Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters could include:

•	proposals to impose spectrum use or other fees on FCC licensees;

•	revisions to political broadcasting rules, including requirements that broadcasters provide free air time to candidates;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	changes in the FCC’s attribution and multiple ownership policies, including narrowing the definition of the local market for multiple ownership purposes;

•	changes to broadcast technical requirements;

•	proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone, cable television or other communication lines; and

•	proposals to limit the tax deductibility of advertising expenses by advertisers.

      The FCC has selected In-Band On-Channel™ as the exclusive technology for terrestrial digital operations by AM and FM radio stations. The FCC has authorized limited commencement of “hybrid” In-Band On-Channel™ transmissions, that is, simultaneous broadcast in both digital and analog format pending the adoption of formal licensing and service rules. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel™ technology would permit an FM station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding In-Band On-Channel™ technology and what effect such regulations would have on our business or the operations of our radio stations. It is also unclear what impact the introduction of digital broadcasting will have on the markets in which we compete.

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

      Our Internet site (www.regentcomm.com) makes available to interested parties our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules we file electronically with the Securities and Exchange Commission (the “Commission”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the Commission at the Commission’s Internet site (http://www.sec.gov).

Item 2.	Properties.

      The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.

      We currently own studio facilities in Redding, California; Burton (Flint), Michigan; Lafayette, Louisiana; Pekin (Peoria), Illinois; St. Cloud, Minnesota; Whitesboro (Utica-Rome), New York; Watertown, New York; Owensboro, Kentucky; Windsor (Ft. Collins), Colorado; and Ephrata (Lancaster), Pennsylvania. We own transmitter and antenna sites in Redding, California; Burton, Otisville, Millington and Lapeer (Flint), Michigan; St. Cloud, Rice, Stearns County and Graham Township (St. Cloud), Minnesota; Whitestown, Deerfield and Kirkland (Utica-Rome), New York; Watertown and Rutland (Watertown), New York; Peoria County and Woodford County (Peoria), Illinois; Lafayette and Abbeville (Lafayette), Louisiana; Albany, New York; Grand Rapids, Michigan; Owensboro, Utica and Henderson (Owensboro), Kentucky; Pierce, Windsor and Wellington (Ft. Collins), Colorado; Douglas County (Duluth), Minnesota; and Lancaster and Wyomissing (Lancaster), Pennsylvania. We expect to acquire additional and dispose of certain real estate in connection with our pending transactions. We lease our remaining studio and office facilities, including corporate office space in Covington, Kentucky, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment.

      Substantially all of our personal property and equipment serve as collateral for our obligations under our existing credit facility.

Item 3.	Legal Proceedings.

      As previously reported, Regent Communications, Inc. and certain of its officers were named as defendants in a class action lawsuit relating to our initial public offering, which proceeding remains pending in the United States district court for the Southern District of New York. The suit against Regent is a related proceeding to the In re Initial Public Offering Securities Litigation brought by various plaintiffs in connection with various initial public offerings conducted during the applicable statute of limitations time periods. Although the suit remains in its preliminary stages, the Regent officers who were initially named as defendants have subsequently been dismissed from the proceeding. In addition, settlement discussions are ongoing with respect to the In re Initial Public Offering Securities Litigation, in which Regent expects that it could elect to participate if a settlement is reached on a global basis. Notwithstanding the foregoing, the outcome of this litigation remains uncertain and we have not reserved for it.

      We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

      Shares of our common stock have been quoted on The Nasdaq Stock Market under the symbol RGCI since January 25, 2000, following effectiveness of the registration statement for the initial public offering of our common stock. The following table sets forth, for each of the calendar quarters indicated, the reported high and low sales prices of our common stock as reported in the Nasdaq National Market.

2002	High	Low

First quarter	$8.8800	$4.9000
Second quarter	$8.8999	$6.0100
Third quarter	$7.0000	$4.2600
Fourth quarter	$6.9000	$4.8100

2001

First quarter	$9.7812	$5.6250
Second quarter	$11.9900	$6.0500
Third quarter	$8.7100	$5.7500
Fourth quarter	$7.3500	$4.8800

      As of March 14, 2003, there were approximately 368 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

      We have never declared or paid cash dividends on our common stock and do not intend to do so in the foreseeable future. In addition, our credit agreement with our lenders prohibits the payment of cash dividends on our common stock.

      In December 2002, 5,358 shares of our common stock were issued to a former director of Faircom Inc. at prices ranging from $0.89 to $3.73 per share upon the exercise of options that were outstanding under the Regent Communications, Inc. Faircom Conversion Stock Option Plan, which provided substitute options for those granted under the Faircom Inc. Stock Option Plan prior to our merger with Faircom Inc. These shares issued on exercise of options were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

Item 6.	Selected Financial Data.

      The selected financial data below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000	1999	1998

OPERATING RESULTS(1)(2):
Net broadcast revenues	$70,390	$53,745	$44,107	$23,854	$14,772
Operating income (loss)	9,460	(3,078)	831	(612)	(433)
Income (loss) before income taxes, extraordinary items and cumulative effect of accounting change	6,819	(2,378)	14,966	(6,300)	(3,290)
Extraordinary items, net of taxes (3)	—	—	(1,114)	(471)	(1,170)
Cumulative effect of accounting change, net of income taxes(4)	(6,138)	—	—	—	—
Net (loss) income	(6,480)	(1,713)	13,852	(6,771)	(4,460)
Preferred stock dividend requirements	—	—	(629)	(5,205)	(2,166)
Preferred stock accretion(5)	—	—	(26,611)	(17,221)	(4,787)
Loss applicable to common shares	(6,480)	(1,713)	(13,388)	(29,197)	(11,413)
BASIC AND DILUTED NET LOSS
PER COMMON SHARE:
Loss before extraordinary items and cumulative effect of accounting change	$(0.01)	$(0.05)	$(0.39)	$(119.69)	$(42.67)
Extraordinary items	—	—	(0.03)	(1.96)	(4.88)
Cumulative effect of accounting change	(0.14)	—	—	—	—

Basic and diluted net loss per common share	$(0.15)	$(0.05)	$(0.42)	$(121.65)	$(47.55)

Weighted average number of common shares used in basic and diluted calculation	43,177	34,218	31,715	240	240

	December 31,

	2002	2001	2000	1999	1998

BALANCE SHEET DATA(1)(2):
Current assets	$16,984	$12,179	$12,012	$10,329	$11,619
Total assets	308,030	306,356	252,733	83,727	67,618
Current liabilities	7,948	6,054	4,902	3,115	13,027
Long-term debt and capital leases, less current portion	11,449	87,094	45,094	25,331	34,618
Redeemable preferred stock	—	—	—	89,265	27,406
Total stockholders’ equity (deficit)	$278,490	$208,338	$198,420	$(37,810)	$(10,077)

(1)	Acquisitions in 2002, 2001, 2000, 1999 and 1998, affect comparability among years (see Note 2 in Notes to Consolidated Financial Statements).

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

(3)	Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of year 2000 extraordinary item.

(4)	Refer to Note 8 of the Notes to Consolidated Financial Statements.

(5)	Refer to Note 5 of the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

General

      Our company was formed in November 1996 to acquire, own and operate clusters of radio stations in mid-sized and small markets. The proceeds from our January 2000 Initial Public Offering (“IPO”), proceeds from our April 2002 offering of common stock, and borrowings under our credit facility have given us the ability to increase our size significantly over the past three years. We currently own 73 radio stations in 17 markets. During 2002, we acquired three radio stations in our Flint, Michigan market, one radio station in our Grand Rapids, Michigan market, and disposed of one radio station in Albany, New York. In February 2003, we completed the purchase of 12 radio stations in five new markets. In conjunction with the pending acquisition of these stations, we provided the stations with programming and other services beginning in September 2002. We have the following pending transactions.

•	The exchange of four radio stations we currently own in one market for five radio stations in a market we have a presence in. In March 2003, we began providing programming and other services to the stations we intend to acquire, and the purchaser of the stations we intend to sell began providing the same such services to those stations.

•	The purchase of two radio stations in an existing market, one of which we began providing programming and other services to in February 2003.

      The principal source of our revenue is the sale of broadcasting time on our radio stations for advertising. As a result, our revenue is affected primarily by the advertising rates our radio stations charge. Correspondingly, the rates are based upon a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic Arbitron Radio Market Reports. In 2002, our radio stations derived approximately 84% of their net broadcast revenues from local and regional advertising in the markets in which they operated, and the remainder resulted principally from the sale of national advertising, network compensation payments and other miscellaneous transactions.

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

      Prior to 2002, and excluding gains on the sale or exchange of radio stations, we had historically generated net losses, primarily as a result of significant non-cash charges for depreciation and amortization relating to the acquisitions of radio stations and interest charges on outstanding debt. Prior to new guidance that was issued by the Financial Accounting Standards Board in 2001 relating to purchase accounting and the amortization of intangible assets, we historically amortized on a straight-line method over a 15- to 40-year period, the FCC licenses and goodwill attributable to substantially all of our radio stations. During 2001, the Financial Accounting Standards Board issued new guidance on purchase accounting and the amortization of intangible assets, which significantly reduced the amount of non-cash amortization charges we recognized in our financial statements in 2002. Goodwill and FCC licenses we recorded for acquisitions that we completed subsequent to July 1, 2001, were not amortized due to this new guidance, and beginning January 1, 2002, we ceased amortizing all goodwill and FCC licenses. Based upon the large number of acquisitions we consummated within the last three years, we anticipate that depreciation charges will continue to be significant for several years. To the extent that we complete additional acquisitions, our interest expense and depreciation charges related to property and equipment and other intangible assets are likely to increase.

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

Effect of Recently Issued Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We have adopted the annual financial statement disclosure provisions of SFAS 148 and have reflected such disclosures in Note 1 of the Notes to Consolidated Financial Statements. We have not yet determined the impact, if any, of the transition and interim financial statement disclosure provisions of SFAS 148.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 provides for an interpretation of Statements of Financial Accounting Standards Nos. 5, 57, and 107, and rescission of Financial Accounting Standards Board Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We will adopt FIN 45 effective January 1, 2003 and will apply its provisions prospectively to all guarantees issued or modified after December 31, 2002. We do not believe the impact of adoption, if any, will materially impact our financial position, cash flows or result of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that employees who are involuntarily terminated receive in certain instances. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred. We will adopt SFAS 146 effective January 1, 2003, and apply its provisions accordingly.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted this standard for lease transactions entered into after May 15, 2002 and have determined the impact of adoption to be immaterial. The provisions of SFAS 145 related to debt extinguishments will be adopted on January 1, 2003, and could have an impact on us, to the extent that we would make any changes to our credit facility. We had no debt extinguishments during the year ended December 31, 2002.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) that addresses the recognition of asset retirement obligations. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The statement is effective for fiscal years beginning after June 15, 2002. We will adopt SFAS 143 as required in the year 2003, and have determined the impact of adoption to be immaterial.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgements and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, evaluating the realizability of our deferred tax assets, allocating the purchase price of acquisitions, and determining the recoverability of our long-lived assets. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We routinely review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Our allowance is calculated based upon a percentage of cash revenues, and includes a provision for known issues. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received. Although no near-term changes are expected, unforeseen changes to future allowance percentages could materially impact overall financial results.

Deferred Tax Assets — At December 31, 2002, we had a deferred tax asset of approximately $13.4 million, the primary component of which is our net operating loss carryforwards. During the third and fourth quarters of 2002, we recorded $4.4 million of income tax expense to establish valuation allowances on net operating loss carryforwards scheduled to expire in the years 2002 through 2016. The recording of the $4.4 million valuation allowance resulted in a net deferred tax asset of $9.0 million. We have determined that it is not necessary to record a valuation allowance against our net operating loss carryforwards for years 2017 through 2022, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration the run-off of significant tax amortization related to existing FCC licenses and deductible goodwill by 2016. The decision to record the valuation allowance was based on the downturn in economic conditions that have reduced private market values of radio station assets and limited our ability to implement our tax-planning strategy to utilize the net operating loss carryforwards. The need to record an additional valuation allowance against our deferred tax assets is reviewed quarterly, and if we were to determine that we would be unable to realize a portion, or the remainder of the deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded as expense in the period such determination was made. Additionally, if it were determined that we would be able to utilize a portion of the net operating loss carryforwards that are reserved for in the valuation allowance, an adjustment to the valuation allowance would be recorded as a reduction of expense. If our provisions for current or deferred taxes are not adequate due to unfavorable law changes or unforeseen economic conditions, we could experience losses in excess of the current or deferred income tax provisions we have established.

Acquisition of Radio Stations — The total cost of acquired stations is allocated to the underlying net assets of such stations, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to asset lives and market multiples, among other items.

Impairment of Long-Lived Assets — In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets to be held and used (fixed assets and definite-lived intangible assets) are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. If we were to determine that the carrying amount of an asset was not recoverable, we would record an impairment loss for the difference between the carrying amount and the fair value of the asset. We determine the fair value of our long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used.

Goodwill and Indefinite-Lived Intangible Assets — The FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) in June 2001. SFAS 141 specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS 142 requires that a company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Our FCC licenses qualify as indefinite-lived intangible assets, and represent a significant portion of the assets on our balance sheet. Consistent with the application provisions of SFAS 142, we apply a fair value approach employing a discounted cash flow methodology to test impairment of both indefinite-lived intangible assets and goodwill on a market by market basis. To arrive at a value for discounted cash flow of a market, management relies upon estimates of future cash flows and the effects of changes in business conditions. To the extent that the carrying value exceeds the fair value of the assets, an impairment loss will be recorded. SFAS 142 also requires intangible assets with definite useful lives to continue to be amortized over their respective useful lives and be tested for impairment whenever events and circumstances indicate that the carrying amount may not be recoverable.

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

      Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-K include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, the current political unrest and ongoing war on terrorism and in the Middle East, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, our ability to manage our growth, our ability to integrate our acquisitions, and changes in the regulatory climate affecting radio broadcast companies. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.

Results of Operations

      Following is a discussion of the key factors that have affected our business over the last three years. This commentary should be read in conjunction with our consolidated financial statements and the related footnotes included herein.

2002 Compared to 2001

      Results from operations in 2002, as compared to 2001, were affected considerably by full year results for our 2001 acquisitions in Peoria, Illinois, Lafayette, Louisiana, and to a lesser extent, Erie, Pennsylvania, and our 2002 acquisitions of radio stations in Flint and Grand Rapids, Michigan, as well as the 2001 disposition of our stations in Palmdale, California. Additionally, in September 2002, we began operating the Brill Media stations under time brokerage agreements. Accordingly, the results of our operations in 2002 are not comparable to those of the prior period, nor are they necessarily indicative of future results. Additionally, our results for the third and fourth quarters of 2001 were negatively impacted by the September 11, 2001 terrorist attacks, and we cannot predict the effect on our operations, if any, of any future terrorist attacks or the impact of the war in the Middle East.

Net Broadcast Revenues

      Net broadcast revenues were approximately $70.4 million in 2002, a 31.0% increase over 2001 net revenues of approximately $53.7 million. Approximately $9.3 million of the increase was attributable to full year results for stations we acquired in 2001. Results for the stations we acquired or began operations under time brokerage agreements in 2002 contributed approximately $6.6 million of the net revenue increase, and the remainder was due to revenue increases at stations we owned for both years, offset partially by the sale of our Palmdale, California stations during 2001.

Station Operating Expenses

      Operating expenses were approximately $49.0 million in 2002, compared to approximately $38.5 million in 2001. The increase is primarily a result of full year results for the stations we acquired in 2001, which represented approximately $5.8 million of the increase, as well as expenses for the stations we purchased or operated under time brokerage agreements in 2002, which added approximately $5.6 million of additional operating expense. A significant portion of the increase in our operating expense was due to research and promotional expenses we incurred to properly target our intended demographic audiences within our markets, as well as to promote our radio stations through various advertising campaigns and contest prize give-aways, which we believe will promote long-term growth at our radio stations.

Depreciation and Amortization

      Depreciation and amortization expense decreased by 75.0%, from approximately $13.4 million in 2001, to approximately $3.4 million in 2002. Effective January 1, 2002, we adopted the provisions of SFAS 142, which eliminated the amortization of goodwill and other intangible assets determined to have an indefinite life, and also requires an annual impairment testing of those assets. Amortization expense related to goodwill and indefinite-lived intangible assets was approximately $6.3 million, net of income taxes, for the year ended December 31, 2001.

Corporate Expense

      Corporate general and administrative expenses increased from approximately $4.9 million in 2001 to approximately $6.1 million in 2002. This increase was due to a combination of the following: salary components of two employees who were charged at the market level in 2001 and were charged to corporate expense in 2002, due to our ability to leverage those resources at the corporate level; increased legal expenses; implementation of and compliance with various provisions of the Sarbanes-Oxley Act of 2002; an increase in Directors’ and Officers’ insurance premiums; and compensation paid to outside Directors for their service on the Company’s Board of Directors, a policy which began in 2002.

Impairment of Goodwill

      In conjunction with our annual impairment testing of goodwill and indefinite-lived intangible assets, it was determined that the fair value of goodwill for our Peoria, Illinois market was less than the carrying value of the goodwill recorded in our financial statements. As a result, during the fourth quarter of 2002, we recorded an impairment charge of $1.8 million, net of income taxes, against operating income.

Gain on Sale of Long-lived Assets

      On March 12, 2002, we completed the sale of WGNA-AM in Albany, New York for $2.0 million in cash. We recorded a pre-tax gain of approximately $442,000 on the sale. We treated the disposal of WGNA-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations.

Interest Expense

      Interest expense decreased by 32.7% in 2002 compared to 2001. The decrease was primarily the result of the paydown of outstanding debt under our credit facility with proceeds from our April 2002 stock offering. Also contributing to the decrease was lower interest rates throughout 2002, as compared to 2001. The weighted average interest rate for the year 2002 was 3.59%, compared to 5.32% for the 2001 year. The weighted average interest rate at December 31, 2002 was 2.67%, as compared to an average interest rate of 3.37% at December 31, 2001.

Gain on the Sale of Radio Stations

      On June 1, 2001, we completed the sale of our three stations in Palmdale, California to Concord Media Group, Inc. We recognized a pre-tax gain of approximately $4.4 million on this transaction, which is reflected in the Consolidated Statements of Operations for the year ended December 31, 2001.

Income Taxes

      We recorded income tax expense of approximately $7.2 million in 2002, prior to the income tax benefit from cumulative effect of accounting change. This represents a 34% federal rate and a 4.8% state rate, and includes $4.4 million of income tax expense related to the establishment of valuation allowances on our federal and state net operating loss carryforwards scheduled to expire in the years 2002 through 2016. We have cumulative federal and state tax loss carryforwards of approximately $49.8 million at December 31, 2002 which expire in the years 2003 through 2022. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. In arriving at the determination as to the amount of the valuation allowance required for the years ended December 31, 2002 and 2001, we considered the impact of deferred tax liabilities resulting from purchase transactions, statutory restrictions on the use of operating losses, and a tax planning strategy available to us. Consequently, during the second half of 2002, we determined that when considering the current state of private market values for radio station assets, it would be more likely than not that we would not be able to implement our tax planning strategy within the foreseeable future.

Cumulative Effect of Accounting Change

      Upon the adoption of SFAS 142, we completed a transitional impairment analysis of our indefinite-lived FCC licenses and recorded an impairment loss of approximately $3.9 million, net of income tax benefit of approximately $2.4 million. Additionally, we completed the two-step transitional impairment analysis of goodwill and recorded an impairment loss of approximately $2.2 million, net of income tax benefit of approximately $1.4 million. To estimate fair value, we used a discounted cash flow methodology. These losses are reflected as a cumulative effect of accounting change in the Consolidated Statements of Operations for the year ended December 31, 2002.

Same Station Results

      The performance of a radio station group, such as ours, is customarily measured by its ability to generate broadcast cash flow. The term “broadcast cash flow” means operating income (loss) before depreciation and amortization, corporate general and administrative expenses, gain (loss) on sale of long-lived assets and impairment of goodwill and FCC licenses. Although broadcast cash flow is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, we believe that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

      While acquisitions have affected the comparability of our 2002 operating results to those of 2001, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of markets disposed of during those years. These comparable results between 2002 and 2001 are listed in the table below by quarter, excluding the effect of barter transactions (dollars in thousands).

	2002	2001		2002	2001
	Net	Net	%	Broadcast	Broadcast	%
	Revenue	Revenue	Change	Cash Flow	Cash Flow	Change

Quarter 1
Same stations (43 stations in 10 markets)	$9,732	$9,969	(2.4)%	$2,323	$2,572	(9.7)%
Remaining stations and barter effect	3,254	1,365		717	321

Total	$12,986	$11,334		$3,040	$2,893

      Revenue for the first quarter of 2002 was negatively impacted by the weak economy. In addition, we had a very successful first quarter of 2001, making comparable revenue growth in 2002 difficult, given the economic climate. These two factors resulted in a corresponding decrease in broadcast cash flow compared to the prior year quarter.

	2002	2001		2002	2001
	Net	Net	%	Broadcast	Broadcast	%
	Revenue	Revenue	Change	Cash Flow	Cash Flow	Change

Quarter 2
Same stations (43 stations in 10 markets)	$12,904	$12,941	(0.3)%	$4,765	$4,544	4.9%
Remaining stations and barter effect	4,358	1,717		1,027	241

Total	$17,262	$14,658		$5,792	$4,785

      Revenue for the second quarter was flat compared to the prior year quarter results, as economic conditions showed little improvement. Broadcast cash flow increased over the prior year quarter due to cost savings in administrative and promotional expenses.

	2002	2001		2002	2001
	Net	Net	%	Broadcast	Broadcast	%
	Revenue	Revenue	Change	Cash Flow	Cash Flow	Change

Quarter 3
Same stations (43 stations in 10 markets)	$13,601	$12,548	8.4%	$4,712	$3,932	19.8%
Remaining stations and barter effect	5,109	1,481		1,254	246

Total	$18,710	$14,029		$5,966	$4,178

      The events of September 11, 2001 had a significant impact on the Company’s net revenue and broadcast cash flow for the third quarter of 2001. The third quarter of 2002 reflects improved results, as well as increases in political revenue due to cyclical elections.

	2002	2001		2002	2001
	Net	Net	%	Broadcast	Broadcast	%
	Revenue	Revenue	Change	Cash Flow	Cash Flow	Change

Quarter 4
Same stations (49 stations in 11 markets)	$13,368	$12,160	9.9%	$4,811	$3,652	31.7%
Remaining stations and barter effect	8,064	1,564		1,818	(293)

Total	$21,432	$13,724		$6,629	$3,359

      Net revenue for the fourth quarter of 2002 showed improvements in the advertising environment, along with the relative maturity of our portfolio over the same period of the prior year.

2001 Compared to 2000

Net Broadcast Revenue and Station Operating Expenses

      In 2001 compared to 2000, we experienced increases in net broadcast revenues and station operating expenses, due primarily to our year 2001 acquisition of radio stations in Peoria, Illinois and full year results for our year 2000 acquisitions in Albany, New York and Grand Rapids, Michigan. These acquisitions contributed approximately $12.9 million of the 21.9% increase in net revenue in 2001 over 2000, and approximately $9.3 million of the 27.7% increase in operating expense for the same periods. Offsetting these increases were decreases in the same categories due to the disposition in 2001 of our Palmdale, California radio stations and our year 2000 dispositions of our Flagstaff, Arizona, Mansfield, Ohio, and Victorville, California markets, which accounted for approximately $5.9 million and $4.2 million of the variances in net revenue and operating expense, respectively. Additionally, our 2001 results were impacted by the events of September 11, 2001.

Depreciation and Amortization

      Depreciation and amortization expense increased by 56.2% from 2000. This is due to a combination of a full year of depreciation and amortization expense for acquisitions that occurred at various times throughout the 2000 year, plus depreciation expense on approximately $5.3 million of depreciable property and equipment additions attributable to station acquisitions in 2001, and to a lesser extent, depreciation on approximately $3.2 million of capital expenditures during 2001.

Corporate Expenses

      Corporate general and administrative expenses increased from approximately $4.5 million in 2000 to approximately $4.9 million in 2001. Beginning in the second quarter of 2000, we began increasing the size of our infrastructure to meet the demands of supporting a public company whose stock is listed on a national stock market.

Interest Expense

      Interest expense decreased by 22.5% in 2001 compared to 2000. After removing the effect of approximately $1.5 million of the 2000 interest expense, which was the result of the mark to fair market value of our warrant liability, interest expense increased approximately 20.3%. The increase is due to an average debt level of approximately $47.5 million during 2001 compared to approximately $16.5 million in 2000. Average debt levels were lower in 2000 as we had paid down all our debt with proceeds from the IPO in January 2000 and subsequently did not incur any borrowings under our new credit facility until August 2000. The increase in interest expense was mitigated somewhat by significant decreases in interest rates during 2001. The weighted average interest rate was 5.32% for the 2002 year, compared to 7.90% for the 2000 year. The weighted average interest rates were approximately 3.37% and 8.05% at December 31, 2001 and 2000, respectively.

Gain on the Sale of Radio Stations

      On June 1, 2001, we completed the sale of our three stations in Palmdale, California to Concord Media Group, Inc. We recognized a pre-tax gain of approximately $4.4 million on this transaction, which is reflected in the Consolidated Statements of Operations for the year ended December 31, 2001. On August 24, 2000, we completed an exchange agreement entered into with Clear Channel Broadcasting, Inc., Capstar Radio Operating Company and their affiliates, in which we exchanged our eight stations serving the Mansfield, Ohio (2 FM/1 AM) and Victorville, California (3 FM/2 AM) markets plus approximately $80.5 million in cash for ten stations serving the Grand Rapids, Michigan (3 FM/1 AM) and Albany, New York (4 FM/2 AM) markets. As a result of this transaction, we recognized a pre-tax gain on the exchange of approximately $17.8 million, which is reflected in the Consolidated Statements of Operations for the year ended December 31, 2000.

Income Tax Benefit

      We recorded an income tax benefit of $665,000 in 2001. This tax benefit represents a 34% federal rate offset by state income taxes and the amortization of intangibles in excess of the amounts that are deductible for tax purposes. At December 31, 2001, we had cumulative federal and state tax loss carryforwards of approximately $40.0 million. These loss carryforwards had expiration dates in years 2002 through 2021. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. In arriving at the determination as to the amount of the valuation allowance required for the years ended December 31, 2001 and 2000, we considered the impact of deferred tax liabilities resulting from purchase transactions, statutory restrictions on the use of operating losses, and a tax planning strategy available to us. Consequently, we determined that no valuation allowance was required at December 31, 2001 and 2000. During 2000, we released the entire valuation allowance. As a result of these events, no income tax expense was recorded in 2000.

Extraordinary Loss

      On January 28, 2000, we paid off the outstanding debt, accrued interest and related fees from our old credit facility, totaling approximately $25.1 million, using proceeds from our IPO. This final paydown resulted in an extraordinary loss of approximately $1.1 million, net of income tax, from the write-off of deferred financing costs.

Liquidity and Capital Resources

      Our cash and cash equivalents balance at December 31, 2002 was approximately $2.7 million compared to approximately $1.8 million at December 31, 2001. Net cash provided by operating activities was approximately $11.0 million in 2002, compared to approximately $8.4 million in 2001. The increase was due primarily to the operating activities of radio stations acquired or operated under time brokerage agreements in 2002 and in the latter part of 2001. Cash flow used in investing activities was approximately $8.3 million in 2002 compared to approximately $53.2 million in 2001. The decrease is due primarily to fewer acquisitions of radio stations in 2002 compared to 2001, offset by proceeds from the disposition of radio stations in 2001. Cash flows used in financing activities were approximately $1.8 million, compared to cash flows provided by financing activities of approximately $45.8 million in 2001. During 2002, proceeds received from our April 2002 stock offering and the final proceeds received from our November 2001 private placement of equity were used to repay borrowings under our credit facility. Additionally, approximately $1.1 million was used to purchase treasury stock during the last half of 2002. During 2001, cash provided by financing activities was primarily the result of debt issued in connection with our 2001 acquisitions and a private placement of equity securities during the fourth quarter.

Sources of Funds

      In 2002, our sources of cash totaled approximately $92.8 million and were derived from a combination of: net proceeds from our April 2002 common stock offering; cash provided by operating activities; borrowings under our credit facility; net proceeds from the sale of long-lived assets; and final payment for shares issued during our November 2001 private placement of equity.

      On April 29, 2002, we completed the sale of 10.5 million shares of common stock at a price of $7.50 per share. Net cash proceeds after underwriting discounts and commissions were approximately $74.6 million. Approximately $70.6 million of the proceeds were used to pay down outstanding borrowings under our credit facility. The remaining $4.0 million of proceeds were used to fund a portion of the purchase price of two radio stations purchased during 2002.

      We have a credit agreement with a group of lenders that provides for a senior reducing revolving credit facility in the initial amount of $125.0 million, maturing December 31, 2006. The credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expense, and to fund permitted acquisitions. The facility also permits us to request from time to time that the lenders issue letters of credit in an aggregate amount up to $25.0 million in accordance with the same lending provisions. Mandatory prepayments and commitment reductions are required upon certain asset sales, subordinated debt proceeds, excess cash flow amounts and sales of equity securities. On April 30, 2002, the provisions of the excess cash flow calculation reduced our available commitment by approximately $3.9 million, and in April 2003, the provisions under that calculation will further reduce our available commitment by approximately $3.6 million. The commitment and our maximum borrowings, including the permanent reduction due to excess cash flow and the scheduled quarterly reductions, reduce over five years, beginning in 2002, as follows (in thousands):

December 31,	Commitment Amount

2001	$125,000
2002	102,793
2003	77,919
2004	55,657
2005	33,394
2006	-0-

      The scheduled reduction in available commitment amounts each year occurs ratably over each quarter. For 2002, the quarterly reduction amount for the first quarter was $4,687,500. The remaining 2002 quarterly reductions were reduced to approximately $4.5 million per quarter, due to the permanent reduction in the facility from the April 2002 excess cash flow reduction. The $25.0 million letter of credit sub-limit also reduces proportionately but not below $15.0 million. We received net proceeds of approximately $74.6 million from the April 29, 2002 public sale of our common stock, which we used to pay down approximately $70.6 million of outstanding indebtedness under the facility. Under the terms and conditions of the credit facility, the borrowings available to us would have been permanently reduced by the net proceeds we received from the stock offering. However, we exercised our option to provide a reinvestment notice to the lender, which allowed us to re-borrow substantially all of such proceeds for acquisitions and other permitted investments which were complete and/or for which binding agreements were obtained within 270 days of such election. Our Brill Media and AGM-Nevada purchases qualify under such election, and in February 2003, we re-borrowed $62.0 million of the amounts covered by the reinvestment notice to fund the Brill Media purchase. We intend to re-borrow at least $5.0 million of the purchase price of the AGM-Nevada acquisition, the minimum portion which must be paid in cash, and may, at our option, fund the entire $7.75 million purchase price through borrowings under the credit facility. Consequently, borrowings under the facility were permanently reduced in January 2003, by approximately $4.4 million.

      Under the credit facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under our credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin which varies between 1.25% and 2.75% depending upon our financial leverage. Borrowings under the credit facility bore interest at an average rate of 2.67% as of December 31, 2002. We are required to pay certain fees to the agent and the lenders for the underwriting commitment, which varies between 0.375% and 0.75% depending upon the amount of the facility utilized and our leverage ratio, and for the administration and use of the credit facility. Our indebtedness under the credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by these subsidiaries. As of March 1, 2003 we had borrowings under this facility of approximately $71.5 million.

      On March 12, 2002, we completed the disposition of substantially all the operating assets of WGNA-AM, serving the Albany, New York market, for $2.0 million in cash to ABC, Inc. On February 15, 2002, ABC, Inc. began providing programming and other services to the station under a time brokerage agreement. We recognized a pre-tax gain on the sale of approximately $442,000. The proceeds from the sale of the station were used to pay down borrowings under our credit facility.

      On February 5, 2002, we received approximately $1.2 million from the release of an escrow account holding 200,000 shares of our common stock. The shares, sold to a venture capital fund related to one of our independent directors, were part of our November 2001 private placement offering of 900,000 shares issued at $5.75 per share, and were held in escrow pending confirmation from Nasdaq that stockholder approval would not be required for such sale. The proceeds from the private placement were used to pay down borrowings under our credit facility.

Uses of Funds

      In 2002, we utilized our sources of cash primarily to: repay borrowings of approximately $80.7 million under our credit facility; acquire radio stations and pay related acquisition costs totaling approximately $6.2 million; and repurchase shares of our common stock for approximately $1.1 million. Additionally in 2002, we funded capital expenditures of approximately $3.9 million to upgrade our equipment and consolidate duplicate facilities in order to remain competitive and to create cost savings over the long term. We expect capital expenditures to be approximately $5.1 million in 2003. The increase is due primarily to; planned expansions to accommodate recent station acquisitions; consolidations to eliminate duplicate facilities; and general increases in expenditures due to significantly more owned and operated stations in 2003.

      On February 25, 2003, we completed the acquisition of 12 radio stations from Brill Media Company LLC and its related entities. We began providing programming and other services to the stations under a time brokerage agreement on September 11, 2002. The stations we acquired and the markets they serve are as follows:

•	WIOV-FM and WIOV-AM, serving the Lancaster-Reading, Pennsylvania market

•	WKDQ-FM, WBKR-FM and WOMI-AM, serving the Evansville, Indiana and Owensboro, Kentucky markets

•	KTRR-FM, KUAD-FM and KKQZ-FM (formerly a construction permit prior to commencing broadcast operations on November 1, 2002) serving the Ft. Collins-Greeley, Colorado market, and

•	KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM, serving the Duluth, Minnesota market

The purchase price of these assets was approximately $62.0 million, which we paid in cash through borrowings under our credit facility.

Pending Sources and Uses of Funds

      On January 10, 2003, we entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price for that period is less than $7.50 per share we may, at our sole discretion, reallocate the purchase price to increase the amount of cash consideration and reduce the portion paid in Regent common stock. On February 1, 2003, we began providing programming and other services to KKPL-FM under a time brokerage agreement. We have placed $387,500 in escrow to secure our obligations under this agreement. The FCC has indicated that it will subject this acquisition to heightened scrutiny based on the competitive conditions in this market. Based on this review, we cannot predict when, or if, we will be allowed to complete this transaction.

      On February 27, 2003, we entered into an agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) to exchange our four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash for Clear Channel’s five stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, we began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The FCC has indicated that it will subject this acquisition to heightened scrutiny based on the competitive conditions in this market. Based on this review, we cannot predict when, or if, we will be allowed to complete this transaction.

      On March 19, 2002 we filed a Registration Statement on Form S-3 covering a combined $250.0 million of common stock, convertible preferred stock, depository shares, debt securities, warrants, stock purchase contracts and stock purchase units (the “Shelf Registration Statement”). The Shelf Registration Statement also covers debt securities issued by one of our subsidiaries, and guarantees of such debt securities by us. We used approximately $78.8 million of the amounts available under the Shelf Registration Statement for our April 2002 offering of common stock.

      Our Board of Directors has authorized us to repurchase shares of our common stock on the open market when the share price reaches predetermined levels set by the Board. During the third quarter of 2002, the amount of our common stock we were authorized to repurchase was increased to bring the level to $10.0 million. During the first quarter of 2003 we made purchases of our common stock totaling approximately $1.0 million under this program.

      We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to complete our pending acquisitions and to meet our requirements for corporate expenses and capital expenditures for the remainder of the 2003 year, based on our projected operations and indebtedness and giving effect to scheduled quarterly credit facility commitment reductions. We are currently in discussions with a number of potential lenders for new financing alternatives, and expect to enter into a new financing agreement during the second quarter of 2003 that will increase our borrowing capacity. After giving effect to all completed and pending asset transactions, at December 31, 2003, outstanding borrowings under our existing credit facility would be approximately $74.0 million, with available borrowings of approximately $3.9 million, subject to the terms and conditions of the credit facility.

      We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries. Contractual obligations related to our credit facility and other long-term debt, capital leases and operating leases are summarized below (in thousands). Under the terms of our credit facility, our maximum borrowings will reduce over five years, beginning in 2002. Based upon our outstanding borrowings at December 31, 2002, the payments detailed below under Long-term Debt would be required to maintain compliance with our credit facility.

	Payments Due by Period

		One year	Two to	Four to
Contractual Obligation	Total	or less	three years	five years	Thereafter

Long-term Debt	$11,419	$60	$120	$11,239	$-0-
Capital Leases	144	63	74	7	-0-
Operating Leases	9,847	1,271	1,951	1,781	4,844

Total Contractual Cash Obligations	$21,410	$1,394	$2,145	$13,027	$4,844

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

      We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of December 31, 2002, we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at December 31, 2002, a one percent change in the weighted average interest rate would change the Company’s annual interest expense by approximately $110,000.

Item 8.	Financial Statements and Supplementary Data.

Regent Communications, Inc.

Index to Financial Statements

Page

Financial Statements:
Report of Independent Accountants	36
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	37
Consolidated Balance Sheets at December 31, 2002 and 2001	38
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	39
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000	40
Notes to Consolidated Financial Statements	41
Financial Statement Schedules:
For each of the three years in the period ended December 31, 2002:
II — Valuation and Qualifying Accounts	70

      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and Board of Directors of Regent Communications, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Regent Communications, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PRICEWATERHOUSECOOPERS LLP

Cincinnati, Ohio

March 5, 2003

REGENT COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Broadcast revenues, net of agency commissions of $7,296, $5,594 and $4,217 for the years ended December 31, 2002, 2001 and 2000, respectively	$70,390	$53,745	$44,107
Station operating expenses	48,963	38,530	30,173
Depreciation and amortization	3,360	13,436	8,602
Corporate general and administrative expenses	6,149	4,857	4,501
Impairment of goodwill	2,900	—	—
Gain on sale of long-lived assets	442	—	—

Operating income (loss)	9,460	(3,078)	831
Interest expense	(2,208)	(3,279)	(4,229)
Gain on exchange/sale of radio stations, net	—	4,444	17,504
Other (expense) income, net	(433)	(465)	860

Income (loss) before income taxes, extraordinary item, and cumulative effect of accounting change	6,819	(2,378)	14,966
Income tax (expense) benefit	(7,161)	665	—

(Loss) income before extraordinary item and cumulative effect of accounting change	(342)	(1,713)	14,966
Extraordinary loss from debt extinguishment, net of taxes	—	—	(1,114)
Cumulative effect of accounting change, net of applicable income taxes of $3,762	(6,138)	—	—

NET (LOSS) INCOME	$(6,480)	$(1,713)	$13,852

LOSS APPLICABLE TO COMMON SHARES:
Net (loss) income	$(6,480)	$(1,713)	$13,852
Preferred stock dividend requirements	—	—	(629)
Preferred stock accretion	—	—	(26,611)

Loss applicable to common shares	$(6,480)	$(1,713)	$(13,388)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss before extraordinary item and cumulative effect of accounting change	$(0.01)	$(0.05)	$(0.39)
Extraordinary item	—	—	(0.03)
Cumulative effect of accounting change	(0.14)	—	—

Net loss per common share	$(0.15)	$(0.05)	$(0.42)

Weighted average number of common shares used in basic and diluted calculation	43,177	34,218	31,715

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,656	$1,765
Accounts receivable, net of allowance of $854 and $719 at December 31, 2002 and 2001, respectively	13,517	9,772
Other current assets	811	642

Total current assets	16,984	12,179
Property and equipment, net	26,889	25,817
Intangible assets, net	238,706	253,643
Goodwill, net	24,200	12,777
Other assets	1,251	1,940

Total assets	$308,030	$306,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,050	$2,044
Accrued compensation	2,158	1,000
Other current liabilities	3,740	3,010

Total current liabilities	7,948	6,054
Long-term debt, less current portion	11,359	87,019
Other long-term liabilities	90	75
Deferred taxes	10,143	4,870

Total liabilities	29,540	98,018
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,047,382 and 36,948,362 shares issued at December 31, 2002 and 2001, respectively	480	369
Treasury shares, 1,488,556 and 1,308,173 shares, at cost at December 31, 2002 and 2001, respectively	(7,575)	(6,757)
Additional paid-in capital	348,033	270,694
Accumulated deficit	(62,448)	(55,968)

Total stockholders’ equity	278,490	208,338

Total liabilities and stockholders’ equity	$308,030	$306,356

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$(6,480)	$(1,713)	$13,852
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting change, net of applicable income taxes	6,138	—	—
Depreciation and amortization	3,360	13,436	8,602
Provision for doubtful accounts	819	822	725
Deferred income tax expense (benefit) and valuation allowance	7,114	(847)	—
Non-cash interest expense	281	283	1,579
Non-cash charge for debt extinguishments	—	—	1,114
Non-cash charge for compensation	499	491	—
Gain on sale of radio stations, net	—	(4,444)	(17,504)
Gain on sale of long-lived assets	(442)	—	—
Impairment of goodwill	2,900	—	—
Other, net	(422)	160	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,576)	(328)	(6,249)
Other assets	(204)	(107)	(358)
Current and long-term liabilities	1,996	597	1,377

Net cash provided by operating activities	10,983	8,350	3,138

Cash flows from investing activities:
Acquisitions of radio stations, net of cash acquired, and escrow deposits on pending acquisitions	(6,248)	(63,450)	(148,940)
Capital expenditures	(3,856)	(3,161)	(1,719)
Net proceeds from sale of radio stations	—	13,393	2,000
Net proceeds from sale of long-lived assets	1,829	—	—
Proceeds from sale of fixed assets and other	—	27	—

Net cash used in investing activities	(8,275)	(53,191)	(148,659)

Cash flows from financing activities:
Proceeds from issuance of common stock	75,785	4,068	156,939
Proceeds from long-term debt	5,000	60,500	48,500
Principal payments on long-term debt	(80,660)	(18,491)	(28,824)
Payment of financing costs	—	—	(1,904)
Payment of issuance costs	(820)	(249)	(11,606)
Treasury stock purchases	(1,122)	—	(7,063)
Dividends paid on all series of preferred stock	—	—	(8,153)
Redemption of Series B preferred stock	—	—	(5,000)

Net cash (used in) provided by financing activities	(1,817)	45,828	142,889

Net increase (decrease) in cash and cash equivalents	891	987	(2,632)
Cash and cash equivalents at beginning of period	1,765	778	3,410

Cash and cash equivalents at end of period	$2,656	$1,765	$778

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in conjunction with the acquisitions of radio stations	$2,445	$7,459	$3,537

Employer match on 401(k) plan	$294	$307	$69

Supplemental data:
Cash paid for interest	$2,082	$3,077	$2,115

Cash paid for income taxes	$85	$128	$—

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share amounts)

	Series C and E					Total
	Convertible			Additional		Stockholders’
	Preferred	Common	Treasury	Paid-In	Accumulated	Equity
	Stock	Stock	Stock	Capital	Deficit	(Deficit)

Balance, December 31, 1999	$3,684	$2	$—	$—	$(41,496)	$(37,810)
Issuance of 18,400,000 shares of common stock, net of issuance costs of $12,460	—	184	—	143,756	—	143,940
Issuance of 333,000 shares of common stock in conjunction with acquisitions	—	3	—	3,534	—	3,537
Adjustment of converted redeemable preferred stock to market	—	—	—	—	(26,611)	(26,611)
Purchase of 1,364,000 shares of treasury stock	—	—	(7,063)	—	—	(7,063)
Conversion of Series C and E preferred stock to 3,831,000 shares of common stock	(3,684)	38	—	3,646	—	—
Conversion of Series A,D,F,G,H,K redeemable preferred stock	—	124	—	110,745	—	110,869
Reclassification of liability associated with Series F convertible preferred stock put rights	—	—	—	5,239	—	5,239
Exercise of 34,095 stock options and 100,000 stock warrants	—	1	—	619	—	620
Preferred stock dividends paid	—	—	—	(8,153)	—	(8,153)
Net income	—	—	—	—	13,852	13,852

Balance, December 31, 2000	—	352	(7,063)	259,386	(54,255)	198,420
Issuance of 700,000 shares of common stock, net of issuance costs of $373	—	7	—	3,644	—	3,651
Exercise of 28,468 stock options and 37,230 stock warrants	—	—	—	30	—	30
Issuance of 1,001,969 shares of common stock in conjunction with acquisitions	—	10	—	7,449	—	7,459
Stock bonus award (22,825 shares)	—	—	—	170	—	170
Issuance of 55,579 shares of treasury stock for 401(k) match	—	—	306	15	—	321
Net loss	—	—	—	—	(1,713)	(1,713)

Balance, December 31, 2001	—	369	(6,757)	270,694	(55,968)	208,338
Issuance of 10,700,000 shares of common stock, net of issuance costs of $4,832	—	107	—	74,961	—	75,068
Issuance of 384,453 shares of common stock in conjunction with acquisitions	—	4	—	2,290	—	2,294
Exercise of 16,074 stock options	—	—	—	20	—	20
Issuance of 42,706 shares of treasury stock for 401(k) match, net of forfeitures	—	—	235	38	—	273
Issuance of 12,571 shares of treasury stock for employee stock purchase plan	—	—	69	8	—	77
Purchase of 235,660 shares of treasury stock	—	—	(1,122)	—	—	(1,122)
Stock compensation expense	—	—	—	22	—	22
Net loss	—	—	—	—	(6,480)	(6,480)

Balance, December 31, 2002	$—	$480	$(7,575)	$348,033	$(62,448)	$278,490

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

      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts and balances have been reclassified to conform to the current classifications with no effect on financial results.

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

f.	Goodwill and Other Intangible Assets:

      Intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) (See Note 8). SFAS 142 requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Prior to the implementation of SFAS 142, FCC licenses and goodwill acquired through acquisitions prior to July 1, 2001, were amortized on a straight-line basis over lives ranging from 15 to 40 years. Non-competition agreements are amortized over the life of the agreement.

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

g.	Long-Lived Assets:

      Long-lived assets (including property, equipment, and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded for the difference between the carrying amount and the fair value of the asset. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used.

h.	Deferred Financing Costs:

      Deferred financing costs are amortized over the term of the related debt.

i.	Concentrations of Credit Risk:

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

Broadcast Revenue

      Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were $7.3 million, $5.6 million and $4.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Barter Transactions

      Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $4.5 million, $3.7 million, and $3.2 million and barter expense was approximately $4.1 million, $3.7 million, and $3.1 million for the years ended December 31, 2002, 2001, and 2000, respectively.

Time Brokerage Agreements

      At December 31, 2002, the Company operated twelve stations under the terms of time brokerage agreements (“TBAs”). Revenues and expenses related to such stations are included in operations since the effective dates of the TBAs. Fees paid under such TBAs are included in Other (expense) income, net in the accompanying Consolidated Statements of Operations.

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

k.	Fair Value of Financial Instruments:

Short-Term Instruments

      Due to their short-term maturity, the carrying amount of accounts receivable, accounts payable and accrued expenses approximated their fair value at December 31, 2002 and 2001.

Long-Term Debt

      The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 2002 and 2001.

l.	Income Taxes:

      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

m.	Advertising and Promotion Costs:

      Costs of media advertising and associated production costs are expensed the first time the advertising takes place.

n.	Allowance for Doubtful Accounts:

      The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is calculated based on a percentage of cash revenue, and includes a provision for known issues. Customer account activity is routinely reviewed to assess the adequacy of the allowance provided for potential losses.

o.	Stock-Based Compensation Plans:

      At December 31, 2002, the Company had four stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. The following table illustrates the effect on net (loss) income and loss per share if the Company had applied the fair value recognition provisions

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands except per share information).

	Year Ended December 31,

	2002	2001	2000

		(Unaudited)
Net (loss) income, as reported	$(6,480)	$(1,713)	$13,852
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,546)	(1,409)	(720)

Pro forma net (loss) income	$(8,026)	$(3,122)	$13,132

Pro forma loss applicable to common shares	$(8,026)	$(3,122)	$(14,108)

Basic and diluted loss per share:
As reported	$(0.15)	$(0.05)	$(0.42)
Pro forma	$(0.19)	$(0.09)	$(0.44)

2.	Acquisitions and Dispositions

Pending Acquisitions and Dispositions

      On January 10, 2003, Regent entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price of Regent common stock for that period is less than $7.50 per share Regent may, at its sole discretion, reallocate the purchase price to increase the amount of cash consideration and reduce the portion paid in Regent common stock. On February 1, 2003, the Company began providing programming and other services to KKPL-FM under a time brokerage agreement. The Company has placed $387,500 in escrow to secure its obligations under this agreement. The FCC has indicated that it will subject this acquisition to heightened scrutiny based on the competitive conditions in this market. Based on this review, the Company cannot predict when, or if, this transaction will be completed.

      On February 27, 2003, Regent entered into an agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) to exchange four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market, which Regent acquired on February 25, 2003, and $2.7 million in cash, for five radio stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, Regent began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The FCC has indicated that it will subject this acquisition to heightened scrutiny based on the competitive conditions in this market. Based on this review, the Company cannot predict when, or if, this transaction will be completed.

Subsequently Completed Acquisitions

      On February 25, 2003, the Company completed the acquisition of 12 radio stations from Brill Media Company LLC and its related entities. Regent had been providing programming and other services to the

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stations under a time brokerage agreement, which began on September 11, 2002. The stations acquired and the markets they serve are as follows:

•	WIOV-FM and WIOV-AM, serving the Lancaster-Reading, Pennsylvania market

•	WKDQ-FM, WBKR-FM and WOMI-AM, serving the Evansville, Indiana and Owensboro, Kentucky markets

•	KTRR-FM, KUAD-FM and KKQZ-FM (formerly a construction permit prior to commencing broadcast operations on November 1, 2002) serving the Ft. Collins-Greeley, Colorado market, and

•	KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM, serving the Duluth, Minnesota market

      The purchase price of these assets was approximately $62.0 million, which Regent funded through borrowings under its credit facility. The allocation of the purchase price will be performed when the Company receives an independent appraisal for the purchase.

2002 Acquisitions and Dispositions

      On March 12, 2002, the Company completed the disposition of substantially all the operating assets of WGNA-AM, serving the Albany, New York market, for $2.0 million in cash to ABC, Inc. On February 15, 2002, ABC, Inc. began providing programming and other services to the station under a time brokerage agreement. The Company recognized a pre-tax gain of approximately $442,000 on the sale. The Company treated the disposal of WGNA-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations.

      On June 1, 2002, the Company acquired, through a subsidiary merger with The Frankenmuth Radio Co., Inc., WRCL-FM (formerly WZRZ-FM) serving the Flint, Michigan market, for 209,536 shares of Regent common stock, valued at approximately $1.4 million. The Company also purchased the land and broadcasting assets used by WRCL-FM from MTE Corporation, a related entity, for approximately $0.6 million in cash, net of $125,000 that the Company placed in escrow in 2001 to secure its obligations under these agreements. Prior to the closing, the Company provided programming and other services to the station under a time brokerage agreement, which began January 1, 2002. The Company has allocated approximately $0.6 million of the total purchase price to fixed assets and approximately $1.4 million to FCC licenses. Additionally, the Company recorded approximately $0.5 million of goodwill and deferred taxes due to the difference between the fair market value and book value of the assets and liabilities acquired through the merger. The cash portion of the purchase price was funded primarily through proceeds received from our April 2002 common stock offering.

      Also on June 1, 2002, the Company purchased the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million. The purchase price was paid in cash, net of $250,000 that the Company placed in escrow in 2001 to secure its obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002, the Company purchased the option to buy WFGR-FM from Connoisseur Communications of Flint, L.L.P., paid by the issuance of 174,917 shares of Regent common stock, valued at approximately $1.0 million. Prior to the closing of the agreement, the Company provided programming and other services to the station under a time brokerage agreement, which began January 1, 2002. The Company has allocated approximately $38,000 of the purchase price to fixed assets and approximately $4.9 million to FCC licenses. Additionally, the Company recorded approximately $1.4 million of goodwill and deferred taxes due to the difference between the fair market value and book value of the assets and liabilities acquired through the purchase. The cash portion of the purchase price was funded primarily through proceeds received from our April 2002 common stock offering.

      On October 1, 2002, the Company purchased substantially all of the broadcasting assets of WQUS-FM (formerly WRXF-FM) and WLSP-AM, serving the Flint, Michigan market, from Covenant Communica-

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tions Corporation. Regent began providing programming and other services to the stations under a time brokerage agreement on December 3, 2001. The $1.3 million purchase price, net of $65,000 that was placed in escrow in 2001 to secure the Company’s obligations under this agreement, was paid using cash from current operations. The Company has allocated approximately $0.1 million of the purchase price to fixed assets and approximately $1.2 million to FCC licenses.

2001 Acquisitions and Dispositions

      On May 9, 2001, the Company completed the acquisition by merger with StarCom, Inc. of one AM and two FM radio stations (KXSS-AM, KKSR-FM and KLZZ-FM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash. Concurrent with the purchase, the Company entered into a $500,000 non-compete agreement with a former shareholder of StarCom, Inc., to be paid ratably over a five-year period. The purchase was funded from borrowings under Regent’s bank credit facility. Prior to the closing of the purchase, the Company provided programming and other services to the stations under a time brokerage agreement, which began in July 2000. The Company has allocated approximately $4.9 million of the purchase price to FCC licenses and approximately $0.1 million to fixed assets.

      On June 1, 2001, the Company completed the sale of substantially all the assets of its three radio stations serving the Palmdale, California market (KTPI-FM, KAVC-AM and KOSS-FM) to Concord Media Group, Inc. for approximately $13.5 million in cash. The Company recognized a pre-tax gain of approximately $4.4 million on the sale.

      On August 29, 2001, the Company completed an acquisition from Two Petaz, Inc.; WFYR, Inc.; Winston Communications, Inc. of Illinois; and the Cromwell Group, Inc., of (i) substantially all the assets of radio stations WGLO-FM, WPPY-FM, WRVP-FM and WVEL-AM, serving the Peoria, Illinois market, for a purchase price of approximately $14.0 million in cash and (ii) substantially all the assets of radio stations WFYR-FM and WIXO-FM, also serving the Peoria market, in exchange for 786,141 shares of Regent common stock, valued at approximately $5.8 million. Prior to the closing of the purchase, the Company provided programming and other services to the stations under time brokerage agreements, which began in May 2001. The Company received a final appraisal for this purchase in 2002, and accordingly re-allocated the purchase price to conform to the appraisal. Based on the final appraisal, the Company has allocated approximately $14.3 million of the purchase price to FCC licenses, approximately $3.9 million to goodwill, $10,000 to non-compete agreements and approximately $1.6 million to fixed assets.

      On October 15, 2001, the Company completed the acquisition of substantially all of the assets of WQHZ-FM (formerly WJET-FM), serving the Erie, Pennsylvania market, from NextMedia Group II, Inc. for $4.9 million in cash. The Company has allocated substantially all of the purchase price to FCC licenses.

      On December 8, 2001 the Company completed the acquisition of substantially all of the assets of seven radio stations serving the Lafayette, Louisiana market (KMDL-FM, KRKA-FM, KFTE-FM, KTDY-FM, KPEL-FM, KPEL-AM and KROF-AM) from ComCorp of Lafayette, Inc. and its affiliates for approximately $38.1 million in cash and 215,828 shares of Regent common stock, valued at approximately $1.5 million. The Company received a final appraisal for this purchase in 2002, and accordingly re-allocated the purchase price to conform to the appraisal. Based on the final appraisal, the Company has allocated approximately $27.8 million of the purchase price to FCC licenses, approximately $7.9 million to goodwill, and approximately $3.9 million to fixed assets.

2000 Acquisitions and Dispositions

      On January 28, 2000, Regent purchased the FCC licenses and related assets used in the operations of radio stations WODZ-FM, WLZW-FM, WFRG-FM, WIBX-AM and WRUN-AM in Utica-Rome, New York and WCIZ-FM, WFRY-FM, WTNY-AM and WNER-AM in Watertown, New York for approxi-

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mately $43.8 million in cash and 100,000 shares of Regent’s common stock. Approximately $40.9 million of the total purchase price was allocated to FCC licenses and goodwill and the remaining $3.8 million was allocated to property and equipment.

      On January 31, 2000, Regent purchased the FCC licenses and related assets used in the operations of radio stations KLAQ-FM, KSII-FM and KROD-AM in El Paso, Texas for approximately $23.5 million in cash. Approximately $21.8 million of the purchase price was allocated to FCC licenses and goodwill and the remaining $1.7 million of the purchase price was allocated to property and equipment.

      On August 24, 2000, Regent completed an exchange agreement entered into with Clear Channel Broadcasting, Inc., Capstar Radio Operating Company and their affiliates. Under the agreement, Regent exchanged its eight stations serving the Mansfield, Ohio (2 FM/1 AM) and Victorville, California (3 FM/2 AM) markets plus approximately $80.5 million in cash for ten stations serving the Grand Rapids, Michigan (3 FM/1 AM) and Albany, New York (4 FM/2 AM) markets. Approximately $110.1 million of the purchase price was allocated to FCC licenses and goodwill and the remaining $5.2 million of the purchase price was allocated to property and equipment. As a result of this transaction, Regent recognized a gain on this exchange of approximately $17.8 million, which is reflected in the accompanying Consolidated Statements of Operations for the year ended December 31, 2000.

      On September 29, 2000, Regent acquired radio station KZAP-FM in Chico, California, by acquiring the stock of KZAP, Inc. in exchange for 233,333 shares of Regent’s common stock with a market value of approximately $2.7 million at March 29, 2000, the date of Regent’s agreement to acquire the station. Approximately $2.4 million of the purchase price was allocated to FCC licenses and the remaining $0.3 million of the purchase price was allocated to property and equipment. Regent provided programming and other services to KZAP-FM under a time brokerage agreement commencing December 1, 1999.

      Also on September 29, 2000, Regent completed the sale of radio stations KZGL-FM, KVNA-AM and KVNA-FM in Flagstaff, Arizona to Yavapai Broadcasting Corporation for approximately $2.0 million in cash. Regent recognized a note receivable for the purchase price at September 30, 2000, which was collected on October 5, 2000. Yavapai had previously been operating the Flagstaff stations under a time brokerage agreement since May 1, 2000. The Company recognized a loss on this sale of approximately $0.1 million, which is reflected in the accompanying Consolidated Statements of Operations for the year ended December 31, 2000.

      The Company accounted for all of its 2002, 2001 and 2000 acquisitions using the purchase method of accounting. The Company allocated the aggregate purchase price from all acquisitions in 2002 and 2001 as follows (in thousands):

	2002	2001

Property and equipment	$723	$5,613
FCC licenses	7,486	51,878
Goodwill	1,921	11,807
Non-competition agreements	—	510

	$10,130	$69,808

      The Company uses independent valuations to determine the fair values of significant assets acquired. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements since their respective dates of acquisition or operation under time brokerage agreements.

      The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of the significant stations acquired in 2002 and 2001, but excluding the operations

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Palmdale, California stations disposed of in the second quarter of 2001, as though those transactions had occurred on January 1, 2001.

	Pro Forma
	(Unaudited)

	2002	2001

	(In thousands)
Net broadcast revenues	$70,390	$61,560
Net (loss) income	$(107)	$4,326
Net (loss) income per common share:
Basic	$0.00	$0.13
Diluted	$0.00	$0.12

      These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates, nor is it indicative of future results of operations.

3.     Long-Term Debt

      Long-term debt consists of the following as of December 31 (in thousands):

	2002	2001

Senior reducing revolving credit facility	$10,969	$86,569
Subordinated promissory note	450	510

	11,419	87,079
Less: current portion of long-term debt	(60)	(60)

	$11,359	$87,019

      Based upon our outstanding borrowings under the credit facility at December 31, 2002, and the balance of our subordinated promissory note, the payments detailed below would be required to maintain compliance with the maximum borrowings allowed under our credit facility over the next five years (in thousands):

2003	$60
2004	60
2005	330
2006	10,969

$11,419

Senior Reducing Revolving Credit Facility

      The Company has a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006, with an initial aggregate revolving commitment of up to $125.0 million (including a commitment to issue letters of credit of up to $25.0 million in aggregate face amount, subject to the maximum revolving commitment available) and an additional revolving loan facility with a maximum aggregate amount of $50.0 million available, subject to the terms of the credit agreement, which would convert, after two years, to a term loan maturing December 31, 2006. This additional $50.0 million borrowing capacity expired unused on January 27, 2002. Regent incurred approximately $2.0 million in financing costs related to this credit facility, which are being amortized over the life of the agreement. The credit facility is available for working capital and acquisitions, including related acquisition expenses. In accordance with the terms of the credit facility, during 2002, available borrowings under the

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

credit facility were permanently reduced in total by approximately $22.2 million due to scheduled permanent reductions in available borrowings and provisions of the excess cash flow calculation. The Company received approximately $74.6 million in net proceeds from the April 29, 2002 public sale of Regent common stock, and used approximately $70.6 million of such proceeds to pay down outstanding indebtedness under the credit facility. Under the terms and conditions of the credit facility, available borrowings under the facility would have been permanently reduced by the net proceeds received from the stock offering. However, the Company exercised its option to provide a reinvestment notice to the lender, which will allow Regent to re-borrow substantially all of the net proceeds received from the common stock offering for acquisitions and other permitted investments which are complete and/or for which binding agreements are obtained within 270 days of such repayment. The Brill Media and AGM-Nevada acquisitions (“qualifying acquisitions”) qualify for such treatment under the reinvestment notice and the Company will re-borrow at least $67.0 million of the purchase price for these acquisitions, and may, at its option, fund the entire $69.8 million purchase price of the qualifying acquisitions through borrowings under the facility. Any difference between the $74.6 million of net proceeds received from the common stock offering and the cash paid for the qualifying acquisitions and their related acquisition costs will be a permanent reduction in the available borrowings under the credit facility unless a waiver or modification of the credit facility terms is obtained. At December 31, 2002 and 2001 there were borrowings of approximately $11.0 million and $86.6 million, respectively, outstanding under the credit facility. Available borrowings were approximately $76.8 million and $37.4 million, respectively, for December 31, 2002 and 2001, which included reductions for commitments under letters of credit of $15.0 million and $1.0 million, respectively.

      Under the credit facility, the Company is required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin which varies between 1.25% and 2.75% depending upon the Company’s financial leverage. Borrowings under the credit facility bore interest at an average rate of 2.67% and 3.37% as of December 31, 2002 and 2001, respectively. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment, which varies between 0.375% and 0.75% depending upon the amount of the facility utilized and the Company’s leverage ratio, and for the administration and use of the credit facility. The Company’s indebtedness under this credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

      Prior to the credit facility, the Company had an agreement with a group of lenders that provided for a senior reducing revolving credit facility with a commitment of up to $55.0 million expiring in March 2005. On January 28, 2000, Regent paid off the outstanding debt, accrued interest and related fees totaling approximately $25.1 million under that credit facility. The pay-off was funded with proceeds from an initial public offering of Regent’s common stock, which was completed on January 28, 2000. This final paydown resulted in an extraordinary loss of approximately $1.1 million, net of income tax, from the write-off of deferred financing costs, which is included in the Consolidated Statements of Operations for the year ended December 31, 2000.

4.	Supplemental Guarantor Information

      The Company conducts the majority of its business through its subsidiaries (“Subsidiary Guarantors”). The Subsidiary Guarantors are wholly owned by Regent Broadcasting, Inc. (“RBI”), which is a wholly owned subsidiary of Regent Communications, Inc. (“RCI”). The Subsidiary Guarantors are guarantors of any debt securities that could be issued by RCI or RBI, and are therefore considered registrants of such securities. RCI

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would also guarantee any debt securities that could be issued by RBI. All such guarantees will be full and unconditional and joint and several. No debt securities have been issued to date by RBI or RCI.

      Set forth below are consolidating financial statements for RCI, RBI and the Subsidiary Guarantors as of December 31, 2002 and 2001, and the years ended December 31, 2002, 2001 and 2000. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flow are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

Condensed Consolidating Statements of Operations

(in thousands)
for the year ended December 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$—	$—	$70,390	$—	$70,390
Station operating expenses	—	—	48,963	—	48,963
Depreciation and amortization	109	—	3,251	—	3,360
Corporate general and administrative expenses	6,088	61	—	—	6,149
Impairment of goodwill	—	—	2,900	—	2,900
Gain on sale of long-lived assets	—	—	442	—	442
(Loss in) equity in earnings of subsidiaries	(286)	1,840	—	(1,554)	—

Operating (loss) income	(6,483)	1,779	15,718	(1,554)	9,460
Interest expense, net	(36)	(2,172)	—	—	(2,208)
Other (expense) income, net	—	(88)	(345)	—	(433)

(Loss) income before income taxes and cumulative effect of accounting change	(6,519)	(481)	15,373	(1,554)	6,819
Income tax benefit (expense)	(588)	195	(7,395)	627	(7,161)

(Loss) income before cumulative effect of accounting change	(7,107)	(286)	7,978	(927)	(342)

Cumulative effect of accounting change	—	—	(6,138)	—	(6,138)

Net (loss) income	$(7,107)	$(286)	$1,840	$(927)	$(6,480)

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Operations

(in thousands)
for the year ended December 31, 2001

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$—	$—	$53,745	$—	$53,745
Station operating expenses	—	—	38,530	—	38,530
Depreciation and amortization	92	—	13,344	—	13,436
Corporate general and administrative expenses	4,808	49	—	—	4,857
(Loss in) equity in earnings of subsidiaries	(1,641)	1,012	—	629	—

Operating (loss) income	(6,541)	963	1,871	629	(3,078)
Interest expense, net	(36)	(3,243)	—	—	(3,279)
Gain on exchange/sale of radio stations	4,444	—	—	—	4,444
Other expense, net	—	—	(465)	—	(465)

(Loss) income before income taxes and cumulative effect of accounting change	(2,133)	(2,280)	1,406	629	(2,378)
Income tax benefit (expense)	597	639	(394)	(177)	665

Net (loss) income	$(1,536)	$(1,641)	$1,012	$452	$(1,713)

Condensed Consolidating Statements of Operations

(in thousands)
for the year ended December 31, 2000

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$—	$—	$44,107	$—	$44,107
Station operating expenses	—	—	30,173	—	30,173
Depreciation and amortization	56	—	8,546	—	8,602
Corporate general and administrative expenses	4,456	45	—	—	4,501
Equity in (loss in) earnings of subsidiaries	896	6,248	—	(7,144)	—

Operating (loss) income	(3,616)	6,203	5,388	(7,144)	831
Interest expense, net	(36)	(4,193)	—	—	(4,229)
Gain on sale/exchange of radio stations	17,504	—	—	—	17,504
Other income, net	—	—	860	—	860

Income (loss) before income taxes and extraordinary item	13,852	2,010	6,248	(7,144)	14,966
Income tax expense	—	—	—	—	—

Income (loss) before extraordinary item	13,852	2,010	6,248	(7,144)	14,966
Extraordinary item	—	(1,114)	—	—	(1,114)

Net income (loss)	$13,852	$896	$6,248	$(7,144)	$13,852

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

(in thousands)
December 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$2,656	$—	$—	$2,656
Accounts receivable, net	—	—	13,517	—	13,517
Other current assets	297	—	514	—	811

Total current assets	297	2,656	14,031	—	16,984
Intercompany receivable	—	—	28,048	(28,048)	—
Investment in subsidiaries	269,302	304,105	—	(573,407)	—
Property and equipment, net	464	—	26,425	—	26,889
Intangible assets, net	—	—	238,706	—	238,706
Goodwill, net	1,754	493	21,953	—	24,200
Other assets	9,021	1,149	43	(8,962)	1,251

Total assets	$280,838	$308,403	$329,206	$(610,417)	$308,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,958	$84	$5,906	$—	$7,948
Intercompany payable	—	28,048	—	(28,048)	—

Total current liabilities	1,958	28,132	5,906	(28,048)	7,948
Long-term debt, less current portion	390	10,969	—	—	11,359
Deferred taxes and other long-term liabilities	—	—	19,195	(8,962)	10,233

Total liabilities	2,348	39,101	25,101	(37,010)	29,540
Stockholders’ equity	278,490	269,302	304,105	(573,407)	278,490

Total liabilities and stockholders’ equity	$280,838	$308,403	$329,206	$(610,417)	$308,030

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets

(in thousands)
December 31, 2001

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$1,765	$—	$—	$1,765
Accounts receivable, net	—	—	9,772	—	9,772
Other current assets	237	—	405	—	642

Total current assets	237	1,765	10,177	—	12,179
Intercompany receivable	—	—	14,449	(14,449)	—
Investment in subsidiaries	197,762	296,012	—	(493,774)	—
Property and equipment, net	403	—	25,414	—	25,817
Intangible assets, net	—	—	253,643	—	253,643
Goodwill, net	1,754	—	11,023	—	12,777
Other assets	10,906	1,431	450	(10,847)	1,940

Total assets	$211,062	$299,208	$315,156	$(519,070)	$306,356

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,274	$428	$3,352	$—	$6,054
Intercompany payable	—	14,449	—	(14,449)	—

Total current liabilities	2,274	14,877	3,352	(14,449)	6,054
Long-term debt, less current portion	450	86,569	—	—	87,019
Deferred taxes and other long-term liabilities	—	—	15,792	(10,847)	4,945

Total liabilities	2,724	101,446	19,144	(25,296)	98,018
Stockholders’ equity	208,338	197,762	296,012	(493,774)	208,338

Total liabilities and stockholders’ equity	$211,062	$299,208	$315,156	$(519,070)	$306,356

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

’

Condensed Consolidating Statements of Cash Flows

(in thousands)
For the year ended December 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:
Cash flows (used in) provided by operating activities	$(3,094)	$(2,651)	$16,728	$—	$10,983
Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(6,248)	—	—	(6,248)
Capital expenditures	—	(3,856)	—	—	(3,856)
Net proceeds from sale of radio stations	—	—	1,829	—	1,829

Net cash (used in) provided by investing activities	—	(10,104)	1,829	—	(8,275)
Cash flows from financing activities:
Net proceeds from issuance of common stock	75,785	—	—	—	75,785
Principal payments on long-term debt	(60)	(80,600)	—	—	(80,660)
Long-term debt borrowings	—	5,000	—	—	5,000
Purchase of treasury shares	(1,122)	—	—	—	(1,122)
Payment of equity issuance costs	(820)	—	—	—	(820)
Net transfers (to)/from subsidiaries	(70,689)	89,246	(18,557)	—	—

Net cash provided by (used in) financing activities	3,094	13,646	(18,557)	—	(1,817)

Increase in cash and cash equivalents	—	891	—	—	891
Cash and cash equivalents at beginning of period	—	1,765	—	—	1,765

Cash and cash equivalents at end of period	$—	$2,656	$—	$—	$2,656

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

(in thousands)
For the year ended December 31, 2001

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:
Cash flows (used in) provided by operating activities	$(2,463)	$(2,121)	$12,934	$—	$8,350
Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(63,450)	—	—	(63,450)
Capital expenditures	—	(3,161)	—	—	(3,161)
Proceeds from the sale of fixed assets	—	—	27	—	27
Net proceeds from sale of radio stations	13,393	—	—	—	13,393

Net cash provided by (used in) investing activities	13,393	(66,611)	27	—	(53,191)
Cash flows from financing activities:
Net proceeds from issuance of common stock	4,068	—	—	—	4,068
Principal payments on long-term debt	(60)	(18,431)	—	—	(18,491)
Long-term debt borrowings	—	60,500	—	—	60,500
Payment of equity issuance costs	(249)	—	—	—	(249)
Net transfers (to)/from subsidiaries	(14,689)	27,650	(12,961)	—	—

Net cash (used in) provided by financing activities	(10,930)	69,719	(12,961)	—	45,828

Increase in cash and cash equivalents	—	987	—	—	987
Cash and cash equivalents at beginning of period	—	778	—	—	778

Cash and cash equivalents at end of period	$—	$1,765	$—	$—	$1,765

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows

(in thousands)
For the year ended December 31, 2000

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:
Cash flows (used in) provided by operating activities	$(3,993)	$(2,671)	$9,802	$—	$3,138
Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(148,940)	—	—	(148,940)
Capital expenditures	—	(1,719)	—	—	(1,719)
Net proceeds from sale of radio stations	2,000	—	—	—	2,000

Net cash provided by (used in) investing activities	2,000	(150,659)	—	—	(148,659)
Cash flows from financing activities:
Proceeds from issuance of common stock	156,939	—	—	—	156,939
Proceeds from long-term debt	—	48,500	—	—	48,500
Principal payments on long-term debt	(60)	(28,764)	—	—	(28,824)
Payment of financing costs	—	(1,904)	—	—	(1,904)
Payment of issuance costs	(11,606)	—	—	—	(11,606)
Treasury stock purchases	(7,063)	—	—	—	(7,063)
Dividends paid on all series of preferred stock	(8,153)	—	—	—	(8,153)
Redemption of Series B preferred stock	(5,000)	—	—	—	(5,000)
Net transfers (to)/from subsidiaries	(123,064)	132,866	(9,802)	—	—

Net cash provided by (used in) financing activities	1,993	150,698	(9,802)	—	142,889

Increase in cash and cash equivalents	—	(2,632)	—	—	(2,632)
Cash and cash equivalents at beginning of period	—	3,410	—	—	3,410

Cash and cash equivalents at end of period	$—	$778	$—	$—	$778

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Capital Stock, Redeemable Preferred Stock and Preferred Stock

      On January 28, 2000, Regent consummated an initial public offering (the “IPO”) of 16,000,000 shares of its common stock at an initial offering price of $8.50 per share. On February 7, 2000, the underwriters purchased an additional 2,400,000 shares of Regent’s common stock upon exercise of their over-allotment option. Regent received total proceeds from the completion of the offering, net of underwriter discounts, commissions and expenses related to the offering of $143.8 million. Of these proceeds, Regent used: $67.3 million to fund the acquisitions of stations in Utica-Rome and Watertown, New York and in El Paso, Texas; $27.1 million to pay in full the amounts borrowed, including accrued interest and related fees, under its prior bank credit facility and fees related to its new bank credit facility; $7.3 million to pay or reserve for payment accumulated, unpaid dividends on all series of convertible preferred stock converted into common stock; $5.9 million to redeem all outstanding shares of its Series B convertible preferred stock, including accumulated unpaid dividends; and $1.5 million to repurchase shares of its common stock from an affiliate of one of the underwriters in order to comply with rules of the National Association of Securities Dealers, Inc. Regent used the balance of the proceeds for working capital needs and to fund the cash portion of the purchase price of stations acquired in Albany and Grand Rapids during 2000.

      Regent adjusted the carrying values of its Series A, C, D, F, G, H, and K convertible preferred stock to fair value through January 28, 2000. This adjustment was recognized as a charge of $26.6 million to retained deficit (since there was no additional paid-in capital) resulting in an adjustment to loss from continuing operations attributable to common stockholders.

      In conjunction with the IPO, the Company redeemed 1,000,000 shares of its Series B convertible preferred stock, which constituted all outstanding shares of that series. Also in conjunction with the IPO, Regent required the conversion into common stock on a one-for-one basis of approximately 15,800,000 shares of convertible preferred stock in accordance with the terms of the preferred stock, and paid accumulated, unpaid dividends on those shares in the total amount of $7.3 million. These shares represented the balance of Regent’s outstanding shares of convertible preferred stock. Additionally, “put” rights associated with common stock purchase warrants issued in connection with the issuance of Regent’s Series B and Series F convertible preferred stock were terminated. Regent had previously classified approximately $3.7 million in long-term liabilities due to the associated “put” rights of the warrants at December 31, 1999. These warrant liabilities were reclassified to additional paid-in capital as of January 28, 2000 along with approximately $1.5 million of non-cash interest expense that had been recorded to account for an increase in the fair value of the warrants from January 1, 2000 to January 28, 2000.

      The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2002 or 2001. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

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

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 1, 2002, the Company issued 209,536 shares of common stock, valued at approximately $1.4 million, in conjunction with its subsidiary merger with The Frankenmuth Radio Co., Inc.

      At various times during 2002, 16,074 options to purchase shares of Regent common stock were exercised by three former directors of Faircom Inc. at prices ranging from $0.89 to $3.73 per share. The options were issued under the Regent Communications, Inc. Faircom Conversion Stock Option Plan, which provided substitute options for those granted under the Faircom Inc. Stock Option Plan prior to the Company’s merger with Faircom Inc.

      Based on approval by Regent’s Board of Directors of a program to buy back up to $10.0 million of its common stock, during the third quarter of 2000, Regent began buying back shares of its common stock at certain market price levels. Regent acquired a total of 1,088,600 shares of its common stock for an aggregate purchase price of approximately $5.6 million in 2000. No purchases of common stock were made in 2001. During the third and fourth quarters of 2002, the Company acquired 235,660 shares of common stock for an aggregate purchase price of approximately $1.1 million. In October 2002, Regent’s Board of Directors increased the amount of stock the Company could buy back by approximately $6.7 million, providing for an aggregate amount available for repurchase of $10.0 million at December 31, 2002.

      During 2002, Regent reissued 55,277 shares of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s employee stock purchase plan. During 2001, the Company reissued 55,579 shares of treasury stock as an employer match under the 401(k) plan.

      On March 20, 2001, the Company issued 37,230 shares of Regent common stock to River Cities Capital Fund Limited Partnership upon the exercise in full, on a cashless “net issue” basis, of outstanding warrants which provided for the purchase of a total of 100,000 shares of Regent common stock at $5.00 per share. These warrants had been issued in 1998 in connection with the issuance of Series B and F convertible preferred stock, which converted to Regent common stock in January 2000. The remaining warrants, previously issued in connection with the Series A, B, and F convertible preferred stock, entitling the holders to purchase a total of 790,000 shares of Regent’s common stock at $5.00 per share with a five year expiration, remain outstanding.

      On March 26, 2001, Regent issued 22,825 shares of its common stock valued at approximately $7.469 per share as a stock bonus to certain corporate employees.

      On August 29, 2001, the Company issued 786,141 shares of Regent common stock to a stockholder of the selling corporations in connection with the acquisition of six radio stations in Peoria, Illinois.

      On November 26, 2001, Regent issued 900,000 shares of its common stock at a price of $5.75 per share in a private placement offering to qualified investors. 200,000 of the shares, sold to a venture capital fund related to one of the Company’s independent directors, and the associated cash proceeds of approximately $1.2 million, were held in escrow until February 5, 2002, pending confirmation from Nasdaq that stockholder approval would not be required for such sale.

      On December 8, 2001, the Company issued 215,828 shares of its common stock to the selling corporation in connection with the acquisition of seven radio stations in Lafayette, Louisiana.

      At various times throughout 2001, 25,968 options to purchase shares of Regent common stock were exercised by four former directors of Faircom Inc. at prices ranging from $1.2057 to $1.5603 per share. The options were issued under the Regent Communications, Inc. Faircom Conversion Stock Option Plan, which provided substitute options for those granted under the Faircom Inc. Stock Option Plan prior to the Company’s merger with Faircom Inc.

      At various times throughout 2001, three employees exercised a total of 2,500 stock options in exchange for shares of Regent common stock at exercise prices between $5.00 and $5.50 per share.

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Faircom Conversion Stock Option Plan

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

Employee Stock Purchase Plan

      In December 2001, the Company adopted the Regent Communications, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. Under the Stock Purchase Plan, participating employees may purchase shares of the Company’s common stock at a price per share that is 90% of the lesser of the fair market value as of the beginning or the end of the semi-annual offering period. Effective January 1, 2003, the offering period was changed to a quarterly offering period. Under the terms of the Stock Purchase Plan, eligible employees may elect each offering period to have between 1 and 10% of their compensation withheld through payroll deductions. A total of approximately 24,000 shares of common stock have been issued under the Stock Purchase Plan for the 2002 offering periods.

      The Company applies the provisions of APB 25 in accounting for the 1998 Stock Option Plan, the 2001 Directors’ Option Plan, and the Stock Purchase Plan. Under APB 25, no compensation expense is recognized

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for options granted to employees or Directors at exercise prices that are equal to or greater than the fair market value of the underlying common stock at the grant date, or for purchases of common stock under the Stock Purchase Plan. SFAS 123 requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income (loss) and net income (loss) per common share as if compensation costs for the Company’s stock-based compensation plans had been determined in accordance with the fair value based method prescribed in SFAS 123. Such pro forma information is included in Footnote 1.

      The weighted average fair value per share for options granted under the 1998 Stock Option Plan and 2001 Directors’ Option Plan was $3.60, $4.10, and $3.42 for ISO’s in 2002, 2001 and 2000, respectively, and $3.57, $4.12, and $3.71 for NQSO’s in 2002, 2001 and 2000, respectively. The weighted average fair value for options granted under the Conversion Stock Option Plan was approximately $230,000 and such amount was recognized at the time of conversion since the Converted Options are fully vested. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002		2001		2000

	ISO’s	NQSO’s	ISO’s	NQSO’s	ISO’s	NQSO’s

Dividends	None	None	None	None	None	None
Volatility	53.5%	53.5%	55.1%	55.1%	36.0%	36.0%
Risk-free interest rate	4.70%	4.68%	5.11%	5.12%	6.51%	6.88%
Expected term	5 years	5 years	5 years	5 years	5 years	5 years

      The weighted average fair value per share for common stock issued under the Stock Purchase Plan was $1.61, calculated using an average risk-free interest rate of 1.66%, volatility of 53.5%, assuming no dividends and an expected term of six months. Presented below is a summary of the status of outstanding Company stock options issued to employees and Directors:

		Weighted Average
	Shares	Exercise Price

Company options held by employees and Directors:
At December 31, 1999	1,840,498	$4.76
Granted	179,500	$7.23
Exercised	(34,095)	$1.11
Forfeited/ expired	(7,500)	$6.56
Company options held by employees and Directors:
At December 31, 2000	1,978,403	$5.04
Granted	672,750	$7.73
Exercised	(28,468)	$1.65
Forfeited/ expired	(13,000)	$5.25
Company options held by employees and Directors:
At December 31, 2001	2,609,685	$5.77
Granted	522,000	$6.95
Exercised	(16,074)	$1.86
Forfeited/ expired	(32,750)	$7.51

Company options held by employees and Directors:
At December 31, 2002	3,082,861	$5.97

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the status of Company options outstanding and exercisable at December 31, 2002 under the 1998 Stock Option Plan, the Conversion Stock Option Plan, and the 2001 Directors’ Option Plan:

	Options Outstanding			Options Exercisable

		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
		Life	Exercise		Exercise
Exercise Price	Shares	(Years)	Price	Shares	Price

$6.39 - $7.83	1,314,000	9.5	$7.39	323,350	$7.66
$5.00 - $5.93	1,633,666	6.7	$5.02	1,305,866	$5.01
$0.88 - $3.73	135,195	0.5	$3.73	135,195	$3.73

	3,082,861			1,764,411

      There were options exercisable into common stock of 1,764,411, 1,531,976, and 808,884 shares at weighted average exercise prices of $5.40, $5.24, and $5.18 per share at December 31, 2002, 2001, and 2000, respectively.

      As of December 31, 2002, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 2,772,666 shares of the Company’s common stock. Stock options granted under the Conversion Stock Option Plan entitle the holders to purchase 135,195 shares of the Company’s common stock and stock options granted under the 2001 Directors’ Option Plan entitle the holders to purchase 175,000 shares of the Company’s common stock.

7.	Earnings Per Share

      Statement of Financial Accounting Standards No. 128 (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price in excess of the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The effects of the assumed exercise of 1,774,361, 2,609,685, and 1,913,711 outstanding options and 790,000, 790,000, and 890,000 warrants to purchase shares of common stock are excluded from the calculations of diluted net loss per share at December 31, 2002, 2001 and 2000, respectively, as their effect was anti-dilutive.

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Year Ended December 31,

	2002	2001	2000

Net (loss) income before extraordinary item and cumulative effect of accounting change	$(342)	$(1,713)	$14,966
Extraordinary loss, net of income taxes	—	—	(1,114)
Cumulative effect of accounting change, net of applicable income taxes of $3,762	(6,138)	—	—

Net (loss) income	$(6,480)	$(1,713)	$13,852

(Loss) income applicable to common shares:
Net (loss) income	$(6,480)	$(1,713)	$13,852
Preferred stock dividend requirements	—	—	(629)
Preferred stock accretion	—	—	(26,611)

Loss applicable to common shares	$(6,480)	$(1,713)	$(13,388)

Weighted average shares	43,177	34,218	31,715
Net loss per common share:
Basic and diluted:
Net loss before extraordinary item and cumulative effect of accounting change	$(0.01)	$(0.05)	$(0.39)
Extraordinary loss	—	—	(0.03)
Cumulative effect of accounting change	(0.14)	—	—

Net loss	$(0.15)	$(0.05)	$(0.42)

8.	Goodwill and Other Intangible Assets

      The Company’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). On January 1, 2002, the Company adopted the provisions of SFAS 142, which requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Consistent with the application provisions of SFAS 142, the Company applied a fair value approach to test impairment of both indefinite-lived intangible assets and goodwill on a market-by-market basis. Based on the results of this evaluation, during the first quarter of 2002, the Company recorded impairment charges against indefinite-lived intangibles of approximately $3.9 million, net of income taxes of approximately $2.4 million, and against goodwill of approximately $2.2 million, net of income taxes of approximately $1.4 million. Regent has reflected this charge as a component of cumulative effect of accounting change in its Consolidated Statements of Operations. In estimating future cash flows, the Company considered the impact of the economic slow down in the radio industry at the end of 2001. These conditions, combined with the change in methodology for testing for impairment, which previously employed the utilization of undiscounted cash flow projections, adversely impacted the cash flow projections used to determine the fair value of the FCC licenses, as well as each reporting unit. No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows.

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the fourth quarter of 2002, Regent performed its annual review of goodwill for impairment. Based on the Company’s methodology of comparing discounted cash flow projections for a reporting unit to the unit’s carrying value, it was determined that the carrying amount of goodwill relating to the Peoria market exceeded the fair value by $2.9 million. This amount was charged to operations in the fourth quarter and is reflected in the Consolidated Statements of Operations as an impairment of goodwill.

      Assuming amortization of goodwill and other indefinite-lived intangible assets had been discontinued at January 1, 2000, the comparable net (loss) income and net (loss) income per share (basic and diluted) for the prior-year periods would have been (in thousands, except per share amounts):

	Year Ended December 31,

	2002	2001	2000

Reported net (loss) income	$(6,480)	$(1,713)	$13,852
Add back: Goodwill amortization	—	597	290
Add back: FCC license amortization	—	6,976	3,681

Adjusted net (loss) income	$(6,480)	$5,860	$17,823

Adjusted net (loss) income applicable to common shares	$(6,480)	$5,860	$(9,417)

Basic and diluted (loss) income per share:
Reported net loss per share	$(0.15)	$(0.05)	$(0.42)
Impact of goodwill amortization	—	0.02	0.01
Impact of FCC license amortization	—	0.20	0.11

Adjusted net (loss) income per share	$(0.15)	$0.17	$(0.30)

Definite-lived Intangible Assets

      The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the life of the agreement. In accordance with the transition requirements of SFAS 142, the Company reassessed the useful lives of these intangibles and made no changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at December 31, 2002 and 2001 (in thousands):

	December 31, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-compete agreements and other	$762	$292	$862	$249

Total	$762	$292	$862	$249

      The aggregate amortization expense related to the Company’s definite-lived intangible assets for the years ended December 31, 2002, 2001 and 2000, was approximately $140,000, $35,000, and $21,000, respectively. The estimated annual amortization expense for the years ending December 31, 2003, 2004, 2005 and 2006, is approximately $153,000, $128,000, $105,000 and $83,000, respectively.

Indefinite-lived Intangible Assets

      The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead tests the assets at least

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at December 31, 2002 and 2001 (in thousands):

	December 31,	December 31,
	2002	2001

FCC licenses	$238,236	$253,030

Total	$238,236	$253,030

      The change in FCC licenses is due primarily to a reclassification from FCC licenses to goodwill upon the adoption of SFAS 142, and reclassifications, primarily between goodwill and FCC licenses, as the result of final appraisals for the acquisitions of radio stations in the Peoria, Illinois and Lafayette, Louisiana markets. The Company also recorded FCC licenses for the Haith, Frankenmuth and Covenant transactions.

Goodwill

      SFAS 142 requires the Company to test goodwill for impairment using a two-step process. Step one identifies potential impairment, while step two measures the amount of the impairment. The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2002 (in thousands):

Goodwill

Balance as of December 31, 2001	$12,777
Adjustments	14,903
Acquisition related goodwill	2,997
Impairment loss related to the adoption of SFAS 142 (pre-tax)	(3,577)
Impairment of goodwill in Peoria	(2,900)

Balance as of December 31, 2002	$24,200

      The adjustment to goodwill primarily relates to a reclassification to goodwill from FCC licenses upon the adoption of SFAS 142, and reclassifications, primarily between goodwill and FCC licenses, as a result of final appraisals for the acquisitions of radio stations in the Peoria, Illinois and Lafayette, Louisiana markets.

9.     Income Taxes

      The Company’s income tax expense (benefit) consists of the following for the years ended December 31 (in thousands):

	2002	2001	2000

Current federal	$(46)	$47	$—
Current state	93	135	—

Total current	$47	$182	$—

Deferred federal	$2,442	$(640)	$—
Deferred state	267	(207)	—

Total deferred	$2,709	$(847)	$—

Valuation allowance	$4,405	$—	$—

Net income tax expense (benefit)	$7,161	$(665)	$—

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Company recorded an income tax benefit of $3.8 million as a component of the cumulative effect of accounting change as of January 1, 2002.

      The components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$12,590	$10,374
Miscellaneous accruals and credits	453	200
Accounts receivable reserve	324	273

Total deferred tax assets	13,367	10,847

Valuation allowance	(4,405)	—

Net deferred tax assets	8,962	10,847

Deferred tax liabilities:
Property and equipment	(1,656)	(2,059)
Intangible assets	(17,449)	(13,658)

Total deferred tax liabilities	(19,105)	(15,717)

Net deferred tax liabilities	$(10,143)	$(4,870)

      The Company has cumulative federal and state tax loss carryforwards of approximately $49.8 million at December 31, 2002. These loss carryforwards will expire in years 2003 through 2022. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.

      In the third quarter of 2000, the Company considered the impact of deferred tax liabilities resulting from purchase transactions, statutory restrictions on the use of operating losses, and a tax planning strategy available to the Company. Consequently, the Company determined that no valuation allowance was required for the year ended December 31, 2000, and released the entire valuation allowance. Similarly, there was no valuation allowance recorded for the year ended December 31, 2001. During the second half of 2002, the Company’s ability to implement its tax planning strategy to utilize net operating loss carryforwards was reevaluated based on the current state of private market values for radio station assets and the Company determined that it was more likely than not that certain deferred tax assets would not be utilized in the foreseeable future. Consequently, the Company recorded a valuation allowance of approximately $4.4 million in 2002.

      The difference between the Company’s effective tax rate on (loss) income before income taxes and the federal statutory tax rate arise from the following:

	2002	2001	2000

Federal tax expense at statutory rate	34.0%	(34.0)%	34.0%
Amortization of intangibles and other non-deductible expenses	0.5	5.8	1.0
Increase (decrease) of valuation allowance	64.6	0.0	(38.0)
State tax, net of federal tax benefit	4.8	(2.7)	3.0
Other	1.1	3.0	0.0

Effective tax rate	105.0%	(27.9)%	0%

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Savings Plans

Regent Communications, Inc. 401(k) Profit Sharing Plan

      The Company sponsors a defined contribution plan covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan. In the third quarter of 2000, the Company added a matching feature to its contribution plan, in which the Company will match participant contributions in the form of employer stock. The matching formula is 50 cents for every dollar contributed up to the first 6% of compensation. Company matched contributions vest to the employees over a three-year period after one year of service. Contribution expense was approximately $294,000, $307,000 and $69,000 in 2002, 2001 and 2000, respectively.

Regent Communications, Inc. Deferred Compensation Plan

      On October 1, 2002, the Company implemented the Regent Communications, Inc. Deferred Compensation Plan as a vehicle for highly compensated employees to defer compensation that they could not otherwise defer due to the limitations applicable to the Regent Communications, Inc. 401(k) Profit Sharing Plan and to provide an opportunity to share in matching contributions on a portion of such deferrals. The Board of Directors determines the Company’s matching cash contribution, if any, within 60 days after the end of the calendar year for which deferrals were made. For the short plan year period of October 1 through December 31, 2002, the matching contribution was 100% of the first 4% of deferrals contributed by participants. Contribution expense was approximately $5,000 for the year ended December 31, 2002. Participants are immediately vested in all of their deferral contributions. Matching contributions vest after attainment of age 65, termination of employment due to disability, a change in control of the Company, or if sooner, based on a vesting schedule of 33.3% after one year of service, 66.6% after two years of service, and 100% after three years of service.

11.	Other Financial Information

Property and Equipment:

      Property and equipment consists of the following as of December 31 (in thousands):

	2002	2001

Equipment	$29,949	$27,765
Furniture and fixtures	1,699	1,271
Building and improvements	5,822	4,744
Land	3,658	3,139

	41,128	36,919
Less accumulated depreciation	(14,239)	(11,102)

Net property and equipment	$26,889	$25,817

      Depreciation expense was approximately $3.2 million, $2.9 million, and $2.2 million for the years ended December 31, 2002, 2001 and 2000.

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Current Liabilities:

      Other current liabilities consist of the following as of December 31 (in thousands):

	2002	2001

Balance Sheet:
Accrued interest	$90	$351
Current portion of long-term debt	60	60
Accrued professional fees	327	336
Accrued non-compete payments	300	400
Due to seller for collection of receivables and other	349	361
Accrued other	2,614	1,502

	$3,740	$3,010

12.	Commitments and Contingencies

      In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In the opinion of the Company’s management, the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not likely have a materially adverse effect on the financial condition of the Company.

      The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options and/or escalating rent provisions. Total rental expenses were approximately $2,043,000, $1,246,000, and $801,000 in 2002, 2001, and 2000, respectively.

      At December 31, 2002, the total minimum annual rental commitments under noncancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2003	$1,271	$63
2004	1,022	52
2005	929	22
2006	904	7
2007	877	—
Thereafter	4,844	—

Total minimum payments	$9,847	$144

Amount representing interest		9

Present value of net minimum lease payments		$135

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Quarterly Financial Information (Unaudited):

      All adjustments necessary for a fair statement of income for each period have been included (in thousands, except per share amounts):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31	Year

2002
Net broadcast revenues	$12,986	$17,262	$18,710	$21,432	$70,390
Operating income(1)	1,111	3,400	3,670	1,279	9,460
Cumulative effect of accounting change, net of taxes(2)	(6,138)	—	—	—	(6,138)
NET (LOSS) INCOME:	(6,070)	1,674	1,817	(3,901)	(6,480)
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE(3)(4):
Before cumulative effect of accounting change	$0.00	$0.04	$0.04	$(0.08)	$(0.01)
Net (loss) income per common share	$(0.17)	$0.04	$0.04	$(0.08)	$(0.15)

2001
Net broadcast revenues	$11,334	$14,658	$14,029	$13,724	$53,745
Operating (loss) income	(1,785)	262	(429)	(1,126)	(3,078)
NET (LOSS) INCOME:	(1,008)	2,498	(992)	(2,211)	(1,713)
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE(3)(4):
Net (loss) income per common share	$(0.03)	$0.07	$(0.03)	$(0.06)	$(0.05)

(1)	Results for the fourth quarter of 2002 include a charge of $2.9 million to operating income for the impairment of goodwill related to the Company’s Peoria market. Refer to Note 8 for further disclosures.

(2)	Refer to Note 8 for information regarding the cumulative effect of accounting change.

(3)	The sum of the quarterly net (loss) income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter.

(4)	Despite net income in the second and third quarters of 2002 and the second quarter of 2001, net income per common share was the same for both the basic and diluted calculation.

14.	Recently Issued Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Regent has adopted

REGENT COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the annual financial statement disclosure provisions of SFAS 148 and has reflected such disclosures in Note 1. The Company has not yet determined the impact, if any, of the transition and interim financial statement disclosure provisions of SFAS 148.

      In November 2002, the FASB issued Financial Accounting Series Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which provides for an interpretation of FASB Statement of Financial Accounting Standards Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company will adopt FIN 45 effective January 1, 2003 and does not believe that adoption will materially impact the Company’s financial position, cash flows, or results of operations.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that employees who are involuntarily terminated receive in certain instances. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred. SFAS 146 is effective for exit or disposal activities of the Company that are initiated after December 31, 2002, and will be implemented accordingly.

      In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company has adopted this standard for lease transactions entered into after May 15, 2002, and have determined the impact of adoption to be immaterial. The provisions of SFAS 145 related to debt extinguishments will be adopted on January 1, 2003, and could have an impact on the Company, to the extent that any changes are made to the Company’s credit facility. There were no debt extinguishments during the year ended December 31, 2002.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” that addresses the recognition of asset retirement obligations. The objective of SFAS 143 is to provide guidance for legal obligations associated with the retirement of tangible long-lived assets. The statement is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 as required in the year 2003, and have determined the impact of adoption to be immaterial.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			the End
	of Period	Expenses	Accounts	Deductions(1)		of Period

Allowance for doubtful accounts:
Years ended December 31,
2002	$719	819	—	684		$854
2001	$403	822	—	506		$719
2000	$231	725	—	553		$403
Deferred tax asset valuation allowance:
Years ended December 31,
2002	$—	4,405 (2)	—	—		$4,405
2001	$—	—	—	—		$—
2000	$9,300	—	—	(9,300	)(2)	$—

(1)	Represents accounts written off to the reserve.

(2)	See Note 9 in the Notes to Consolidated Financial Statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Section 16 (a) Beneficial Ownership Reporting Compliance,” “Election of Directors” and “Executive Officers,” to be filed in April 2003 in connection with the 2003 Annual Meeting of Stockholders presently scheduled to be held on May 14, 2003.

Item 11.     Executive Compensation.

      The information required by this Item 11 are hereby incorporated by reference from our definitive Proxy Statement to be filed in April 2003 in connection with the 2003 Annual Meeting of Stockholders, presently scheduled to be held on May 14, 2003, and specifically from the portions thereof captioned “Executive Compensation” and “Stock Performance Graph,” except that the information required by Items 402(k) and (l) of Regulation S-K which appear within such caption under the sub-heading “Compensation Committee Report” are specifically not incorporated by reference into this Form 10-K or into any other filing by Regent under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      Except for the information required by Item 201(d) of Regulation S-K, which is included below, the information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management,” to be filed in April 2003, in connection with the 2003 Annual Meeting of Stockholders, presently scheduled to be held on May 14, 2003.

Number of
securities
remaining available
	Number of securities	Weighted average	for issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options,	securities reflected
	warrants and rights	warrants and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,122,092	$5.97	2,248,032
Equity compensation plans not approved by security holders	—	—	—

Total	3,122,092	$5.97	2,248,032

Item 13.     Certain Relationships and Related Transactions.

      The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Certain Relationships and Related Transactions,” to be filed in April 2003 in connection with the 2003 Annual Meeting of Stockholders, presently scheduled to be held on May 14, 2003.

Item 14.     Controls and Procedures.

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14c. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

      There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      (a)1. Financial Statements.

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

      (b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Regent Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT COMMUNICATIONS, INC.

By:	/s/ TERRY S. JACOBS

Terry S. Jacobs,
Chairman of the Board, Chief Executive Officer and Treasurer

Date: March 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TERRY S. JACOBS Terry S. Jacobs	Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 27, 2003

/s/ WILLIAM L. STAKELIN William L. Stakelin	President, Chief Operating Officer, Secretary and Director	March 27, 2003

/s/ ANTHONY A. VASCONCELLOS Anthony A. Vasconcellos	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 27, 2003

/s/ JOEL M. FAIRMAN Joel M. Fairman	Director	March 27, 2003

/s/ HENDRIK J. HARTONG, JR. Hendrik J. Hartong, Jr.	Director	March 27, 2003

/s/ WILLIAM H. INGRAM William H. Ingram	Director	March 27, 2003

/s/ R. GLEN MAYFIELD R. Glen Mayfield	Director	March 27, 2003

/s/ RICHARD H. PATTERSON Richard H. Patterson	Director	March 27, 2003

Signature	Title	Date

/s/ WILLIAM P. SUTTER, JR. William P. Sutter, Jr.	Director	March 27, 2003

/s/ JOHN H. WYANT John H. Wyant	Director	March 27, 2003

CERTIFICATIONS

      I, Terry S. Jacobs, certify that:

1. I have reviewed this annual report on Form 10-K of Regent Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TERRY S. JACOBS

Chairman of the Board and
Chief Executive Officer

Date: March 27, 2003

CERTIFICATIONS

      I, Anthony A. Vasconcellos, certify that:

1. I have reviewed this annual report on Form 10-K of Regent Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ANTHONY A. VASCONCELLOS

Chief Financial Officer
and Senior Vice President

Date: March 27, 2003

EXHIBIT INDEX

      The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

Exhibit
Number	Exhibit Description

2(a)*	Asset Exchange Agreement dated as of March 12, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (previously filed as Exhibit 2(g) to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)
2(b)*	First Amendment to Asset Exchange Agreement made on May 31, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (previously filed as Exhibit 2(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by this reference)
2(c)*	Second Amendment to Asset Exchange Agreement made on June 2, 2000 by and among Clear Channel Broadcasting, Inc., Clear Channel Broadcasting Licenses, Inc., Capstar Radio Operating Company, Capstar TX Limited Partnership, Regent Broadcasting of Victorville, Inc., Regent Licensee of Victorville, Inc., Regent Broadcasting of Palmdale, Inc., Regent Licensee of Palmdale, Inc., Regent Broadcasting of Mansfield, Inc. and Regent Licensee of Mansfield, Inc. (previously filed as Exhibit 2(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by this reference)
2(d)*	Agreement of Merger dated March 29, 2000 by and among Regent Communications, Inc., Regent Broadcasting, Inc., KZAP, Inc. and Rob Cheal (previously filed as Exhibit 2(h) to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)
2(e)*	Asset Purchase Agreement dated March 29, 2000 by and between Yavapai Broadcasting Corporation, Regent Broadcasting of Flagstaff, Inc. and Regent Licensee of Flagstaff, Inc. (previously filed as Exhibit 2(i) to the Registrant’s Form 10-K for the year ended December 31, 1999 and incorporated herein by this reference)
2(f)*	Asset Purchase Agreement made as of October 31, 2000 among Concord Media Group of California, Inc., Regent Broadcasting of Palmdale, Inc. and Regent Licensee of Palmdale, Inc. (previously filed as Exhibit 2(d) to the Registrant’s Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by this reference)
2(g)*	Asset Purchase Agreement made December 28, 2000 among NextMedia Group II, Inc., NextMedia Licensing, Inc., Regent Broadcasting of Erie, Inc. and Regent Licensee of Erie, Inc. (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 2(g) to the Registrant’s 10-K for the year ended December 31, 2000 and incorporated herein by this reference)
2(h)*	Agreement of Merger dated June 15, 2000 among StarCom, Inc., Dennis Carpenter and Regent Broadcasting, Inc., as amended by an Amendment, dated as of July 27, 2000, to Agreement of Merger, and as further amended by a Second Amendment, dated as of February 19, 2001, to Agreement of Merger (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 2(h) to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)
2(i)*	Asset Purchase Agreement made by and among Regent Communications, Inc. and Brill Media Company L.L.C. and certain of its subsidiaries dated August 22, 2002 (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K dated March 11, 2003 and incorporated herein by this reference)

Exhibit
Number	Exhibit Description

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)
3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)
3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)
3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)
3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)
3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)
3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to the Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference)
3(j)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

Exhibit
Number	Exhibit Description

4(a)*	Credit Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)
4(b)*	Omnibus Amendment No. 1 and Amendment No. 1 to Credit Agreement dated as of February 4, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)
4(c)*	Amendment No. 2 and Consent, dated as of August 23, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(c) to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)
4(d)*	Amendment No. 3 dated as of December 1, 2000, to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto (previously filed as Exhibit 4(d) to the Registrant’s Form 10-K for the year ended December 31, 2000 and incorporated herein by this reference)
4(e)	Amendment Agreement dated as of February 14, 2003 to the Credit Agreement dated as of January 27, 2000, as amended, among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as administrative agent, Fleet National Bank, as issuing lender, General Electric Capital Corporation, as syndication agent, Dresdner Bank AG, New York and Grand Cayman Branches, as document agent, and the several lenders party thereto
4(f)*	Revolving Credit Note dated as of February 7, 2000 made by Regent Broadcasting, Inc. in favor of Fleet National Bank in the original principal amount of $25 million (previously filed as Exhibit 4(f) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference) (See Note 1 below)
4(g)*	Subsidiary Guaranty Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(c) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)
4(h)*	Pledge Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(d) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)
4(i)*	Security Agreement dated as of January 27, 2000 among Regent Broadcasting, Inc., Regent Communications, Inc. and each of their subsidiaries and Fleet National Bank, as collateral agent (previously filed as Exhibit 4(b) to the Registrant’s Form 8-K filed February 10, 2000 and incorporated herein by this reference)
10(a)*#	Regent Communications, Inc. Faircom Conversion Stock Option Plan (previously filed as Exhibit 10(f) to the Registrant’s Form S-4 Registration Statement filed February 17, 1998 and incorporated herein by this reference)

Exhibit
Number	Exhibit Description

10(b)*#	Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through May 17, 2001 and restated as of October 24, 2002 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)
10(c)*#	Regent Communications, Inc. 2001 Directors’ Stock Option Plan dated May 17, 2001 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)
10(d)*#	Regent Communications, Inc. Employee Stock Purchase Plan, as amended on October 24, 2002 and effective January 1, 2003 (previously filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)
10(e)	Regent Communications, Inc. Deferred Compensation Plan dated July 25, 2002 and effective October 1, 2002
10(f)*#	Employment Agreement between Regent Communications, Inc. and Terry S. Jacobs (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by this reference)
10(g)*#	Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10(c) to the Registrant’s Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by this reference)
10(h)*	Lease Agreement dated January 17, 1994 between CPX — RiverCenter Development Corporation and Regent Communications, Inc. (previously filed as Exhibit 10(z) to the Registrant’s S-4 filed on February 17, 1998 and incorporated herein by this reference)
10(i)*	Stock Purchase Agreement dated June 15, 1998 among Regent Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)
10(j)*	Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)
10(k)*	Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 2 below) (previously filed as Exhibit 4(f) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)
10(l)*	Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H convertible preferred stock (See Note 3 below) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(aa) to the Registrant’s Form 10-Q for the quarter ended June 30,1999 and incorporated herein by this reference)
10(m)*	Stock Purchase Agreement dated June 21, 1999, among Regent Communications, Inc., WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 4(bb) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

Exhibit
Number	Exhibit Description

10(n)*	Stock Purchase Agreement dated as of August 31, 1999 among Regent Communications, Inc., The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. relating to the purchase of 109,091 and 72,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(ee) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
10(o)*	First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., as trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(gg) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
10(p)*	Second Amendment to Registration Rights Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and The Prudential Insurance Company of America (previously filed as Exhibit 4(hh) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)
10(q)*	Third Amended and Restated Stockholders’ Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, Joel M. Fairman, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and the Prudential Insurance Company of America (previously filed as Exhibit 4(ii) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)
10(r)*	Stock Purchase Agreement dated as of November 24, 1999, between Regent Communications, Inc. and Blue Chip Capital Fund III Limited Partnership (see Note 4 below) (previously filed as Exhibit (jj) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement filed December 29, 1999 and incorporated herein by this reference)
10(s)*	Registration Rights Agreement, dated as of August 28, 2001, between Regent Communications, Inc. and Bayard H. Walters (previously filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by this reference)
10(t)*	Third Amendment to Registration Rights Agreement, dated August 28, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by this reference)
10(u)*	Form of Stock Purchase Agreement dated as of November 26, 2001 (see Note 5 below)(previously filed as Exhibit 10.1 to the Registrant’s Form S-3 Registration Statement No. 333-74704 filed December 6, 2001 and incorporated herein by this reference)

Exhibit
Number	Exhibit Description

10(v)*	Fourth Amendment to Registration Rights Agreement, dated as of November 26, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(t) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)
10(w)*	Registration Rights Agreement dated as of January 7, 2002, between Regent Communications, Inc. and ComCorp of Lafayette, Inc. (previously filed as Exhibit 10(u) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)
10(x)*	Registration Rights Agreement dated as of January 7, 2002 between Regent Communications, Inc. and Abbeville Broadcasting Service, Inc. (previously filed as Exhibit 10(v) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)
21	Subsidiaries of Registrant
23	Consent of Independent Accountants
99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

#	Constitutes a management contract or compensatory plan or arrangement.

Notes:

1. Seven substantially identical notes were made by Regent Broadcasting, Inc. as follows:

Original Holder	Principal Amount

General Electric Capital Corporation	$22,000,000
Dresdner Bank AG, New York and Cayman Island Branches	$22,000,000
Mercantile Bank National Association	$16,000,000
U.S. Bank National Association	$10,000,000
Summit Bank	$10,000,000
Michigan National Bank	$10,000,000
The CIT Group Equipment Financing, Inc.	$10,000,000

2. Six substantially identical warrants for the purchase of shares of Registrant’s common stock were issued as follows:

Shares

Waller-Sutton Media Partners, L.P.	650,000
WPG Corporate Development Associates V, L.L.C	112,580
WPG Corporate Development Associates (Overseas) V, L.P.	17,420
General Electric Capital Corporation	50,000
River Cities Capital Fund Limited Partnership	20,000
William H. Ingram	10,000

3. Two substantially identical stock purchase agreements were entered into for the purchase of Series H convertible preferred stock as follows:

Blue Chip Capital Fund II Limited Partnership	363,636 shares
PNC Bank, N.A., as trustee	181,818 shares

4. Four substantially identical stock purchase agreements were entered into for the purchase of Series K convertible preferred stock as follows:

WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P.	181,818 shares
PNC Bank, N.A., Custodian	181,818 shares
Mesirow Capital Partners VII	818,181 shares
The Prudential Insurance Company of America	1,000,000 shares

5. Twenty-two substantially identical stock purchase agreements were entered into for the purchase of common stock as follows:

Purchaser	Shares

U.S. Bancorp Piper Jaffray Asset Management for benefit of Milwaukee Foundation MicroCap	3,900
U.S. Bancorp Piper Jaffray Asset Management for benefit of WM Chester Small Cap	400
U.S. Bancorp Piper Jaffray Asset Management for benefit of First American MicroCap Fund	211,500
U.S. Bancorp Piper Jaffray Asset Management for benefit of Frantschi MicroCap	11,300
U.S. Bancorp Piper Jaffray Asset Management for benefit of ES Tallmadge Res	500
U.S. Bancorp Piper Jaffray Asset Management for benefit of Posner Partners MicroCap	5,600
U.S. Bancorp Piper Jaffray Asset Management for benefit of Jane Petit MicroCap	500
Firstar Bank NA, Agent Lyndhurst Associates MicroCap Fund	13,300
Marshall & Isley Trust Company Custodian for the Milwaukee Jewish Federation	3,000
Edge Capital, L.P.	100,000
Pogue Capital International, LTD.	52,000
Oxa Trade & Finance, Inc.	35,000
Coditec International LTD — E — VBL	13,000
Blue Chip Capital Fund III Limited Partnership	200,000
Silverfin & Company	12,800
Capital Blue Cross Retirement Plan	3,200
Clippership & Company	90,800
Pitt & Company	83,000
Mellon Trust Company, Trustee for NYNEX Master Pension Trust	45,900
Capital Blue Cross	3,800
Silverbass & Company	4,900
Palmsail & Company	5,600