Form 10-Q
period 2003-03-31
REGENT COMMUNICATIONS INC
filed 2003-05-15
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

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

     Common Stock, $.01 par value – 46,490,456 shares outstanding as of May 9, 2003

REGENT COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

INDEX

		Page
		Number

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited)		3

	Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002		4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 (unaudited) and March 31, 2002 (unaudited)		5

	Notes to Condensed Consolidated Financial Statements (unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		28

Item 4.	Controls and Procedures		28

PART II OTHER INFORMATION

Item 1.	Legal Proceedings		29

Item 2.	Changes in Securities and Use of Proceeds		29

Item 6.	Exhibits and Reports on Form 8-K		29

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,

	2003	2002

Broadcast revenues, net of agency commissions of $1,657 and $1,332 for the three months ended March 31, 2003 and 2002, respectively	$16,733	$12,986

Station operating expenses	13,307	9,946

Depreciation and amortization	947	831

Corporate general and administrative expenses	1,725	1,540

Loss (gain) on sale of long-lived assets	6	(442)

Operating income	748	1,111

Interest expense	(447)	(885)

Other expense, net	(123)	(117)

Income before income taxes and cumulative effect of accounting change	178	109

Income tax expense	(68)	(41)

Income before cumulative effect of accounting change	110	68

Cumulative effect of accounting change, net of applicable income taxes of $3,762	—	(6,138)

Net income (loss)	$110	$(6,070)

Basic and diluted income (loss) per common share:

Before cumulative effect of accounting change	$0.00	$0.00

Net income (loss)	$0.00	$(0.17)

Weighted average number of common shares:

Basic	46,555	35,874

Diluted	46,716	36,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$3,291	$2,656

Accounts receivable, less allowance of $829 and $854 at March 31, 2003 and December 31, 2002, respectively	11,926	13,517

Other current assets	793	811

Total current assets	16,010	16,984

Property and equipment, net	33,410	26,889

Intangible assets, net	294,500	238,706

Goodwill	25,476	24,200

Other assets, net	1,647	1,251

Total assets	$371,043	$308,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,153	$2,050

Accrued compensation	1,311	2,158

Accrued expenses and other current liabilities	4,892	3,740

Total current liabilities	9,356	7,948

Long-term debt, less current portion	73,345	11,359

Other long-term liabilities	197	90

Deferred taxes	10,211	10,143

Total liabilities	93,109	29,540

Commitments and Contingencies

Stockholders’ equity:

Common stock, $.01 par value, 100,000,000 shares authorized; 48,083,492 and 48,047,382 shares issued at March 31, 2003 and December 31, 2002, respectively	481	480

Treasury shares, 1,631,181 and 1,488,556 shares, at cost, at March 31, 2003 and December 31, 2002, respectively	(8,243)	(7,575)

Additional paid-in capital	348,034	348,033

Accumulated deficit	(62,338)	(62,448)

Total stockholders’ equity	277,934	278,490

Total liabilities and stockholders’ equity	$371,043	$308,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:

Net income (loss)	$110	$(6,070)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Cumulative effect of accounting change, net of applicable income taxes	–	6,138

Depreciation and amortization	947	831

Deferred income tax expense	61	37

Loss (gain) on sale of long-lived assets	6	(442)

Other, net	119	240

Changes in operating assets and liabilities, net of acquisitions	1,848	471

Net cash provided by operating activities	3,091	1,205

Cash flows from investing activities:

Acquisition of radio stations and related acquisition costs, net of cash acquired	(62,133)	(130)

Capital expenditures	(928)	(632)

Net proceeds from sale of long-lived assets	–	1,829

Escrow deposits for acquisitions of radio stations	(388)	–

Net cash (used in) provided by investing activities	(63,449)	1,067

Cash flows from financing activities:

Net proceeds from issuance of common stock	–	1,150

Principal payments on long-term debt	(1,515)	(4,015)

Purchase of treasury shares	(992)	–

Long-term debt borrowings	63,500	–

Net cash provided by (used in) financing activities	60,993	(2,865)

Net increase (decrease) in cash and cash equivalents	635	(593)

Cash and cash equivalents at beginning of period	2,656	1,765

Cash and cash equivalents at end of period	$3,291	$1,172

Supplemental schedule of non-cash financing and investing activities:

Common stock issued in conjunction with the acquisition of option to purchase stations in Grand Rapids, Michigan	$–	$999

The accompanying notes are an integral part of these condensed consolidated financial statement

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT POLICIES

Preparation of Interim Financial Information

     Regent Communications, Inc. (including its wholly-owned subsidiaries, the “Company” or “Regent”) was formed to acquire, own and operate radio stations in medium-sized and small markets in the United States.

     The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 2002 condensed consolidated balance sheet was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Regent’s Form 10-K for the year ended December 31, 2002.

Stock-based Compensation Plans

     The Company accounts for its four stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. The Company recorded no compensation expense related to its stock-based compensation plans for the three months ended March 31, 2003 or 2002. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands except per share information).

	Three months ended March 31,

	2003	2002

Net income (loss), as reported	$110	$(6,070)

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(291)	(387)

Pro forma net loss	$(181)	$(6,457)

Earnings (loss) per share:

Basic – as reported	$0.00	$(0.17)

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

Basic – pro forma	$0.00	$(0.18)

Diluted – as reported	$0.00	$(0.17)

Diluted – pro forma	$0.00	$(0.18)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002:

	2003	2002

Dividends	None	None

Volatility	60.5%	53.5%

Risk-free interest rate	3.18%	4.68% - 4.70%

Expected term	5 years	5 years

The fair value for each share of common stock issued under the Company’s Employee Stock Purchase Plan was calculated using an average risk-free interest rate of 1.22%, volatility of 60.5%, assuming no dividends and an expected term of three months.

2. COMPLETED AND PENDING ACQUISITIONS AND DISPOSITIONS

Completed Acquisitions

     On February 25, 2003, the Company completed the acquisition of 12 radio stations from Brill Media Company, LLC and its related entities. Regent had been providing programming and other services to the stations under a time brokerage agreement, which began on September 11, 2002. The stations acquired and the markets they serve are as follows:

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

     The net purchase price of these assets after all adjustments, and excluding related acquisition costs, was approximately $61.8 million, which Regent funded through borrowings under its credit facility. The Company has preliminarily allocated the purchase price as follows, pending the completion of an independent appraisal for the purchase, which is expected to be completed in the second quarter of 2003 (in thousands):

Barter accounts receivable	$239

Fixed assets	6,200

FCC licenses	55,829

Goodwill	1,909

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

Barter accounts payable	(522)

Other liabilities	(39)

Net purchase price	$63,616

     The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of significant stations acquired in 2003 and 2002 as though those transactions had occurred on January 1, 2002.

	PRO FORMA (UNAUDITED)
	(In thousands, except per share amounts)
	Three Months ended March 31,
	2003	2002

Net broadcast revenues	$16,733	$16,946
Income before cumulative effect of accounting change	$13	$673

Net income (loss)	$13	$(5,465)

Net income (loss) per common share:

Basic and diluted income (loss) per common share:
Income before cumulative effect of accounting change	$0.00	$0.02
Net income (loss)	$0.00	$(0.15)

     These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the three-month period, nor is it indicative of future results of operations.

Pending Acquisitions and Dispositions

     On January 10, 2003, Regent entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price of Regent common stock for that period is less than $7.50 per share, Regent may, at its sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, the Company began providing programming and other services to KKPL-FM under a time brokerage agreement. The Company has placed $387,500 in escrow to secure its obligations under this agreement. The FCC has indicated that it will subject this acquisition to heightened scrutiny based on the competitive conditions in this market. Based on this review, the Company cannot predict when, or if, this transaction will be completed.

     On February 27, 2003, Regent entered into an agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) to exchange four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market for five radio stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, Regent began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The FCC has indicated that it will subject this acquisition to heightened

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

scrutiny based on the competitive conditions in the Evansville market. Based on this review, the Company cannot predict when, or if, this transaction will be completed.

3. LONG-TERM DEBT

     The Company has a credit agreement with a group of lenders which provides for a senior reducing revolving credit facility expiring December 31, 2006 with an initial aggregate revolving commitment of up to $125.0 million (including a commitment to issue letters of credit of up to $25.0 million in aggregate face amount, subject to the maximum revolving commitment available). Regent incurred approximately $2.0 million in financing costs related to the credit facility, which are being amortized over the life of the agreement. The credit facility is available for working capital and acquisitions, including related acquisition expenses. In accordance with the terms of the credit facility, during 2002, available borrowings under the credit facility were permanently reduced by approximately $22.2 million due to scheduled reductions in available borrowings and provisions of the excess cash flow calculation. During the first quarter of 2003, available borrowings under the credit facility were permanently reduced by approximately $4.3 million due to scheduled reductions in available borrowings. Available borrowings under the credit facility were also permanently reduced by approximately $4.4 million due to the difference between the net proceeds the Company received from its April 2002 common stock offering and the amount it reinvested in qualified completed and pending acquisitions. At March 31, 2003 and December 31, 2002 there were borrowings of approximately $73.0 million and $11.0 million, respectively, outstanding under this facility and there were approximately $21.1 million and $76.8 million of available borrowings, respectively, subject to the terms and conditions of the credit facility.

     Under the credit facility, the Company is required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead, and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon the Company’s financial leverage. Borrowings under the credit facility bore interest at an average rate of 2.56% and 2.67% as of March 31, 2003 and December 31, 2002, respectively. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.375% and 0.75% depending upon the amount of the facility utilized and the Company’s leverage ratio. The Company’s indebtedness under this credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

and are therefore considered registrants of such securities. RCI would also guarantee any debt securities that could be issued by RBI. All such guarantees will be full and unconditional and joint and several. No debt securities have been issued by either RBI or RCI to date.

     Set forth below are condensed consolidating financial statements for RCI, RBI and the Subsidiary Guarantors, including the Condensed Consolidating Balance Sheets as of March 31, 2003 and December 31, 2002, and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three-month periods ended March 31, 2003 and 2002. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flow are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

	Condensed Consolidating Statements of Operations
	(in thousands)
	Quarter Ended March 31, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$–	$–	$16,733	$–	$16,733

Station operating expenses	–	–	13,307	–	13,307

Depreciation and amortization	28	–	919	–	947

Corporate general and administrative expenses	1,708	17	–	–	1,725

Loss on sale of long- lived assets	–	–	6	–	6

Equity in (loss in) earnings of subsidiaries	629	1,483	–	(2,112)	–

Operating (loss) income	(1,107)	1,466	2,501	(2,112)	748

Interest expense, net	(9)	(438)	–	–	(447)

Other expense, net	–	(14)	(109)	–	(123)

(Loss) income before income taxes and cumulative effect of accounting change	(1,116)	1,014	2,392	(2,112)	178

Income tax benefit (expense)	424	(385)	(909)	802	(68)

Net (loss) income	$(692)	$629	$1,483	$(1,310)	$110

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Quarter Ended March 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$–	$–	$12,986	$–	$12,986

Station operating expenses	–	–	9,946	–	9,946

Depreciation and amortization	27	–	804	–	831

Corporate general and administrative expenses	1,525	15	–	–	1,540

Gain on sale of long- lived assets	–	–	(442)	–	(442)

(Loss in) equity in earnings of subsidiaries	(3,393)	(4,581)	–	7,974	–

Operating (loss) income	(4,945)	(4,596)	2,678	7,974	1,111

Interest expense, net	(9)	(876)	–	–	(885)

Other income (expense), net	50	–	(167)	–	(117)

(Loss) income before income taxes and cumulative effect of accounting change	(4,904)	(5,472)	2,511	7,974	109

Income tax benefit (expense)	1,864	2,079	(954)	(3,030)	(41)

(Loss) income before cumulative effect of accounting change	(3,040)	(3,393)	1,557	4,944	68

Cumulative effect of accounting change	–	–	(6,138)	–	(6,138)

Net (loss) income	$(3,040)	$(3,393)	$(4,581)	$4,944	$(6,070)

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	March 31, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

ASSETS

Current assets:

Cash and cash equivalents	$–	$3,291	$–	$–	$3,291

Accounts receivable, net	–	–	11,926	–	11,926

Other current assets	193	–	600	–	793

Total current assets	193	3,291	12,526	–	16,010

Intercompany receivable	–	–	29,216	(29,216)	–

Investment in subsidiaries	268,959	366,813	–	(635,772)	–

Property and equipment, net	455	–	32,955	–	33,410

Intangible assets, net	–	–	294,500	–	294,500

Goodwill	1,599	49	23,828	–	25,476

Other assets	9,020	1,079	510	(8,962)	1,647

Total assets	$280,226	$371,232	$393,535	$(673,950)	$371,043

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$1,917	$87	$7,352	$–	$9,356

Intercompany payable	–	29,216	–	(29,216)	–

Total current liabilities	1,917	29,303	7,352	(29,216)	9,356

Long-term debt, less current portion	375	72,970	–	–	73,345

Deferred taxes and other long-term liabilities	–	–	19,370	(8,962)	10,408

Total liabilities	2,292	102,273	26,722	(38,178)	93,109

Stockholders’ equity	277,934	268,959	366,813	(635,772)	277,934

Total liabilities and stockholders’ equity	$280,226	$371,232	$393,535	$(673,950)	$371,043

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	December 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

ASSETS

Current assets:

Cash and cash equivalents	$–	$2,656	$–	$–	$2,656

Accounts receivable, net	–	–	13,517	–	13,517

Other current assets	297	–	514	–	811

Total current assets	297	2,656	14,031	–	16,984

Intercompany receivable	–	–	28,048	(28,048)	–

Investment in subsidiaries	269,302	304,105	–	(573,407)	–

Property and equipment, net	464	–	26,425	–	26,889

Intangible assets, net	–	–	238,706	–	238,706

Goodwill	1,754	493	21,953	–	24,200

Other assets	9,021	1,149	43	(8,962)	1,251

Total assets	$280,838	$308,403	$329,206	$(610,417)	$308,030

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$1,958	$84	$5,906	$–	$7,948

Intercompany payable	–	28,048	–	(28,048)	–

Total current liabilities	1,958	28,132	5,906	(28,048)	7,948

Long-term debt, less current portion	390	10,969	–	–	11,359

Deferred taxes and other long-term liabilities	–	–	19,195	(8,962)	10,233

Total liabilities	2,348	39,101	25,101	(37,010)	29,540

Stockholders’ equity	278,490	269,302	304,105	(573,407)	278,490

Total liabilities and stockholders’ equity	$280,838	$308,403	$329,206	$(610,417)	$308,030

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:

Cash flows (used in) provided by operating activities	$(1,209)	$(711)	$5,011	$–	$3,091

Cash flows from investing activities:

Acquisitions of radio stations and related acquisition costs	–	(62,521)	–	–	(62,521)

Capital expenditures	–	(928)	–	–	(928)

Net cash used in investing activities	–	(63,449)	–	–	(63,449)

Cash flows from financing activities:

Principal payments on long- term debt	(15)	(1,500)	–	–	(1,515)

Long-term debt borrowings	–	63,500	–	–	63,500

Purchase of treasury shares	(992)	–	–	–	(992)

Net transfers (to)/from subsidiaries	2,216	2,795	(5,011)	–	–

Net cash provided by (used in) financing activities	1,209	64,795	(5,011)	–	60,993

Increase in cash and cash equivalents	–	635	–	–	635

Cash and cash equivalents at beginning of period	–	2,656	–	–	2,656

Cash and cash equivalents at end of period	$–	$3,291	$–	$–	$3,291

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:

Cash flows (used in) provided by operating activities	$(388)	$1,159	$434	$–	$1,205

Cash flows from investing activities:

Acquisitions of radio stations and related acquisition costs	–	(130)	–	–	(130)

Capital expenditures	–	(632)	–	–	(632)

Net proceeds from sale of radio stations	–	–	1,829	–	1,829

Net cash (used in) provided by investing activities	–	(762)	1,829	–	1,067

Cash flows from financing activities:

Net proceeds from issuance of common stock	1,150	–	–	–	1,150

Principal payments on long- term debt	(15)	(4,000)	–	–	(4,015)

Net transfers (to)/from subsidiaries	(747)	3,010	(2,263)	–	–

Net cash provided by (used in) financing activities	388	(990)	(2,263)	–	(2,865)

Increase in cash and cash equivalents	–	(593)	–	–	(593)

Cash and cash equivalents at beginning of period	–	1,765	–	–	1,765

Cash and cash equivalents at end of period	$–	$1,172	$–	$–	$1,172

5. CAPITAL STOCK

     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at March 31, 2003 or December 31, 2002. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

     On February 4, 2003, Regent issued 30,960 shares of common stock to four executive officers at an issue price of $5.905 as payment of a portion of 2002 bonuses awarded under the Senior Management Bonus Plan.

     On March 5, 2003, the Company issued 36,110 shares of Regent common stock in a net cashless exercise of a stock option issued under the Regent Communications, Inc. Faircom Conversion Stock Option Plan.

     Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase shares of its common stock at certain market price levels. During the first quarter of 2003, Regent acquired 201,500 shares of its common stock for an aggregate purchase price of approximately $1.0 million. No purchases of common stock were made during the first quarter of 2002. During the first quarter of 2003, Regent reissued 27,915 shares of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s employee stock purchase plan.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Consistent with the application provisions of SFAS 142, the Company applied a fair value approach to test impairment of both indefinite-lived intangible assets and goodwill. Based on the results of this evaluation, during the first quarter of 2002, the Company recorded impairment charges against indefinite-lived intangibles of approximately $3.9 million, net of income taxes of approximately $2.4 million, and against goodwill of approximately $2.2 million, net of income taxes of approximately $1.4 million. Regent has reflected this charge as a component of cumulative effect of accounting change in its Consolidated Statements of Operations. In estimating future cash flows, the Company considered the impact of the economic slow down in the radio industry at the end of 2001. These conditions, combined with the change in methodology for testing for impairment, which previously employed the utilization of undiscounted cash flow projections, adversely impacted the cash flow projections used to determine the fair value of the FCC licenses, as well as each reporting unit. No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows. The Company performs its annual review of goodwill for impairment during the fourth quarter.

Definite-lived Intangible Assets

     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the life of the agreement. In accordance with the transitional requirements of SFAS 142, the Company reassessed the useful lives of these intangibles and made no changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at March 31, 2003 and December 31, 2002 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-compete agreements and other	$762	$325	$762	$292

Total	$762	$325	$762	$292

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three-month periods ended March 31, 2003 and 2002 was approximately $33,000 and $32,000, respectively. The estimated annual amortization expense for the years ending December 31, 2003, 2004, 2005 and 2006 is approximately $154,000, $128,000, $105,000, and $83,000, respectively.

Indefinite-lived Intangible Assets

     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead will test the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at March 31, 2003 and December 31, 2002 (in thousands):

	March 31,	December 31,
	2003	2002

FCC licenses	$294,063	$238,236

Total	$294,063	$238,236

     The change in FCC licenses is due to the preliminary allocation of the purchase price for the radio stations acquired from Brill Media Company, LLC during the first quarter of 2003.

Goodwill

     SFAS 142 requires the Company to test goodwill for impairment using a two-step process. Step one identifies potential impairment, while step two measures the amount of the impairment. The following table presents the changes in the carrying amount of goodwill for the three-month period ended March 31, 2003 (in thousands):

Goodwill

Balance as of December 31, 2002	$24,200

Acquisition related goodwill	1,276

Balance as of March 31, 2003	$25,476

     The change in goodwill is due to the preliminary purchase allocation of the radio stations acquired from Brill Media Company, LLC during the first quarter of 2003.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

7. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

	Three Months Ended
	March 31,

	2003	2002

	(in thousands, except
	per share amounts)
Net income before cumulative effect of accounting change	$110	$68

Cumulative effective of accounting change, net of applicable income taxes of $3,762	—	(6,138)

Net income (loss)	$110	$(6,070)

Weighted average basic common shares	46,555	35,874

Dilutive effect of stock options and warrants	161	600

Weighted average diluted common shares	46,716	36,474

Basic and diluted net income (loss) per common share:

Income before cumulative effect of accounting change	$0.00	$0.00

Cumulative effect of accounting change	—	(0.17)

Net income (loss)	$0.00	$(0.17)

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Adoption of this statement did not materially impact the Company’s financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Regent has adopted the annual and interim financial statement disclosure provisions of SFAS 148 and has reflected such disclosures in our Notes to Condensed Consolidated Financial Statements.

     In November 2002, the FASB issued Financial Accounting Series Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which provides for an interpretation of FASB Statement of Financial Accounting Standards Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted FIN 45 effective January 1, 2003 and deemed that the impact of adoption is not material.

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends other existing authoritative pronouncements to make

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATE FINANCIAL STATEMENTS
(UNAUDITED)

various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted this standard for lease transactions entered into after May 15, 2002 and has determined the impact of adoption to be immaterial. The provisions of SFAS 145 related to debt extinguishments were adopted on January 1, 2003, and could have an impact on the Company, to the extent that the Company would make any changes to its credit facility. There were no extinguishments of debt during the three months ended March 31, 2003 or 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The performance of a radio station group, such as ours, is customarily measured by its ability to generate station operating income (formerly referred to as broadcast cash flow). The term “station operating income” means operating income (loss) before depreciation and amortization, corporate general and administrative expenses, impairment of goodwill and gain (loss) on sale of long-lived assets. Although station operating income is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that station operating income is a generally recognized measure of performance in the broadcasting industry that helps investors better understand radio station operations. Additionally, the Company and other media companies have consistently been measured by analysts and other investors on their ability to generate station operating income. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

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

RESULTS OF OPERATIONS

     A comparison of the three months ended March 31, 2003 versus March 31, 2002 follows:

     Our results from operations for the first quarter of 2003 showed significant increases over the same period of 2002, primarily due to the inclusion of the operations of the 12 radio stations (the “Brill Stations”) purchased from Brill Media Company, LLC, which we began operating under a time brokerage agreement on September 11, 2002 and subsequently purchased on February 25, 2003. Net broadcast revenues in the first quarter of 2003 increased by 28.9%, from approximately $13.0 million in the first quarter of 2002 to approximately $16.7 million in the first quarter of 2003. Approximately $3.4 million of the increase was attributable to the Brill Stations and the remainder was due to stations we operated in both the current and prior year quarter. Station operating expenses increased 33.8%, from approximately $10.0 million in the first quarter of 2002 to approximately $13.3 million in the first quarter of 2003. Approximately $0.3 million of the increase was due to stations we operated during the first quarter of both the current and prior year. The increase is primarily due to broadcast rights for the purchase of programming and sporting events to air on the stations, research and promotional expenses we incurred to properly target the intended demographic audiences within our markets, as well as to promote our radio stations through various advertising campaigns and contest prize give-aways. The Brill Stations accounted for approximately $3.0 million of the increase.

     Depreciation and amortization expense increased 14.0%, from approximately $0.8 million in 2002 to $0.9 million in 2003. The increase is due primarily to the incremental depreciation from 12 additional stations acquired during the first quarter of 2003.

     Corporate general and administrative expense was approximately $1.7 million in the first quarter of 2003, compared to approximately $1.5 million in the first quarter of 2002. The increase was the result of increased professional fees, including costs for implementation of the provisions of the Sarbanes-Oxley Act, increased Directors’ and Officers’ insurance premiums, and increased travel and other miscellaneous corporate expenses which increased due to the operation of 12 additional radio stations.

     Interest expense decreased 49.5%, from approximately $0.9 million during the first quarter of 2002, to approximately $0.4 million during the first quarter of 2003. Our average outstanding debt balance during the first quarter of 2003 was approximately $34.2 million, as compared to approximately $85.3 million during the first quarter of 2002.

     During the first quarter of 2002, we completed the sale of WGNA-AM in Albany, New York for $2.0 million in cash. We recorded a gain on the sale of long-lived assets of approximately $442,000 from the sale.

     Income tax expense was recorded at the federal statutory rate of 34%, and state income taxes, net of federal benefit, were recorded at a 4.0% rate for the first quarter of both 2003 and 2002.

     Upon adoption of SFAS 142 in the first quarter of 2002, we completed a transitional impairment analysis of our indefinite-lived FCC licenses and recorded an impairment loss of approximately $3.9 million, net of income tax benefit of approximately $2.4 million. Additionally, we completed the two-step transitional impairment analysis of goodwill and recorded an impairment loss of approximately $2.2 million, net of income tax benefit of approximately $1.4 million. These losses were recorded as a cumulative effect of accounting change for the quarter ended March 31, 2002.

     Net income per common share for the first quarter of 2003 was $0.00, compared to a net loss per share of $0.17 in the first quarter of 2002. The variance was the result of the cumulative effect of accounting change recognized in the first quarter of 2002.

     While the acquisition of the Brill Stations have affected the comparability of our 2003 results from operations to those of 2002, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, excluding the results of barter transactions and any markets sold or held for sale. Barter has been excluded in this comparison as barter customarily results in volatility between quarters, although differences over the full year are not material. This group of comparable markets (the “same station group”) is currently represented by 12 markets and 61 radio stations. For the same station group for the three months ended March 31, 2003, as compared to the same period in 2002, our net broadcast revenues increased 1.9% and station operating income decreased by 4.5%. Net broadcast revenue and station operating income for the first quarter of 2003 were adversely impacted by the sluggish economy and the continued wariness of advertisers to commit to spending during the escalation stage of the conflict with Iraq.

Quarter 1 same station data	Quarter 1%
	2003	2002	Change

Revenue

Net broadcast revenue	$16,733	$12,986

Less:

Net results of barter transactions and stations not included in same station category	4,209	691

Same station broadcast revenue	$12,524	$12,295	1.9%

Station Operating Income

Operating income	$748	$1,111

Plus:

Depreciation and amortization	947	831

Corporate general and administrative expenses	1,725	1,540

Loss on sale of long-lived assets	6	—

Less:

Gain on sale of long-lived assets	—	442

Station operating income	3,426	3,040

Less:

Net results of barter transactions and stations not included in same station category	492	(32)

Same station operating income	$2,934	$3,072	(4.5)%

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents balance at March 31, 2003 was approximately $3.3 million compared to approximately $1.2 million at March 31, 2002. Net cash provided by operating activities was approximately $3.1 million in 2003 compared to approximately $1.2 million in 2002. The increase was due primarily to the increase in operating income during the first three months of 2003, primarily the result of the Brill Stations, which were operated and subsequently acquired during the first quarter of 2003, and changes in the Company’s operating accounts. Cash used in investing activities during the first quarter of 2003 was approximately $63.4 million, compared to cash provided by investing activities of approximately $1.1 million in 2002. During the first quarter of 2003, we expended cash for the purchase of the Brill radio stations and related acquisition costs of approximately $62.1 million. Additionally, we paid an escrow deposit of approximately $0.4 million for the purchase of two stations in Ft. Collins-Greeley, Colorado, and made capital expenditures of approximately $0.9 million. During the first quarter of 2002, net proceeds received from the sale of WGNA-AM in Albany, New York were partially offset by cash outflows for acquisition-related costs and capital expenditures. Cash flows provided by financing activities for the first quarter of 2003 were approximately $61.0 million. We had net borrowings of $62.0 million from our credit facility to fund the purchase of the Brill Stations in February 2003. Partially offsetting this was cash expended to repurchase approximately $1.0 million of our common stock during the quarter. For the first quarter of 2002, cash used in financing activities was approximately $2.9 million. Proceeds received from the release of the escrow for 200,000 shares of our common stock issued during a private placement of our common stock in November 2001 and the proceeds received from our sale of WGNA-AM were used to paydown borrowings under our credit facility.

Sources of funds

     During the first quarter of 2003, our sources of cash totaled approximately $66.6 million and were derived from a combination of borrowings under our credit facility and cash provided by operating activities.

     We have a credit agreement with a group of lenders, which provides for a senior reducing revolving credit facility in the initial amount of $125.0 million maturing December 31, 2006. The credit facility permits the borrowing of available credit for working capital requirements and general corporate purposes, including transaction fees and expenses, and to fund permitted acquisitions. The facility also permits us to request from time to time that the lenders issue letters of credit in an aggregate amount up to $25.0 million in accordance with the same lending provisions. Mandatory prepayments and commitment reductions are required upon certain asset sales, subordinated debt proceeds, excess cash flow amounts and sales of equity securities. In accordance with the terms of the credit facility, during 2002, available borrowings were permanently reduced by approximately $22.2 million due to scheduled reductions in available borrowings and provisions of the excess cash flow calculation. During the first quarter of 2003, available borrowings under the credit facility were permanently reduced by approximately $4.3 million due to scheduled reductions in available borrowings. Available borrowings under the credit facility were also permanently reduced by approximately $4.4 million due to the difference between the net proceeds the Company received from its April 2002 common stock offering and the amount it reinvested in qualified completed and pending acquisitions. In April 2003, the available borrowings under the credit facility further reduced by approximately $3.6 million due to the provisions of the excess cash flow calculation.

     The commitment and our maximum borrowings, including the permanent reductions due to excess cash flow, un-reinvested proceeds from equity offerings and the scheduled quarterly reductions, reduce over five years beginning in 2002, as follows (in thousands):

December 31,	Commitment Amount

2001	$125,000

2002	102,793

2003	77,919

2004	55,657

2005	33,394

2006	0

     The scheduled reduction in available commitment amounts each year occurs ratably over each quarter. The $25.0 million letter of credit sub-limit also reduces proportionately but not below $15.0 million. At May 9, 2003 there were borrowings of approximately $73.0 million outstanding under the facility, and there were approximately $17.5 million of available borrowings.

     Under the terms of the facility, we are required to maintain a minimum interest rate coverage ratio, minimum fixed charge coverage ratio, maximum corporate overhead and maximum financial leverage ratio and to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Overnight Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, or (b) the reserve-adjusted Eurodollar Rate plus the applicable margin, which varies between 1.25% and 2.75% depending upon our financial leverage. Borrowings outstanding at March 31, 2003 bore interest at an average rate of 2.56%. We are required to pay certain fees to the agent and the lenders for the underwriting commitment, administration and use of the credit facility. The underwriting commitment fee varies between 0.375% and 0.75% depending upon the amount of the facility utilized and our leverage ratio. Our indebtedness under this credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

Uses of funds

     During the first quarter of 2003, we utilized our sources of cash primarily to: acquire radio stations and pay related acquisition costs and escrow deposits totaling approximately $62.5 million; repay borrowings of $1.5 million under our credit facility; repurchase shares of our common stock for approximately $1.0 million; and fund capital expenditures of approximately $0.9 million.

     On February 25, 2003, we completed the acquisition of 12 radio stations from Brill Media Company, LLC and its related entities. We began providing programming and other services to the stations under a time brokerage agreement on September 11, 2002. The stations we acquired and the markets they serve are as follows:

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

The adjusted purchase price of these assets was approximately $63.6 million including acquisition costs of approximately $1.8 million, which we paid in cash and funded through borrowings under our credit facility.

     During the first quarter of 2003 we repaid $1.5 million in borrowings under our credit facility and funded capital expenditures of approximately $0.9 million. The capital expenditures consisted primarily of facility and equipment upgrades and the consolidation of duplicate facilities in order to remain competitive and create cost savings over the long-term.

     During the first quarter of 2003, we repurchased 201,500 shares of our common stock at an average price of $4.92 per share, for a total cost of approximately $1.0 million. These shares were repurchased pursuant to our Board authorized stock buyback program.

Pending Sources and Uses of Funds

     On January 10, 2003, we entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price for that period is less than $7.50 per share we may, at our sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, we began providing programming and other services to KKPL-FM under a time brokerage agreement. We have placed $387,500 in escrow to secure our obligations under this agreement. The FCC has indicated that it will subject this acquisition to heightened scrutiny based on the competitive conditions in this market. Based on this review, we cannot predict when, or if, this transaction will be completed.

     On February 27, 2003, we entered into an agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) to exchange our four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash for Clear Channel’s five stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, we began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The FCC has indicated that it will subject this acquisition to heightened scrutiny based on the competitive conditions in the Evansville market. Based on this review, we cannot predict when, or if, this transaction will be completed.

     On March 19, 2002 we filed a Registration Statement on Form S-3 covering a combined $250.0 million of common stock, convertible preferred stock, depository shares, debt securities, warrants, stock purchase contracts and stock purchase units (the “Shelf Registration Statement”). The Shelf Registration Statement also covers debt securities that could be issued by one of our subsidiaries, and guarantees of such debt securities by us. We used approximately $78.8 million of the amounts available under the Shelf Registration Statement for our April 2002 offering of common stock.

     We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to complete our pending acquisitions and to meet our requirements for corporate expenses and capital expenditures through the first quarter of 2004, based on our projected operations and indebtedness and giving effect to scheduled quarterly credit facility commitment reductions. After giving effect to all pending transactions, we estimate that outstanding borrowings under our current credit facility will be approximately $74.0 million at December 31, 2003, with available borrowings of approximately $3.9 million, subject to the terms and conditions of the credit facility. We are currently in discussions with potential lenders for new financing alternatives, and expect to enter into a new financing agreement that will increase our borrowing capacity no later than the end of the third quarter of 2003.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or the normal operation of a long-lived asset. Adoption of this statement did not materially impact our financial position or results of operations.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Effective January 1, 2003, we adopted the annual and interim financial statement disclosure provisions of SFAS 148.

     In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"(“FIN 45”). FIN 45 provides for an interpretation of Statements of Financial Accounting Standards Nos. 5, 57, and 107, and rescission of Financial Accounting Standards Board Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted FIN 45 effective January 1, 2003 and will apply its provisions prospectively to all guarantees issued or modified after December 31, 2002.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating contracts that are not capital leases and termination benefits that employees who are involuntarily terminated receive in certain instances. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”) and requires liabilities associated with exit and disposal activities to be expensed as incurred. We adopted the provisions of SFAS 146 effective January 1, 2003, and will apply its provisions accordingly.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We will adopt this standard for lease transactions entered into after May 15, 2002 and have determined the impact of adoption to be immaterial. The provisions of SFAS 145 related to debt extinguishments were adopted on January 1, 2003, and could have an impact on us, to the extent that we would make any changes to our credit facility. We had no debt extinguishments during the three months ended March 31, 2003 or 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of March 31, 2003 we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at March 31, 2003, a one percent (1%) change in the weighted average interest rate would change our annual interest expense by approximately $730,000.

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business. Please see our Form 10-K for the year ended December 31, 2002 regarding the lawsuit filed against us relating to our initial public offering. In the opinion of our management, we are not a party to any lawsuit or legal proceeding that is likely to have a material adverse effect on our business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In February 2003, a total of 30,960 shares of our common stock were issued to four executives under the provisions of the Senior Management Bonus Plan at an issue price of $5.905 per share. To the extent that the issuance of such stock bonuses constituted a sale of securities, these shares were issued pursuant to the exemptions contained in section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The exhibits identified as Part II Exhibits on the following Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

     (b)  Reports on Form 8-K

     On March 11, 2003 we filed a Report on Form 8-K to announce the completion of the acquisition of 12 radio stations from Brill Media Company, LLC and related debtor entities on February 25, 2003, and to announce our intention to exchange four radio stations in Duluth, Minnesota and $2.7 million for five radio stations in Evansville, Indiana.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REGENT COMMUNICATIONS, INC.

Date: May 14, 2003	By: /s/ Terry S. Jacobs Terry S. Jacobs, Chairman of the Board and Chief Executive Officer

Date: May 14, 2003	By: /s/ Anthony A. Vasconcellos Anthony A. Vasconcellos, Chief Financial Officer and Senior Vice President (Chief Accounting Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Anthony A. Vasconcellos Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference).

3(i)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

99.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

E-2