Form 10-Q
period 2003-06-30
REGENT COMMUNICATIONS INC
filed 2003-08-14
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☒ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value – 46,512,587 shares outstanding as of August 6, 2003

REGENT COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Broadcast revenues, net of agency commissions	$21,453	$17,262	$38,186	$30,248
Station operating expenses	14,135	11,470	27,442	21,416
Depreciation and amortization	1,095	847	2,042	1,678
Corporate general and administrative expenses	1,589	1,545	3,314	3,085
(Gain) loss on sale of long-lived assets	(1)	—	5	(442)

Operating income	4,635	3,400	5,383	4,511
Interest expense	(1,537)	(597)	(1,984)	(1,482)
Other income (expense), net	5	(102)	(118)	(219)

Income before income taxes and cumulative effect of accounting change	3,103	2,701	3,281	2,810
Income tax expense	(1,179)	(1,027)	(1,247)	(1,068)

Income before cumulative effect of accounting change	1,924	1,674	2,034	1,742
Cumulative effect of accounting change, net of applicable income taxes of $3,762	—	—	—	(6,138)

Net income (loss)	$1,924	$1,674	$2,034	$(4,396)

Basic and diluted income (loss) per common share:
Before cumulative effect of accounting change	$0.04	$0.04	$0.04	$0.04

Net income (loss)	$0.04	$0.04	$0.04	$(0.11)

Weighted average number of common shares:
Basic	46,484	43,361	46,509	39,639
Diluted	46,776	44,258	46,736	40,384

The accompanying notes are an integral part of these condensed consolidated financial statements

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,472	$2,656
Accounts receivable, less allowance of $1,014 and $854 at June 30, 2003 and December 31, 2002, respectively	14,837	13,517
Other current assets	1,208	811

Total current assets	18,517	16,984
Property and equipment, net	33,165	26,889
Intangible assets, net	294,468	238,706
Goodwill	25,615	24,200
Other assets	2,550	1,251

Total assets	$374,315	$308,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,374	$2,050
Accrued compensation	1,389	2,158
Accrued expenses and other current liabilities	3,689	3,740

Total current liabilities	7,452	7,948
Long-term debt, less current portion	75,360	11,359
Other long-term liabilities	162	90
Deferred taxes	11,325	10,143

Total liabilities	94,299	29,540
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,083,492 and 48,047,382 shares issued at June 30, 2003 and December 31, 2002, respectively	481	480
Treasury shares, 1,598,033 and 1,488,556 shares, at cost, at June 30, 2003 and December 31, 2002, respectively	(8,063)	(7,575)
Additional paid-in capital	348,012	348,033
Accumulated deficit	(60,414)	(62,448)

Total stockholders’ equity	280,016	278,490

Total liabilities and stockholders’ equity	$374,315	$308,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,034	$(4,396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of applicable income taxes	—	6,138
Depreciation and amortization	2,042	1,678
Deferred income tax expense	1,182	955
Loss (gain) on sale of long-lived assets	5	(442)
Write-off of unamortized deferred finance costs	1,032	—
Other, net	544	677
Changes in operating assets and liabilities, net of acquisitions	(3,044)	(3,159)

Net cash provided by operating activities	3,795	1,451
Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	(62,578)	(4,312)
Capital expenditures	(2,063)	(1,432)
Net proceeds from sale of long-lived assets	1	1,829
Escrow deposits for acquisitions of radio stations	(388)	—

Net cash used in investing activities	(65,028)	(3,915)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	75,765
Principal payments on long-term debt	(74,499)	(74,630)
Purchase of treasury shares	(992)	—
Payment of equity issuance costs	—	(176)
Payment of debt financing costs	(1,960)	—
Long-term debt borrowings	138,500	1,000

Net cash provided by financing activities	61,049	1,959

Net decrease in cash and cash equivalents	(184)	(505)
Cash and cash equivalents at beginning of period	2,656	1,765

Cash and cash equivalents at end of period	$2,472	$1,260

Supplemental schedule of non-cash financing and investing activities:
Common stock issued in conjunction with the acquisition of option to purchase stations in Grand Rapids, Michigan	$—	$999
Common stock issued in conjunction with the acquisition of stations in Flint, Michigan	$—	$1,446

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

Broadcast Revenue

     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.3 million and $1.9 million for the three months ended June 30, 2003 and 2002, respectively, and approximately $4.0 and $3.2 million for the six months ended June 30, 2003 and 2002, respectively.

Stock-based Compensation Plans

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” which requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its four stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. The Company recorded no compensation expense related to its stock-based compensation plans for the three and six months ended June 30, 2003 or 2002. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands except per share information).

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$1,924	$1,674	$2,034	$(4,396)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(336)	(387)	(627)	(774)

Pro forma net income (loss)	$1,588	$1,287	$1,407	$(5,170)

Earnings (loss) per share:
Basic – as reported	$0.04	$0.04	$0.04	$(0.11)
Basic – pro forma	$0.03	$0.03	$0.03	$(0.13)
Diluted – as reported	$0.04	$0.04	$0.04	$(0.11)
Diluted – pro forma	$0.03	$0.03	$0.03	$(0.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002:

	2003	2002

Dividends	None	None
Volatility	60.2% - 60.5%	53.5%
Risk-free interest rate	2.42% - 3.18%	4.68% - 4.70%
Expected term	5 years	5 years

The fair value for each share of common stock issued under the Company’s Employee Stock Purchase Plan was calculated using an average risk-free interest rate of 0.9% to 1.22%, volatility of 60.2% to 60.5%, assuming no dividends and an expected term of five years.

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The net purchase price of these assets after all adjustments, and excluding related acquisition costs, was approximately $61.8 million, which Regent funded through borrowings under its old credit facility. The Company has preliminarily allocated the purchase price as follows, pending the completion of an independent appraisal for the purchase, which is expected to be complete in the third quarter of 2003 (in thousands):

Barter accounts receivable	$239
Fixed assets	6,200
FCC licenses	55,829
Goodwill	1,924
Barter accounts payable	(522)
Other liabilities	(39)

Net purchase price	$63,631

     The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of significant stations acquired in 2003 and 2002 as though those transactions had occurred on January 1, 2002.

	PRO FORMA (UNAUDITED)
	(In thousands, except per share amounts)
	Six months ended June 30,

	2003	2002

Net broadcast revenues	$38,186	$38,822
Income before cumulative effect of accounting change	$2,820	$3,504
Net income (loss)	$2,820	$(2,634)
Basic and diluted income (loss) per common share:
Income before cumulative effect of accounting change	$0.06	$0.09
Net income (loss)	$0.06	$(0.07)

     The Company recorded 100% of revenues and station operating expenses for the acquired stations during the period those stations were operated under time brokerage agreements. These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the six-month period, nor is it indicative of future results of operations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pending Acquisitions and Dispositions

     On January 10, 2003, Regent entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price of Regent common stock for that period is less than $7.50 per share, Regent may, at its sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, the Company began providing programming and other services to KKPL-FM under a local programming and marketing agreement. The Company has placed $387,500 in escrow to secure its obligations under this agreement. The FCC recently changed its rules concerning the ownership of multiple radio stations within the same local market. As a result of these rule changes, Regent may be unable to complete this transaction as it is currently structured, and cannot be certain when the FCC will decide whether, or on what terms, this transaction may be completed.

     On February 27, 2003, Regent entered into an agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) to exchange four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market for five radio stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, Regent began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations under time brokerage agreements. The FCC recently changed its rules concerning the ownership of multiple radio stations within the same local market. As a result of these rule changes, Regent may be unable to complete this transaction as it is currently structured, and cannot be certain when the FCC will decide whether, or on what terms, this transaction may be completed.

3.	LONG-TERM DEBT

     On June 30, 2003, the Company entered into a new senior secured reducing credit agreement with a group of lenders that provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. Regent incurred approximately $2.0 million in financing costs related to the new credit facility, which are being amortized over the life of the facility using the effective interest method. The new credit facility is available for working capital and permitted acquisitions, including related acquisition costs. At June 30, 2003 the Company had borrowings under the new credit facility of $75.0 million, comprised of a $65.0 million term loan and $10.0 million of revolver borrowings, and available borrowings of $75.0 million, subject to the terms and conditions of the facility. The borrowings under the new credit facility were used to pay off the outstanding indebtedness under the old credit facility and the financing costs related to the new credit facility. At June 30, 2003,

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Company incurred approximately $1.0 million of interest expense to write-off unamortized deferred finance costs related to its old credit facility. At December 31, 2002, the Company had borrowings of approximately $11.0 million under its old credit facility.

     The term loan and revolver commitment reduce over seven years beginning in 2004, as follows (in thousands):

	Revolver	Term Loan
December 31,	Commitment	Commitment

2003	$85,000	$65,000
2004	85,000	64,188
2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	—	—

The letter of credit subfacility reduces over a five-year period beginning in 2006. The new credit facility also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility, which matures not earlier than six months after the maturity date of the new credit facility, and is also subject to mandatory reductions. Borrowings that are outstanding under the incremental loan facility after the original maturity date of the new credit facility may have different or additional financial or other covenants, and may be priced differently than the original term and revolving loans. The Company’s ability to borrow amounts under this incremental loan facility expires June 30, 2006.

     Under the new credit facility, the Company is required to maintain a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to observe negative covenants customary for facilities of this type. Additionally, the Company is required to enter into by December 31, 2003, and maintain for a two-year period from the date entered into, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. Borrowings under the new credit facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the new credit facility, which varies between 0.0% and 1.5% depending upon the Company’s consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 1.5% and 3.0%, depending upon the Company’s consolidated leverage ratio. Borrowings under the new credit facility bore interest at an average rate of 2.86% at June 30, 2003. Borrowings under the old credit facility bore interest at an average rate of 2.67% at December 31, 2002. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the new credit facility. The underwriting commitment varies between 0.375% and 0.625% depending upon the amount of the new credit facility utilized and the Company’s consolidated leverage ratio. The Company’s indebtedness under the new credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     Set forth below are condensed consolidating financial statements for RCI, RBI and the Subsidiary Guarantors, including the Condensed Consolidating Statements of Operations for the three and six month periods ended June 30, 2003 and 2002, the Condensed Consolidating Balance Sheets as of June 30, 2003 and December 31, 2002, and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2003 and 2002. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flows are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended June 30, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$—	$—	$21,453	$—	$21,453
Station operating expenses	—	—	14,135	—	14,135
Depreciation and amortization	27	—	1,068	—	1,095
Corporate general and administrative expenses	1,573	16	—	—	1,589
Gain on sale of long- lived assets	—	—	(1)	—	(1)
Equity in (loss in) earnings of subsidiaries	1,437	3,866	—	(5,303)	—

Operating (loss) income	(163)	3,850	6,251	(5,303)	4,635
Interest expense, net	(9)	(1,528)	—	—	(1,537)
Other income (expense), net	24	(4)	(15)	—	5

(Loss) income before income taxes	(148)	2,318	6,236	(5,303)	3,103
Income tax benefit (expense)	56	(881)	(2,370)	2,016	(1,179)

Net (loss) income	$(92)	$1,437	$3,866	$(3,287)	$1,924

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended June 30, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$—	$—	$17,262	$—	$17,262
Station operating expenses	—	—	11,470	—	11,470
Depreciation and amortization	27	—	820	—	847
Corporate general and administrative expenses	1,529	16	—	—	1,545
Equity in (loss in) earnings of subsidiaries	1,498	3,019	—	(4,517)	—

Operating (loss) income	(58)	3,003	4,972	(4,517)	3,400
Interest expense, net	(9)	(588)	—	—	(597)
Other expense, net	—	—	(102)	—	(102)

(Loss) income before income taxes	(67)	2,415	4,870	(4,517)	2,701
Income tax benefit (expense)	25	(917)	(1,851)	1,716	(1,027)

Net (loss) income	$(42)	$1,498	$3,019	$(2,801)	$1,674

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Six Months Ended June 30, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$—	$—	$38,186	$—	$38,186
Station operating expenses	—	—	27,442	—	27,442
Depreciation and amortization	55	—	1,987	—	2,042
Corporate general and administrative expenses	3,281	33	—	—	3,314
Loss on sale of long- lived assets	—	—	5	—	5
Equity in (loss in) earnings of subsidiaries	2,066	5,349	—	(7,415)	—

Operating (loss) income	(1,270)	5,316	8,752	(7,415)	5,383
Interest expense, net	(18)	(1,966)	—	—	(1,984)
Other income (expense), net	24	(18)	(124)	—	(118)

(Loss) income before income taxes	(1,264)	3,332	8,628	(7,415)	3,281
Income tax benefit (expense)	480	(1,266)	(3,279)	2,818	(1,247)

Net (loss) income	$(784)	$2,066	$5,349	$(4,597)	$2,034

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Six Months Ended June 30, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$—	$—	$30,248	$—	$30,248
Station operating expenses	—	—	21,416	—	21,416
Depreciation and amortization	54	—	1,624	—	1,678
Corporate general and administrative expenses	3,054	31	—	—	3,085
Gain on sale of long- lived assets	—	—	(442)	—	(442)
(Loss in) equity in earnings of subsidiaries	(1,895)	(1,562)	—	3,457	—

Operating (loss) income	(5,003)	(1,593)	7,650	3,457	4,511
Interest expense, net	(18)	(1,464)	—	—	(1,482)
Other income (expense), net	50	—	(269)	—	(219)

(Loss) income before income taxes and cumulative effect of accounting change	(4,971)	(3,057)	7,381	3,457	2,810
Income tax benefit (expense)	1,889	1,162	(2,805)	(1,314)	(1,068)

(Loss) income before cumulative effect of accounting change	(3,082)	(1,895)	4,576	2,143	1,742
Cumulative effect of accounting change	—	—	(6,138)	—	(6,138)

Net (loss) income	$(3,082)	$(1,895)	$(1,562)	$2,143	$(4,396)

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	June 30, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$2,472	$—	$—	$2,472
Accounts receivable, net	—	—	14,837	—	14,837
Other current assets	590	—	618	—	1,208

Total current assets	590	2,472	15,455	—	18,517
Intercompany receivable	—	—	32,461	(32,461)	—
Investment in subsidiaries	270,082	373,198	—	(643,280)	—
Property and equipment, net	433	—	32,732	—	33,165
Intangible assets, net	—	—	294,468	—	294,468
Goodwill	1,599	119	23,897	—	25,615
Other assets	9,115	1,959	438	(8,962)	2,550

Total assets	$281,819	$377,748	$399,451	$(684,703)	$374,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,443	$205	$5,804	$—	$7,452
Intercompany payable	—	32,461	—	(32,461)	—

Total current liabilities	1,443	32,666	5,804	(32,461)	7,452
Long-term debt, less current portion	360	75,000	—	—	75,360
Deferred taxes and other long-term liabilities	—	—	20,449	(8,962)	11,487

Total liabilities	1,803	107,666	26,253	(41,423)	94,299
Stockholders’ equity	280,016	270,082	373,198	(643,280)	280,016

Total liabilities and stockholders’ equity	$281,819	$377,748	$399,451	$(684,703)	$374,315

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	December 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$2,656	$—	$—	$2,656
Accounts receivable, net	—	—	13,517	—	13,517
Other current assets	297	—	514	—	811

Total current assets	297	2,656	14,031	—	16,984
Intercompany receivable	—	—	28,048	(28,048)	—
Investment in subsidiaries	269,302	304,105	—	(573,407)	—
Property and equipment, net	464	—	26,425	—	26,889
Intangible assets, net	—	—	238,706	—	238,706
Goodwill	1,754	493	21,953	—	24,200
Other assets	9,021	1,149	43	(8,962)	1,251

Total assets	$280,838	$308,403	$329,206	$(610,417)	$308,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,958	$84	$5,906	$—	$7,948
Intercompany payable	—	28,048	—	(28,048)	—

Total current liabilities	1,958	28,132	5,906	(28,048)	7,948
Long-term debt, less current portion	390	10,969	—	—	11,359
Deferred taxes and other long-term liabilities	—	—	19,195	(8,962)	10,233

Total liabilities	2,348	39,101	25,101	(37,010)	29,540
Stockholders’ equity	278,490	269,302	304,105	(573,407)	278,490

Total liabilities and stockholders’ equity	$280,838	$308,403	$329,206	$(610,417)	$308,030

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Six Months Ended June 30, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,603)	$(2,013)	$9,411	$—	$3,795

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(62,966)	—	—	(62,966)
Proceeds from sale of fixed assets	—	—	1	—	1
Capital expenditures	(24)	(2,039)	—	—	(2,063)

Net cash (used in) provided by investing activities	(24)	(65,005)	1	—	(65,028)

Cash flows from financing activities:
Principal payments on long- term debt	(30)	(74,469)	—	—	(74,499)
Long-term debt borrowings	—	138,500	—	—	138,500
Purchase of treasury shares	(992)	—	—	—	(992)
Debt financing costs	—	(1,960)	—	—	(1,960)
Net transfers from (to) subsidiaries	4,649	4,763	(9,412)	—	—

Net cash provided by (used in) financing activities	3,627	66,834	(9,412)	—	61,049

Decrease in cash and cash Equivalents	—	(184)	—	—	(184)
Cash and cash equivalents at beginning of period	—	2,656	—	—	2,656

Cash and cash equivalents at end of period	$—	$2,472	$—	$—	$2,472

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Six Months Ended June 30, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2,091)	$(415)	$3,957	$—	$1,451

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(4,312)	—	—	(4,312)
Capital expenditures	(21)	(1,411)	—	—	(1,432)
Net proceeds from sale of radio stations	—	—	1,829	—	1,829

Net cash (used in) provided by investing activities	(21)	(5,723)	1,829	—	(3,915)

Cash flows from financing activities:
Net proceeds from issuance of common stock	75,589	—	—	—	75,589
Principal payments on long- term debt	(30)	(74,600)	—	—	(74,630)
Long-term debt borrowings	—	1,000	—	—	1,000
Net transfers (to) from Subsidiaries	(73,447)	79,233	(5,786)	—	—

Net cash provided by (used in) financing activities	2,112	5,633	(5,786)	—	1,959

Decrease in cash and cash Equivalents	—	(505)	—	—	(505)
Cash and cash equivalents at beginning of period	—	1,765	—	—	1,765

Cash and cash equivalents at end of period	$—	$1,260	$—	$—	$1,260

5.	CAPITAL STOCK

     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at June 30, 2003 or December 31, 2002. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     On February 4, 2003, Regent issued 30,960 shares of common stock to four executive officers at an issue price of $5.905 per share as payment of a portion of 2002 bonuses awarded under the Senior Management Bonus Plan.

     On March 5, 2003, the Company issued 36,110 shares of Regent common stock in a net cashless exercise of a stock option issued under the Regent Communications, Inc. Faircom Conversion Stock Option Plan.

     Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase shares of its common stock at certain market price levels. During the first six months of 2003, Regent acquired 201,500 shares of its common stock for an aggregate purchase price of approximately $1.0 million. No purchases of common stock were made during the first six months of 2002. During the first six months of 2003, Regent reissued 64,113 shares of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s employee stock purchase plan.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

     The Company’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Consistent with the application provisions of SFAS 142, the Company applied a fair value approach to test impairment of both indefinite-lived intangible assets and goodwill. Based on the results of this evaluation, during the first quarter of 2002, the Company recorded impairment charges against indefinite-lived intangibles of approximately $3.9 million, net of income taxes of approximately $2.4 million, and against goodwill of approximately $2.2 million, net of income taxes of approximately $1.4 million. Regent has reflected this charge as a component of cumulative effect of accounting change in its Consolidated Statements of Operations. In estimating future cash flows, the Company considered the impact of the economic slow down in the radio industry at the end of 2001. These conditions, combined with the change in methodology for testing for impairment, which previously employed the utilization of undiscounted cash flow projections, adversely impacted the cash flow projections used to determine the fair value of the FCC licenses, as well as each reporting unit. No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows. The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter.

Definite-lived Intangible Assets

     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the respective lives of the agreements. In accordance with the transitional requirements of SFAS 142, the Company reassessed the useful lives of these intangibles and made no changes to their useful lives. The following table presents the gross carrying amount and accumulated

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

amortization for the Company’s definite-lived intangibles at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003		December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-compete agreements and other	$762	$359	$762	$292

	$762	$359	$762	$292

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three and six-month periods ended June 30, 2003 was approximately $34,000 and $67,000, respectively. Amortization expense related to the Company’s definite-lived intangible assets for the three and six-month periods ended June 30, 2002 was approximately $37,000 and $72,000, respectively. The estimated annual amortization expense for the years ending December 31, 2003, 2004, 2005 and 2006 is approximately $154,000, $128,000, $105,000, and $83,000, respectively.

Indefinite-lived Intangible Assets

     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead will test the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at June 30, 2003 and December 31, 2002 (in thousands):

	June 30,	December 31,
	2003	2002

FCC licenses	$294,065	$238,236

	$294,065	$238,236

     The change in FCC licenses is due to the preliminary allocation of the purchase price for the radio stations acquired from Brill Media Company, LLC during the first quarter of 2003.

Goodwill

     SFAS 142 requires the Company to test goodwill for impairment using a two-step process. Step one identifies potential impairment, while step two measures the amount of the impairment. The following table presents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2003 (in thousands):

Goodwill

Balance as of December 31, 2002	$24,200
Acquisition related goodwill	1,415

Balance as of June 30, 2003	$25,615

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net income before cumulative effect of accounting change	$1,924	$1,674	$2,034	$1,742
Cumulative effect of accounting change, net of applicable income taxes of $3,762	—	—	—	(6,138)

Net income (loss)	$1,924	$1,674	$2,034	$(4,396)

Weighted average basic common shares	46,484	43,361	46,509	39,639
Dilutive effect of stock options and warrants	292	897	227	745

Weighted average diluted common shares	46,776	44,258	46,736	40,384
Basic and diluted net income (loss) per common share:
Income before cumulative effect of accounting change	$0.04	$0.04	$0.04	$0.04
Cumulative effect of accounting change	—	—	—	(0.15)

Net income (loss)	$0.04	$0.04	$0.04	$(0.11)

8.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies: (1) under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (2) when a derivative contains a financing component; (3) amends the definition of an “underlying” to conform it to language used in FASB Interpretation No. 45; and (4) amends

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

certain other existing pronouncements to obtain more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. At June 30, 2003, the Company did not employ any derivative or hedging transactions.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions became effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Regent has adopted the annual and interim financial statement disclosure provisions of SFAS 148 and has reflected such disclosures in the Notes to Condensed Consolidated Financial Statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The Company adopted this standard for lease transactions entered into after May 15, 2002 with no material impact. The provisions of SFAS 145 related to debt extinguishments were adopted on January 1, 2003, and were applied to the Company’s retirement of its old credit facility on June 30, 2003.

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

     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, the ongoing impact of the war on terrorism, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, possible impairments of our goodwill and indefinite-lived intangible assets, our ability to manage our growth, our ability to integrate our acquisitions, and changes in the regulatory climate affecting radio broadcast companies, including uncertainties surrounding recent Federal Communication Commission rules regarding broadcast ownership limits. These forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.

RESULTS OF OPERATIONS

     A comparison of the three and six months ended June 30, 2003 versus June 30, 2002 follows:

Comparison of three months ended June 30, 2003 to three months ended June 30, 2002

     Our results from operations for the second quarter of 2003 showed significant increases over the same period of 2002, primarily due to the inclusion of the operations of the 12 radio stations purchased from Brill Media Company, LLC (the “Brill Stations”), which we began operating under a time brokerage agreement on September 11, 2002 and subsequently purchased on February 25, 2003, and to a lesser extent, the operation of five Evansville, Indiana stations under a time brokerage agreement from Clear Channel Broadcasting, Inc. (the “Evansville Stations”) which began on March 1, 2003. Net broadcast revenues in the second quarter of 2003 increased by 24.3%, from approximately $17.3 million in the second quarter of 2002 to approximately $21.5 million in the second quarter of 2003. The Brill Stations and Evansville Stations provided approximately $4.4 million of net revenue, while net revenue from the stations operated in both the current and prior year quarters decreased approximately $0.2 million. The decrease was due to a sluggish advertising environment. Station operating expenses increased 23.2%, from approximately $11.5 million in the second quarter of 2002 to approximately $14.1 million in the second quarter of 2003. Operating expenses for the Brill Stations and Evansville Stations were approximately $2.9 million for the quarter. Operating expenses were high as a percentage of net revenue for the Evansville Stations due to format and frequency changes implemented during the quarter to better position the stations for future revenue growth. Additionally, operating expenses for KKPL-FM in Ft. Collins, Colorado, operating under a local programming and marketing agreement since February 2003, contributed to the increase. Operating expenses for stations operated during the second quarter of both the current and prior years decreased by approximately $0.4 million during 2003. The decrease is primarily due to a reduction in discretionary spending in order to maintain earnings in a difficult advertising environment, along with reduced selling expenses due to lower revenues during the second quarter of 2003.

     Depreciation and amortization expense increased 29.3%, from approximately $0.8 million in 2002 to $1.1 million in 2003. The increase is due primarily to the incremental depreciation for the Brill Stations acquired during the first quarter of 2003. Depreciation expense on four stations acquired in existing markets during the second and fourth quarters of 2002 also contributed to the increase.

     Corporate general and administrative expense was approximately $1.6 million in the second quarter of 2003, compared to approximately $1.5 million in the second quarter of 2002. The increase was primarily the result of additional travel and communication related expenses due to the operation of the Brill Stations.

     Interest expense increased from approximately $0.6 million during the second quarter of 2002, to approximately $1.5 million during the second quarter of 2003. On June 30, 2003, we incurred approximately $1.0 million of interest expense to write-off unamortized deferred finance costs related to our old credit facility. Excluding the effect of this write-off, interest expense decreased approximately $0.1 million, due primarily to a reduction in interest rates, offset partially by lower average debt levels during the second quarter of 2002. Our average debt level for the quarter ended June 30, 2003 was approximately $73.0 million, as compared to approximately $35.0 million for the same quarter of 2002.

Income tax expense was recorded at the federal statutory rate of 34%, and state income taxes, net of federal benefit, were recorded at a 4% rate for the second quarter of both 2003 and 2002.

     Net income per common share was $0.04 for the second quarters of both 2003 and 2002.

     While the acquisition of the Brill Stations and Evansville Stations have affected the comparability of our 2003 results from operations to those of 2002, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, excluding the results of barter transactions and any markets sold or held for sale. We believe that a same station presentation is important to investors as it provides a measure of performance of radio stations that were owned and operated by us in the second quarter of 2002 as well as the current year and eliminates the effect of acquisitions and dispositions on comparability. Additionally, barter has been excluded in this comparison, as it customarily results in volatility between quarters, although differences over the full year are not material. This group of comparable markets (the “same station group”) is currently represented by 12 markets and 61 radio stations. For the same station group for the three months ended June 30, 2003, as compared to the same period in 2002, our net broadcast revenues decreased 0.9% and station operating income increased by 1.5%. As revenues continued to be negatively impacted by the sluggish advertising environment, we implemented cost saving measures, primarily in the areas of sales and promotional expenses, to compensate.

	Quarter 2%
Quarter 2 Same Station Data	2003	2002	Change

Revenue
Net broadcast revenue	$21,453	$17,262
Less:
Net results of barter transactions and stations not included in same station category	5,407	1,072

Same station broadcast revenue	$16,046	$16,190	(0.9)%

Station Operating Income
Operating income	$4,635	$3,400
Plus:
Depreciation and amortization	1,095	847
Corporate general and administrative expenses	1,589	1,545

Less:
Gain on sale of long-lived assets	1	—

Station operating income	7,318	5,792
Less:
Net results of barter transactions and stations not included in same station category	1,524	85

Same station operating income	$5,794	$5,707	1.5%

Comparison of six months ended June 30, 2003 to six months ended June 30, 2002

     Our results from operations for the first six months of 2003 were significantly higher than the same period of 2002, primarily due to the operations of the Brill Stations, and to a lesser extent, the Evansville Stations. Net broadcast revenues for the first six months of 2003 increased by 26.2% over the same period in 2002, from approximately $30.2 million in 2002 to approximately $38.2 million in 2003. The Brill Stations and Evansville Stations contributed approximately $7.7 million to net revenue. The remainder of the increase was attributable to stations owned during the same period for both years. For the same period, station operating expenses increased 28.1%, from approximately $21.4 million in 2002 to approximately $27.4 million in 2003. Substantially all of the increase was due to the operations of the Brill Stations, the Evansville Stations and KKPL-FM in Ft. Collins, Colorado. Expenses were flat for the stations owned for the first six months of both 2003 and 2002.

     Depreciation and amortization expense increased 21.7%, from approximately $1.7 million in 2002 to $2.0 million in 2003. The increase is due primarily to the incremental depreciation for the Brill Stations acquired during the first quarter of 2003. A full six months of depreciation expense on four stations acquired in existing markets during the second and fourth quarters of 2002 also contributed to the increase.

     Corporate general and administrative expense was approximately $3.3 million for the first six months of 2003, compared to approximately $3.1 million for the same period of 2002. The increase was primarily the result of travel and communications related expenses due to the operation of the Brill Stations and increased professional fees related to implementation of the provisions of the Sarbanes-Oxley Act and the stockholders’ rights plan.

     During the first quarter of 2002, we completed the sale of WGNA-AM in Albany, New York for $2.0 million in cash. We recorded a gain on the sale of long-lived assets of approximately $442,000 from the sale.

     Interest expense increased from approximately $1.5 million for the first six months of 2002, to approximately $2.0 million for the same period of 2003. On June 30, 2003, we incurred approximately $1.0 million of interest expense to write-off unamortized deferred finance costs related to our old credit facility. Excluding the effect of this write-off, interest expense decreased approximately $0.5 million, due primarily to a reduction in interest rates.

     Income tax expense was recorded at the federal statutory rate of 34%, and state income taxes, net of federal benefit, were recorded at a 4% rate for the first six months of 2003 and 2002.

     Upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we completed a transitional impairment analysis of our indefinite-lived FCC licenses and recorded an impairment loss of approximately $3.9 million, net of income tax benefit of approximately $2.4 million. Additionally, we completed the two-step transitional impairment analysis of goodwill and recorded an impairment loss of approximately $2.2 million, net of income tax benefit of approximately $1.4 million. These losses were recorded as a cumulative effect of accounting change during the first quarter of 2002.

     Net income per common share before cumulative effect of accounting change for the first six months of both 2003 and 2002 was $0.04. The increase in operating income during 2003 was offset by the write-off of unamortized deferred finance costs related to our old credit facility.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents balance at June 30, 2003 was approximately $2.5 million compared to approximately $1.3 million at June 30, 2002. Net cash provided by operating activities was approximately $3.8 million in 2003 compared to approximately $1.5 million in 2002. The change was due primarily to the increase in operating income during the first six months of 2003, primarily the result of the Brill Stations, which were operated during the first six months of 2003, and changes in the Company’s operating accounts. Net cash used in investing activities during the first six months of 2003 was approximately $65.0 million, compared to $3.9 million used in 2002. In 2003, we expended cash of approximately $62.6 million for the purchase of the Brill Stations and other acquisition related costs. Additionally, we paid an escrow deposit of approximately $0.4 million towards the purchase of two stations in Ft. Collins-Greeley, Colorado, and made capital expenditures of approximately $2.1 million. During the first six months of 2002, net proceeds of approximately $1.8 million received from the sale of WGNA-AM in Albany, New York were offset by cash outflows for acquisition-related costs of approximately $4.3 million and capital expenditures of approximately $1.4 million. Cash flows provided by financing activities for the first six months of 2003 were approximately $61.0 million. We had net borrowings of $63.5 million under our old credit facility, primarily to fund the purchase of the Brill Stations in February 2003. Borrowings under the new credit facility of $75.0 million were used to pay off the outstanding balance of approximately $73.0 million under the old credit facility, and to pay approximately $2.0 million in debt issuance costs related to the new credit facility. Cash was also expended to repurchase approximately $1.0 million of our common stock during the first six months of 2003. During the first six months of 2002, net cash provided by financing activities was approximately $2.0 million. Proceeds received from our April 2002 common stock offering were used to pay down borrowings under our old credit facility.

Sources of funds

     During the first six months of 2003, our sources of cash totaled approximately $142.3 million and were derived primarily from a combination of borrowings under our new and old credit facilities and cash provided by operating activities.

     On June 30, 2003, we entered into a new senior secured reducing credit agreement with a group of lenders to increase our borrowing capacity in anticipation of future acquisitions. The new credit facility provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The new credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. We incurred approximately $2.0 million in financing costs related to the new credit facility, which are being amortized over the life of the facility using the effective interest method. The new credit facility is available for working capital and permitted acquisitions, including related acquisition costs. At June 30, 2003, we had borrowings under the new credit facility of $75.0 million, comprised of a $65.0 million term loan and $10.0 million of revolver borrowings, and available borrowings of $75.0 million, subject to the terms and conditions of the facility. The borrowings under the new credit facility were used to pay off outstanding indebtedness under the old credit facility and the financing costs related to the new credit facility. At June 30, 2003, we recorded approximately $1.0 million of interest expense to write-off unamortized deferred finance costs related to our old credit facility. At December 31, 2002, we had borrowings of approximately $11.0 million under our old credit facility.

     The term loan and revolver commitment reduce over seven years beginning in 2004, as follows (in thousands):

	Revolver	Term Loan
December 31,	Commitment	Commitment

2003	$85,000	$65,000
2004	85,000	64,188
2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	—	—

The letter of credit subfacility reduces over a five-year period beginning in 2006. The new credit facility also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility, which matures not earlier than six months after the maturity date of the new credit facility, and is also subject to mandatory reductions. Borrowings that are outstanding under the incremental loan facility after the original maturity date of the new credit facility may have different or additional financial or other covenants, and may be priced differently than the original term and revolving loans. Our ability to borrow amounts under this incremental loan facility expires June 30, 2006.

     Under the new credit facility, we are required to maintain a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to observe negative covenants customary for facilities of this type. Additionally, we are required to enter into by December 31, 2003, and maintain for a two-year period from the date entered into, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. Borrowings under the credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the new credit facility, which varies between 0.0% and 1.5% depending upon our consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 1.5% and 3.0%, depending upon our consolidated leverage ratio. Borrowings under the new credit facility bore interest at an average rate of 2.86% at June 30, 2003, and borrowings under the old credit facility bore interest at an average rate of 2.67% at December 31, 2002. Our average interest rate for the six months ended June 30, 2003 and 2002 was 2.59% and 3.44%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the new credit facility. The underwriting commitment varies between 0.375% and 0.625% depending upon the amount of the new credit facility utilized and our consolidated leverage ratio. Our indebtedness under the new credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

Uses of funds

     During the first six months of 2003, we utilized our sources of cash primarily to: acquire radio stations and pay related acquisition costs and escrow deposits totaling approximately $63.0 million; repay borrowings of approximately $74.5 million under our old credit facility; pay approximately $2.0 million in debt issuance costs related to our new credit facility; repurchase shares of our common stock for approximately $1.0 million; and fund capital expenditures of approximately $2.1 million.

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

     During the first six months of 2003 we repaid approximately $74.5 million in borrowings under our old credit facility and paid approximately $2.0 million in debt issuance costs related to the new credit facility.

     We funded capital expenditures of approximately $2.1 million during the first six months of 2003. The capital expenditures consisted primarily of facility and equipment upgrades and the consolidation of duplicate facilities in order to remain competitive and create cost savings over the long-term.

     During the first six months of 2003, we repurchased 201,500 shares of our common stock at an average price of $4.92 per share, for a total cost of approximately $1.0 million. These shares were repurchased pursuant to our Board authorized stock buyback program.

Pending Sources and Uses of Funds

     On January 10, 2003, we entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price for that period is less than $7.50 per share we may, at our sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, we began providing programming and other services to KKPL-FM under a local programming and marketing agreement. We have placed $387,500 in escrow to secure our obligations under this agreement. The FCC recently changed its rules concerning the ownership of multiple radio stations within the same local market. As a result of these rule changes, we may be unable to complete this transaction as it is currently structured, and cannot be certain when the FCC will decide whether, or on what terms, we may complete this transaction.

     On February 27, 2003, we entered into an agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) to exchange our four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash for Clear Channel’s five stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, we began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations under time brokerage agreements. The FCC recently changed its rules concerning the ownership of multiple radio stations within the same local market. As a result of these rule changes, we may be unable to complete this transaction as it is currently structured, and cannot be certain when the FCC will decide whether, or on what terms, we may complete this transaction.

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

     We believe the net cash provided by operating activities and available borrowings under our new credit facility will be sufficient to complete our pending acquisitions and capital expenditures. After giving effect to all pending transactions, we estimate that outstanding borrowings under our new credit facility will be approximately $84.8 million, with available borrowings of approximately $65.2 million, subject to the terms and conditions of the new credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies: (1) under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (2) when a derivative contains a financing component; (3) amends the definition of an “underlying” to conform it to language used in FASB Interpretation No. 45; and (4) amends certain other existing pronouncements to obtain more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. At June 30, 2003, we did not employ any derivative or hedging transactions.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions became effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Effective January 1, 2003, we adopted the annual and interim financial statement disclosure provisions of SFAS 148 and have reflected such disclosures in our Notes to Condensed Consolidated Financial Statements.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” As a result, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, “Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Applying the provisions of APB 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 also amends FASB Statement No. 13, “Accounting for Leases,” to eliminate inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers” and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. We adopted this standard for lease transactions entered into after May 15, 2002 with no material impact. The provisions of SFAS 145 related to debt extinguishments were adopted on January 1, 2003, and were applied to the retirement of our old credit facility on June 30, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. As of June 30, 2003 we have not employed any financial instruments to manage our interest rate exposure. Based on our exposure to variable rate borrowings at June 30, 2003, a one percent (1%) change in the weighted average interest rate would change our annualized interest expense by approximately $750,000.

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

     The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In May 2003, our Board of Directors declared a dividend distribution of one right for each outstanding share of Regent’s common stock, payable to stockholders of record on May 30, 2003. Each right, when exercisable, entitles the registered holder to purchase from Regent one-one thousandth of a share of Series J Junior Participating Preferred Stock at a price of $35 per one-one thousandth share, subject to adjustment. The rights expire at the close of business on May 30, 2013, unless earlier redeemed or exchanged by Regent, as described in the Rights Agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Regent Communications, Inc. 2003 Annual Meeting of Stockholders was held on May 14, 2003. At the Annual Meeting, stockholders were asked to vote upon the election of directors. As a result of the voting, our nine incumbent directors were re-elected to serve for an additional one-year term expiring at the next annual meeting of stockholders. The directors were elected as follows:

Name of Director	Shares Voted “FOR”	Shares Withheld

Terry S. Jacobs	43,124,725	1,514,342
William L. Stakelin	44,114,796	524,271
Joel M. Fairman	44,110,610	528,457
Hendrik J. Hartong, Jr.	42,525,669	2,113,398
William H. Ingram	43,697,850	941,217
R. Glen Mayfield	44,114,310	524,757
Richard H. Patterson	43,697,650	941,417
William P. Sutter, Jr.	44,114,210	524,857
John H. Wyant	44,114,110	524,957

ITEM 5. OTHER INFORMATION

     On July 24, 2003, Timothy M. Mooney was appointed to Regent’s Board of Directors and chairman of the Audit Committee. Mr. Mooney is an independent director who most recently served as Executive Vice President, Chief Financial Officer and a director of Kendle International Inc. prior to his retirement in 2002. Mr. Mooney also serves on the Board of Winton Financial Corp. In conjunction with Mr. Mooney’s appointment, the Board also voted to increase the number of Directors serving the Company from nine to ten.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits

          The exhibits identified as Part II Exhibits on the following Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

          (b)     Reports on Form 8-K

          On May 20, 2003 we filed a Report on Form 8-K to announce the declaration by Regent’s Board of Directors of a dividend distribution of one right for each outstanding share of the Company’s common stock as of May 30, 2003.

          On May 12, 2003 we filed a Report on Form 8-K/A to amend our Report on Form 8-K dated March 11, 2003 to include the financial statements and pro forma financial information for the Brill Media Company, LLC acquisition required by Item 7, which were impracticable to provide at the time the Form 8-K was initially filed.

          On May 5, 2003 we filed a Report on Form 8-K announcing financial results for the first quarter of 2003.

          On April 10, 2003 we filed a Report on Form 8-K announcing the distribution of Regent’s Annual Report for the year ended December 31, 2002.

          There were no other Form 8-K reports filed in the second quarter, although on July 1, 2003 we filed a report on Form 8-K announcing our new credit facility.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REGENT COMMUNICATIONS, INC.

Date: August 13, 2003	By:	/s/ Terry S. Jacobs
Terry S. Jacobs, Chairman of the Board
and Chief Executive Officer

Date: August 13, 2003	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos, Chief
Financial Officer and Senior Vice President
(Chief Accounting Officer)

EXHIBIT INDEX

     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference).

3(i)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)

4(b)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-2