Form 10-Q
period 2003-09-30
REGENT COMMUNICATIONS INC
filed 2003-11-14
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒   No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value – 46,534,809 shares outstanding as of November 7, 2003

REGENT COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

INDEX

PART I FINANCIAL INFORMATION	Page
Number

Item 1. Financial Statements

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 (unaudited) and September 30, 2002 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 2. Changes in Securities and Use of Proceeds	35

Item 6. Exhibits and Reports on Form 8-K	35

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Broadcast revenues, net of agency commissions	$21,353	$18,710	$59,539	$48,958
Station operating expenses	14,497	12,744	41,939	34,160
Depreciation and amortization	1,059	798	3,101	2,476
Corporate general and administrative expenses	1,322	1,498	4,636	4,583
Loss (gain) on sale of long-lived assets	1	–	6	(442)

Operating income	4,474	3,670	9,857	8,181
Interest expense	(811)	(377)	(2,795)	(1,859)
Other expense, net	(57)	(15)	(175)	(234)

Income before income taxes and cumulative effect of accounting change	3,606	3,278	6,887	6,088
Income tax expense	(1,469)	(1,461)	(2,716)	(2,529)

Income before cumulative effect of accounting change	2,137	1,817	4,171	3,559
Cumulative effect of accounting change, net of applicable income taxes of $3,762	–	–	–	(6,138)

Net income (loss)	$2,137	$1,817	$4,171	$(2,579)

Basic and diluted income (loss) per common share:
Before cumulative effect of accounting change	$0.05	$0.04	$0.09	$0.08

Net income (loss)	$0.05	$0.04	$0.09	$(0.06)

Weighted average number of common shares:
Basic	46,507	46,759	46,511	42,039
Diluted	46,895	47,075	46,789	42,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,458	$2,656
Accounts receivable, less allowance of $1,166 and $854 at September 30, 2003 and December 31, 2002, respectively	13,500	13,517
Other current assets	1,250	811

Total current assets	16,208	16,984
Property and equipment, net	35,006	26,889
Intangible assets, net	293,740	238,706
Goodwill	26,139	24,200
Other assets	2,465	1,251

Total assets	$373,558	$308,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,068	$2,050
Accrued compensation	1,325	2,158
Accrued expenses and other current liabilities	4,179	3,740

Total current liabilities	7,572	7,948
Long-term debt	70,845	11,359
Other long-term liabilities	841	90
Deferred taxes	12,481	10,143

Total liabilities	91,739	29,540
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,083,492 and 48,047,382 shares issued at September 30, 2003 and December 31, 2002, respectively	481	480
Treasury shares, 1,572,168 and 1,488,556 shares, at cost, at September 30, 2003 and December 31, 2002, respectively	(7,920)	(7,575)
Additional paid-in capital	348,004	348,033
Accumulated other comprehensive loss	(469)	–
Accumulated deficit	(58,277)	(62,448)

Total stockholders’ equity	281,819	278,490

Total liabilities and stockholders’ equity	$373,558	$308,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$4,171	$(2,579)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of applicable income taxes	–	6,138
Depreciation and amortization	3,101	2,476
Deferred income tax expense	2,578	2,406
Loss (gain) on sale of long-lived assets	6	(442)
Write-off of unamortized deferred finance costs	1,032	–
Other, net	1,012	970
Changes in operating assets and liabilities, net of acquisitions	(2,570)	(1,334)

Net cash provided by operating activities	9,330	7,635
Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	(62,876)	(4,691)
Capital expenditures	(3,700)	(2,421)
Net proceeds from sale of long-lived assets	17	1,829
Escrow deposits for acquisitions of radio stations	(388)	–

Net cash used in investing activities	(66,947)	(5,283)
Cash flows from financing activities:
Net proceeds from issuance of common stock	–	75,775
Principal payments on long-term debt	(79,129)	(79,145)
Purchase of treasury shares	(992)	(954)
Payment of equity issuance costs	–	(820)
Payment of debt financing costs	(1,960)	–
Long-term debt borrowings	138,500	5,000

Net cash provided by (used in) financing activities	56,419	(144)

Net (decrease) increase in cash and cash equivalents	(1,198)	2,208
Cash and cash equivalents at beginning of period	2,656	1,765

Cash and cash equivalents at end of period	$1,458	$3,973

Supplemental schedule of non-cash financing and investing activities:
Common stock issued in conjunction with the acquisition of option to purchase stations in Grand Rapids, Michigan	$–	$999
Common stock issued in conjunction with the acquisition of stations in Flint, Michigan	$–	$1,446
Capital lease obligations incurred	$94	$–

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

Broadcast Revenue

     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.2 million and $1.9 million for the three months ended September 30, 2003 and 2002, respectively, and approximately $6.2 and $5.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Comprehensive Income

      The following table shows the components of comprehensive income for the three and nine months ended September 30, 2003 (in thousands):

	Three months ended	Nine months ended
	September 30, 2003	September 30, 2003

Net income	$2,137	$4,171
Loss on hedging agreement, net of income taxes	469	469

Comprehensive income	$1,668	$3,702

There were no components of other comprehensive income for the three and nine months ended September 30, 2002.

Financial Instruments

     The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137, SFAS 138 and SFAS 149, which requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method it will use to assess the fair value of the hedge. Changes in the fair value of derivative instruments are either recognized periodically in income or as a component of stockholders’ equity, in accumulated other comprehensive income (loss). The fair value of the hedge instruments are determined by obtaining quotations from the financial institutions that are counterparties to the Company’s hedge agreements. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

Stock-based Compensation Plans

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” which requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for its four stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. The Company recorded no compensation expense related to its stock-based compensation plans for the three and nine months ended September 30, 2003 or 2002. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands except per share information).

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), as reported	$2,137	$1,817	$4,171	$(2,579)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(349)	(386)	(976)	(1,160)

Pro forma net income (loss)	$1,788	$1,431	$3,195	$(3,739)

Earnings (loss) per share:
Basic – as reported	$0.05	$0.04	$0.09	$(0.06)
Basic – pro forma	$0.04	$0.03	$0.07	$(0.09)
Diluted – as reported	$0.05	$0.04	$0.09	$(0.06)
Diluted – pro forma	$0.04	$0.03	$0.07	$(0.09)

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002:

	2003	2002

Dividends	None	None
Volatility	60.2% - 60.5%	53.5%
Risk-free interest rate	2.42% - 3.18%	4.68% - 4.70%
Expected term	5 years	5 years

The fair value for each share of common stock issued under the Company’s Employee Stock Purchase Plan was calculated using an average risk-free interest rate of 0.9% to 1.22%, volatility of 58.4% to 60.5%, assuming no dividends and an expected term of five years.

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

The net purchase price of these assets after all adjustments, and excluding related acquisition costs, was approximately $61.8 million, which Regent funded through borrowings under its old credit facility. The Company received a final independent appraisal for the purchase in the third quarter, and has allocated the purchase price as follows (in thousands):

Barter accounts receivable	$239
Fixed assets	6,972
FCC licenses	55,133
Goodwill	2,307
Barter accounts payable	(522)
Other liabilities	(419)

Net purchase price	$63,710

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of significant stations acquired in 2003 and 2002 as though those transactions had occurred on January 1, 2002.

	PRO FORMA (UNAUDITED)
	(In thousands, except per share amounts)
	Nine months ended September 30,

	2003	2002

Net broadcast revenues	$59,539	$61,484
Income before cumulative effect of accounting change	$4,401	$5,317
Net income (loss)	$4,401	$(821)
Basic and diluted income (loss) per common share:
Income before cumulative effect of accounting change	$0.09	$0.12
Net income (loss)	$0.09	$(0.02)

     The Company recorded 100% of revenues and station operating expenses for the acquired stations during the period those stations were operated under time brokerage agreements. These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the nine-month periods, nor is it indicative of future results of operations.

Pending Acquisitions and Dispositions

     On January 10, 2003, Regent entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price of Regent common stock for that period is less than $7.50 per share, Regent may, at its sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, the Company began providing programming and other services to KKPL-FM under a local programming and marketing agreement. The Company has placed $387,500 in escrow to secure its obligations under this agreement. Regent’s FCC applications filed to complete this transaction were “flagged” for further competitive review by the FCC. However, in light of recent FCC and court rulings, the FCC has now abandoned its former practice of flagging applications. Accordingly, the Company has re-filed its applications, but cannot know when the FCC will act on these applications, or whether, and on what terms, this transaction may be completed.

     On February 27, 2003, Regent entered into an agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) to exchange four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash for five radio stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market (the “Clear Channel Stations”). On March 1, 2003,

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Regent began providing programming and other services to the Clear Channel Stations, and Clear Channel began providing the same such services to the Duluth stations under time brokerage agreements. Regent’s FCC applications filed to complete this transaction were “flagged” for further competitive review by the FCC. However, in light of recent FCC and court rulings, the FCC has now abandoned its former practice of flagging applications. Accordingly, the Company has re-filed its applications, but cannot know when the FCC will act on these applications, or whether, and on what terms, this transaction may be completed.

3. LONG-TERM DEBT

     On June 30, 2003, the Company entered into a new senior secured reducing credit agreement with a group of lenders that provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. Regent incurred approximately $2.0 million in financing costs related to the new credit facility, which are being amortized over the life of the facility using the effective interest method. The new credit facility is available for working capital and permitted acquisitions, including related acquisition costs. At September 30, 2003 the Company had borrowings under the new credit facility of $70.5 million, comprised of a $65.0 million term loan and $5.5 million of revolver borrowings, and available borrowings of $79.5 million, subject to the terms and conditions of the facility. The borrowings under the new credit facility were used to pay off the outstanding indebtedness under the old credit facility and the financing costs related to the new credit facility. At June 30, 2003, the Company incurred approximately $1.0 million of interest expense to write-off unamortized deferred finance costs related to its old credit facility. At December 31, 2002, the Company had borrowings of approximately $11.0 million under its old credit facility.

     The term loan and revolver commitment reduce over seven years beginning in 2004, as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment

2003	$85,000	$65,000
2004	85,000	64,188
2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	—	—

The letter of credit subfacility reduces over a four- and one-half-year period beginning in 2006. The new credit facility also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility, which matures not earlier than six months after the maturity date of the new credit facility, and is also subject to mandatory reductions. Borrowings that are outstanding under the incremental loan facility after the original maturity date of the new credit

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

facility may have different or additional financial or other covenants, and may be priced differently than the original term and revolving loans. The Company’s ability to borrow amounts under this incremental loan facility expires June 30, 2006.

     Under the new credit facility, the Company is required to maintain a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the new credit facility, which varies between 0.0% and 1.5% depending upon the Company’s consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 1.5% and 3.0%, depending upon the Company’s consolidated leverage ratio. Borrowings under the new credit facility bore interest at an average rate of 3.24% at September 30, 2003. Borrowings under the old credit facility bore interest at an average rate of 2.67% at December 31, 2002. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the new credit facility. The underwriting commitment varies between 0.375% and 0.625% depending upon the amount of the new credit facility utilized. The Company’s indebtedness under the new credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by those subsidiaries.

     Under the terms of the new credit facility, the Company was required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, the Company entered into a LIBOR-based forward interest rate swap agreement, which will effectively convert $32.5 million of its variable-rate debt under the new credit facility to a fixed rate. The swap agreement becomes effective on June 30, 2004 and expires two years from that date. Under this agreement, payments will be made based on a fixed rate, which Regent set in August 2003 based on the market for a financial instrument of this type at that date. The Company has classified the swap agreement as a cash-flow hedge, in which the Company is hedging the variability of cash flows related to its variable-rate debt. The unrealized loss related to the interest rate swap agreement was $0.5 million at September 30, 2003, net of $0.2 million of income taxes, based on information received from the counterparty to the agreement. This loss has been recorded as a component of accumulated other comprehensive loss. The Company determined that there was no ineffectiveness in the hedge agreement at either the date of inception or at September 30, 2003.

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Set forth below are condensed consolidating financial statements for RCI, RBI and the Subsidiary Guarantors, including the Condensed Consolidating Statements of Operations for the three and nine-month periods ended September 30, 2003 and 2002, the Condensed Consolidating Balance Sheets as of September 30, 2003 and December 31, 2002, and the Condensed Consolidating Statements of Cash Flows for the nine-month periods ended September 30, 2003 and 2002. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flows are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended September 30, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$–	$–	$21,353	$–	$21,353
Station operating expenses	–	–	14,497	–	14,497
Depreciation and amortization	28	–	1,031	–	1,059
Corporate general and administrative expenses	1,309	13	–	–	1,322
Loss on sale of long-lived assets	–	–	1	–	1
Equity in (loss in) earnings of subsidiaries	1,656	3,486	–	(5,142)	–

Operating income (loss)	319	3,473	5,824	(5,142)	4,474
Interest expense, net	(9)	(802)	–	–	(811)
Other expense, net	(14)	–	(43)	–	(57)

Income (loss) before income taxes	296	2,671	5,781	(5,142)	3,606
Income tax (expense) benefit	(112)	(1,015)	(2,295)	1,953	(1,469)

Net income (loss)	$184	$1,656	$3,486	$(3,189)	$2,137

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended September 30, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$–	$–	$18,710	$–	$18,710
Station operating expenses	–	–	12,744	–	12,744
Depreciation and amortization	28	–	770	–	798
Corporate general and administrative expenses	1,483	15	–	–	1,498
Equity in (loss in) earnings of Subsidiaries	1,599	2,963	–	(4,562)	–

Operating income (loss)	88	2,948	5,196	(4,562)	3,670
Interest expense, net	(9)	(368)	–	–	(377)
Other income (expense), net	55	–	(70)	–	(15)

Income (loss) before income taxes	134	2,580	5,126	(4,562)	3,278
Income tax (expense) benefit	(51)	(981)	(2,163)	1,734	(1,461)

Net income (loss)	$83	$1,599	$2,963	$(2,828)	$1,817

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Nine Months Ended September 30, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$–	$–	$59,539	$–	$59,539
Station operating expenses	–	–	41,939	–	41,939
Depreciation and amortization	83	–	3,018	–	3,101
Corporate general and administrative expenses	4,590	46	–	–	4,636
Loss on sale of long- lived assets	–	–	6	–	6
Equity in (loss in) earnings of subsidiaries	3,722	8,835	–	(12,557)	–

Operating (loss) income	(951)	8,789	14,576	(12,557)	9,857
Interest expense, net	(27)	(2,768)	–	–	(2,795)
Other income (expense), net	10	(18)	(167)	–	(175)

(Loss) income before income taxes	(968)	6,003	14,409	(12,557)	6,887
Income tax benefit (expense)	368	(2,281)	(5,574)	4,771	(2,716)

Net (loss) income	$(600)	$3,722	$8,835	$(7,786)	$4,171

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Nine Months Ended September 30, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$–	$–	$48,958	$–	$48,958
Station operating expenses	–	–	34,160	–	34,160
Depreciation and amortization	82	–	2,394	–	2,476
Corporate general and administrative expenses	4,537	46	–	–	4,583
Gain on sale of long- lived assets	–	–	(442)	–	(442)
(Loss in) equity in earnings of subsidiaries	(296)	1,401	–	(1,105)	–

Operating (loss) income	(4,915)	1,355	12,846	(1,105)	8,181
Interest expense, net	(27)	(1,832)	–	–	(1,859)
Other income (expense), net	105	–	(339)	–	(234)

(Loss) income before income taxes and cumulative effect of accounting change	(4,837)	(477)	12,507	(1,105)	6,088
Income tax benefit (expense)	1,838	181	(4,968)	420	(2,529)

(Loss) income before cumulative effect of accounting change	(2,999)	(296)	7,539	(685)	3,559
Cumulative effect of accounting change	–	–	(6,138)	–	(6,138)

Net (loss) income	$(2,999)	$(296)	$1,401	$(685)	$(2,579)

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	September 30, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$–	$1,458	$–	$–	$1,458
Accounts receivable, net	–	–	13,500	–	13,500
Other current assets	484	–	766	–	1,250

Total current assets	484	1,458	14,266	–	16,208
Intercompany receivable	–	–	37,714	(37,714)	–
Investment in subsidiaries	271,944	377,342	–	(649,286)	–
Property and equipment, net	409	–	34,597	–	35,006
Intangible assets, net	–	–	293,740	–	293,740
Goodwill	1,599	292	24,248	–	26,139
Other assets	9,131	1,857	439	(8,962)	2,465

Total assets	$283,567	$380,949	$405,004	$(695,962)	$373,558

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,403	$322	$5,847	$–	$7,572
Intercompany payable	–	37,714	–	(37,714)	–

Total current liabilities	1,403	38,036	5,847	(37,714)	7,572
Long-term debt, less current portion	345	70,500	–	–	70,845
Deferred taxes and other long-term liabilities	–	469	21,815	(8,962)	13,322

Total liabilities	1,748	109,005	27,662	(46,676)	91,739
Stockholders’ equity	281,819	271,944	377,342	(649,286)	281,819

Total liabilities and stockholders’ equity	$283,567	$380,949	$405,004	$(695,962)	$373,558

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Nine Months Ended September 30, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4,981)	$(3,624)	$17,935	$–	$9,330

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	–	(63,264)	–	–	(63,264)
Proceeds from sale of fixed assets	–	–	17	–	17
Capital expenditures	(28)	(3,672)	–	–	(3,700)

Net cash (used in) provided by investing activities	(28)	(66,936)	17	–	(66,947)

Cash flows from financing activities:
Principal payments on long- term debt	(45)	(78,970)	(114)	–	(79,129)
Long-term debt borrowings	–	138,500	–	–	138,500
Purchase of treasury shares	(992)	–	–	–	(992)
Debt financing costs	–	(1,960)	–	–	(1,960)
Net transfers from (to) subsidiaries	6,046	11,792	(17,838)	–	–

Net cash provided by (used in) financing activities	5,009	69,362	(17,952)	–	56,419

Decrease in cash and cash Equivalents	–	(1,198)	–	–	(1,198)
Cash and cash equivalents at beginning of period	–	2,656	–	–	2,656

Cash and cash equivalents at end of period	$–	$1,458	$–	$–	$1,458

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Nine Months Ended September 30, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(1,901)	$(1,609)	$11,145	$–	$7,635

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	–	(4,691)	–	–	(4,691)
Capital expenditures	(92)	(2,329)	–	–	(2,421)
Net proceeds from sale of radio stations	–	–	1,829	–	1,829

Net cash (used in) provided by investing activities	(92)	(7,020)	1,829	–	(5,283)

Cash flows from financing activities:
Net proceeds from issuance of common stock	75,775	–	–	–	75,775
Principal payments on long- term debt	(45)	(79,100)	–	–	(79,145)
Long-term debt borrowings	–	5,000	–	–	5,000
Equity financing costs	(820)	–	–	–	(820)
Purchase of treasury stock	(954)	–	–	–	(954)
Net transfers (to) from subsidiaries	(71,963)	84,937	(12,974)	–	–

Net cash provided by (used in) financing activities	1,993	10,837	(12,974)	–	(144)

Increase in cash and cash Equivalents	–	2,208	–	–	2,208
Cash and cash equivalents at beginning of period	–	1,765	–	–	1,765

Cash and cash equivalents at end of period	$–	$3,973	$–	$–	$3,973

5. CAPITAL STOCK

     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at September 30, 2003 or December 31, 2002. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

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

     Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase shares of its common stock at certain market price levels. During the first nine months of 2003, Regent acquired 201,500 shares of its common stock for an aggregate purchase price of approximately $1.0 million. During the first nine months of 2002, Regent acquired 199,810 shares of its common stock for an aggregate purchase price of approximately $1.0 million. During the first nine months of 2003, Regent reissued 89,978 shares of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s employee stock purchase plan.

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

Definite-lived Intangible Assets

     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the respective lives of the agreements. In accordance with the transitional requirements of SFAS 142, the Company reassessed the useful lives of these intangibles and made no changes to their useful lives. The following table presents the gross carrying amount and

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

accumulated amortization for the Company’s definite-lived intangibles at September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-compete agreements and other	$762	$391	$762	$292

	$762	$391	$762	$292

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three- and nine-month periods ended September 30, 2003 was approximately $32,000 and $99,000, respectively. Amortization expense related to the Company’s definite-lived intangible assets for the three- and nine-month periods ended September 30, 2002 was approximately $38,000 and $110,000, respectively. The estimated annual amortization expense for the years ending December 31, 2003, 2004, 2005 and 2006 is approximately $164,000, $126,000, $108,000, and $72,000, respectively.

Indefinite-lived Intangible Assets

     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead will test the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at September 30, 2003 and December 31, 2002 (in thousands):

	September 30,	December 31,
	2003	2002

FCC licenses	$293,369	$238,236

	$293,369	$238,236

The change in FCC licenses is due to the allocation of the purchase price of the radio stations acquired from Brill Media Company, LLC during the first quarter of 2003.

Goodwill

     The following table presents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2003 (in thousands):

Goodwill

Balance as of December 31, 2002	$24,200
Acquisition related goodwill	1,939

Balance as of September 30, 2003	$26,139

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The change in goodwill is due to the allocation of the purchase price of the radio stations acquired from Brill Media Company, LLC during the first quarter of 2003.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net income before cumulative effect of accounting change	$2,137	$1,817	$4,171	$3,559
Cumulative effect of accounting change, net of applicable income taxes of $3,762	–	–	–	(6,138)

Net income (loss)	$2,137	$1,817	$4,171	$(2,579)

Weighted average basic common shares	46,507	46,759	46,511	42,039
Dilutive effect of stock options and warrants	388	316	278	545

Weighted average diluted common shares	46,895	47,075	46,789	42,584
Basic and diluted net income (loss) per common share:
Income before cumulative effect of accounting change	$0.05	$0.04	$0.09	$0.08
Cumulative effect of accounting change	–	–	–	(0.14)

Net income (loss)	$0.05	$0.04	$0.09	$(0.06)

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance could be classified as equity or mezzanine equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. SFAS 150 affects an entity’s classification of mandatorily redeemable instruments, financial instruments to repurchase an entity’s own equity instruments and financial instruments

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based entirely on a fixed monetary amount known at inception or something other than changes in its own equity instruments. The Company adopted SFAS 150 effective June 30, 2003, with no impact to the Company’s financial position, cash flows or results of operations. Under its currently effective shelf registration statement, the Company has the ability to offer for sale financial instruments with characteristics of both debt and equity. If the Company were to issue such instruments, the provisions of SFAS 150 would be applied.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies: (1) under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (2) when a derivative contains a financing component; (3) amends the definition of an “underlying” to conform it to language used in FASB Interpretation No. 45; and (4) amends certain other existing pronouncements to obtain more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. Regent has adopted the provisions of SFAS 149 and applied them to the interest rate swap agreement entered into in August 2003, where applicable.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 deals with the consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Regent has certain long-term contracts related to the programming and /or sale of advertising air time for radio stations that it does not own. The Company is currently evaluating the applicability of FIN 46 to these arrangements, and the possible impact to its future consolidated results of operation and consolidated balance sheet.

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

RESULTS OF OPERATIONS

     A comparison of the three and nine months ended September 30, 2003 versus September 30, 2002 follows:

Comparison of three months ended September 30, 2003 to three months ended September 30, 2002

     Our results from operations for the third quarter of 2003 generally showed increases over the same period of 2002, primarily due to the inclusion for a full three months of the operations of the 12 radio stations purchased from Brill Media Company, LLC and its related entities (the “Brill Stations”), which we began operating under a time brokerage agreement on September 11, 2002 and subsequently purchased on February 25, 2003. To a lesser extent, the operation of five Evansville, Indiana stations under a time brokerage agreement with Clear Channel Broadcasting, Inc. and its affiliates (the “Clear Channel Stations”), which began on March 1, 2003, also contributed to the increase, as well as the operation of KKPL-FM in Ft. Collins, Colorado, operated under a local programming and marketing agreement since February 2003.

     Net broadcast revenues increased by 14.1%, from approximately $18.7 million in the third quarter of 2002 to approximately $21.3 million in the third quarter of 2003. The Brill Stations, Clear Channel Stations, and KKPL-FM provided approximately $3.3 million of the increase in net revenue, while net revenue from the stations operated in both the current and prior year quarters decreased by approximately $0.7 million. The local advertising environment continued to be sluggish during the third quarter, and while national advertising showed signs of rebounding, the positive effects were felt primarily in larger U.S. markets.

     Station operating expenses increased 13.7%, from approximately $12.7 million in the third quarter of 2002 to approximately $14.5 million in the third quarter of 2003. Operating expenses for the Brill Stations, Clear Channel Stations and KKPL-FM accounted for approximately $2.4 million of the increase. Operating expenses were high as a percentage of net revenue for the Clear Channel Stations due to format and frequency changes implemented during the year to better position the stations for future revenue growth. Operating expenses for stations operated during the third quarter of both the current and prior years decreased by approximately $0.6 million during 2003. The decrease is due to a combination of: a reduction in discretionary spending in order to maintain earnings in a difficult advertising environment; and reduced selling expenses due to lower revenues during the third quarter of 2003.

     Depreciation and amortization expense increased 32.7%, from approximately $0.8 million in 2002 to $1.1 million in 2003. The increase is due primarily to the incremental depreciation for the Brill Stations acquired during the first quarter of 2003. A full quarter of depreciation expense on two stations acquired in an existing market during the fourth quarter of 2002 also contributed to the increase.

     Corporate general and administrative expense was approximately $1.3 million in the third quarter of 2003, compared to approximately $1.5 million in the third quarter of 2002. The decrease was primarily the result of a reduction in corporate bonus accruals due to less favorable results than budgeted for 2003, given the sluggish advertising environment. Additionally, legal and professional fees were less during the third quarter of 2003 than they were the same quarter of the previous year.

     Interest expense increased from approximately $0.4 million during the third quarter of 2002, to approximately $0.8 million during the third quarter of 2003. Our average debt level for the quarter ended September 30, 2003 was approximately $73.9 million, as compared to approximately $13.6 million for the same quarter of 2002, resulting in an increase in interest expense. The increase in borrowings was to fund the purchase of the Brill Stations. The increase in interest expense due to increased borrowings was partially offset by a decline in interest rates. The average interest rate for the third quarter of 2003 was 2.94%, compared to an average rate of 3.96% for the same quarter in 2002.

     Income tax expense was recorded at the federal statutory rate of 34%. State income taxes, net of federal benefit, were recorded at a 4% rate for the third quarter of 2003. An additional 2.7% of state income tax expense was recorded during the quarter to true-up state deferred tax liabilities as a result of filing the 2002 state income tax returns. During the third quarter of 2002, income tax expense was recorded at the federal statutory rate of 34%, and state income taxes, net of federal benefit, were recorded at a 4.0% rate. During the third quarter of 2002, we recorded an additional $215,000 of income tax expense for a valuation allowance that was recorded against our deferred tax assets, due to the December 31, 2002 expiration of federal net operating loss carryforwards.

     Net income per common share was $0.05 for the third quarter of 2003 and $0.04 for the third quarter of 2002.

     While the acquisition of the Brill Stations and operation of the Clear Channel Stations and KKPL-FM have affected the comparability of our 2003 results from operations to those of 2002, we believe meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, excluding the results of barter transactions and any markets sold or held for sale. We believe that a same station presentation is important to investors as it provides a measure of performance of radio stations that were owned and operated by us in the third quarter of 2002 as well as the current year and eliminates the effect of acquisitions and dispositions on comparability. Additionally, barter has been excluded in this comparison, as it customarily results in volatility between quarters, although differences over the full year are not material. This group of comparable markets (the “same station group”) is currently represented by 12 markets and 61 radio stations. For the same station group for the three months ended September 30, 2003, as compared to the same period in 2002, our net broadcast revenues decreased 3.0% and station operating income decreased by 2.3%. Revenue continued to be negatively impacted by the sluggish advertising environment, which caused a corresponding decrease in station operating income. The impact of the reduction in revenue was partially mitigated by the implementation of cost savings measures, primarily in the areas of compensation and promotional expenses.

Quarter 3 Same Station Data	Quarter 3%
	2003	2002	Change

Revenue
Net broadcast revenue	$21,353	$18,710
Less:
Net results of barter transactions and stations not included in same station category	5,203	2,066

Same station broadcast revenue	$16,150	$16,644	(3.0)%

Station Operating Income
Operating income	$4,474	$3,670
Plus:
Depreciation and amortization	1,059	798
Corporate general and administrative expenses	1,322	1,498
Loss on sale of long-lived assets	1	–

Station operating income	6,856	5,966
Less:
Net results of barter transactions and stations not included in same station category	1,382	363

Same station operating income	$5,474	$5,603	(2.3)%

Comparison of nine months ended September 30, 2003 to nine months ended September 30, 2002

     Our results from operations for the first nine months of 2003 were generally higher than the same period of 2002, primarily due to the operations of the Brill Stations, and to a lesser extent, the Clear Channel Stations and KKPL-FM.

     Net broadcast revenue for the first nine months of 2003 increased by 21.6% over the same period in 2002, from approximately $49.0 million in 2002 to approximately $59.5 million in 2003. The Brill Stations, Clear Channel Stations and KKPL-FM contributed approximately $11.1 million to the increase in net revenue. Net revenue for stations owned the first nine months of both years decreased approximately $0.6 million.

     For the first nine months of the year, station operating expenses increased 22.8%, from approximately $34.2 million in 2002 to approximately $41.9 million in 2003. The operations of the Brill Stations, the Clear Channel Stations and KKPL-FM accounted for approximately $8.4 million of the increase, offset by a decrease in operating expenses of approximately $0.7 million for stations owned for the first nine months of both 2003 and 2002. The decrease in expense was due to the implementation of cost saving measures, primarily in the compensation and promotional areas, in response to lower net revenues.

     Depreciation and amortization expense increased 25.2%, from approximately $2.5 million in 2002 to $3.1 million in 2003. The increase is due primarily to the incremental depreciation for the Brill Stations acquired during the first quarter of 2003. A full nine months of depreciation expense on four stations acquired in existing markets during the second and fourth quarters of 2002 also contributed to the increase.

     Corporate general and administrative expense remained flat at $4.6 million for the first nine months of 2003 and 2002.

     During the first quarter of 2002, we completed the sale of WGNA-AM in Albany, New York for $2.0 million in cash. We recorded a gain on the sale of long-lived assets of approximately $442,000 from the sale.

     Interest expense increased from approximately $1.9 million for the first nine months of 2002, to approximately $2.8 million for the same period of 2003. On June 30, 2003, we incurred approximately $1.0 million of interest expense to write-off unamortized deferred finance costs related to our old credit facility. Excluding the effect of this write-off, interest expense decreased approximately $0.1 million, primarily due to lower interest rates during the 2003 period, offset partially by higher average debt levels during the period. Our average debt level for the nine months ended September 30, 2003 was approximately $60.7 million, as compared to approximately $44.3 million for the same period of 2002. Our weighted-average interest rate for the first nine months of 2003 and 2002 was 2.68% and 3.74%, respectively.

     Income tax expense was recorded at the federal statutory rate of 34%, and state income taxes, net of federal benefit, were recorded at a 4% rate for the first nine months of 2003. An additional 1.4% of state income tax expense was recorded during the first nine months of 2003 to true-up state deferred tax liabilities as a result of filing the 2002 state income tax returns. For the first nine months of 2002, income tax expense was recorded at the federal statutory rate of 34%, and state income taxes, net of federal benefit, were recorded at a 4.0% rate. During the third quarter of 2002, we recorded an additional $215,000 of income tax expense for a valuation allowance that was recorded against our deferred tax assets due to the December 31, 2002 expiration of federal net operating loss carryforwards.

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

     Net income per common share before cumulative effect of accounting change for the first nine months of 2003 and 2002 was $0.09 and $0.08, respectively. The increase in operating income during 2003 was offset by the write-off of unamortized deferred finance costs related to our old credit facility.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

     Our cash and cash equivalents balance at September 30, 2003 was approximately $1.5 million compared to approximately $4.0 million at September 30, 2002. Net cash provided by operating activities was approximately $9.3 million for the first nine months of 2003, compared to approximately $7.6 million for the same period of 2002. The change is due primarily to the increase in operating income during the first nine months of 2003 from the Brill Stations and Clear Channel Stations, and changes in the Company’s operating accounts.

Investing activities

     Net cash used in investing activities during the first nine months of 2003 was approximately $66.9 million, compared to $5.3 million used in 2002. In 2003, we expended cash of approximately $62.9 million for the purchase of the Brill Stations and other acquisition related costs. Additionally, we paid an escrow deposit of approximately $0.4 million towards the purchase of two stations in Ft. Collins-Greeley, Colorado, and made capital expenditures of approximately $3.7 million. During the first nine months of 2002, net proceeds of approximately $1.8 million received from the sale of WGNA-AM in Albany, New York were offset by cash outflows for acquisitions and related costs of approximately $4.7 million and capital expenditures of approximately $2.4 million.

Financing activities

     Cash flows provided by financing activities for the first nine months of 2003 were approximately $56.4 million. We had net borrowings of $63.5 million under our old credit facility (see Sources of funds below), primarily to fund the purchase of the Brill Stations in February 2003. Borrowings under the new credit facility of $75.0 million were used to pay off the outstanding balance of approximately $73.0 million under the old credit facility, and to pay approximately $2.0 million in debt issuance costs related to the new credit facility. Cash provided from operations was used to pay down approximately $6.0 million of borrowings under the old and new credit facilities during the first nine months of 2003. Cash was also expended to repurchase approximately $1.0 million of our common stock during the first nine months of 2003. During the first nine months of 2002, net cash used by financing activities was approximately $0.1 million. Proceeds received from our April 2002 common stock offering were used to pay down borrowings under our old credit facility. Additionally, $0.8 million was used to pay issuance costs related to our equity offering, and $1.0 million was used to repurchase shares of our common stock during the first nine months of 2002.

Sources of funds

     During the first nine months of 2003, our sources of cash totaled approximately $147.8 million and were derived primarily from a combination of borrowings under our new and old credit facilities and cash provided by operating activities.

     On June 30, 2003, we entered into a new senior secured reducing credit agreement with a group of lenders to increase our borrowing capacity in anticipation of future acquisitions. The new credit facility provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The new credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. We incurred approximately $2.0 million in financing costs related to the new credit facility, which are being amortized over the life of the facility using the effective interest method. The new credit facility is available for working capital and permitted acquisitions, including related acquisition costs. At September 30, 2003, we had borrowings under the new credit facility of $70.5 million, comprised of a $65.0 million term loan and $5.5 million of revolver borrowings, and available borrowings of $79.5 million, subject to the terms and conditions of the facility. The borrowings under the new credit facility were used to pay off outstanding indebtedness under the old credit facility and the financing costs related to the new credit facility. At June 30, 2003, we recorded approximately $1.0 million of interest expense to write-off unamortized deferred finance costs related to our old credit facility. At December 31, 2002, we had borrowings of approximately $11.0 million under our old credit facility.

     The term loan and revolver commitment reduce over seven years beginning in 2004, as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment

2003	$85,000	$65,000
2004	85,000	64,188
2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	—	—

The letter of credit subfacility reduces over a four- and one-half-year period beginning in 2006. The new credit facility also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility, which matures not earlier than six months after the maturity date of the new credit facility, and is also subject to mandatory reductions. Borrowings that are outstanding under the incremental loan facility after the original maturity date of the new credit facility may have different or additional financial or other covenants, and may be priced differently than the original term and revolving loans. Our ability to borrow amounts under this incremental loan facility expires June 30, 2006.

     Under the new credit facility, we are required to maintain a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the new credit facility, which varies between 0.0% and 1.5% depending upon our consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 1.5% and 3.0%, depending upon our consolidated leverage ratio. Borrowings under the new credit facility bore interest at an average rate of 3.24% at September 30, 2003, and borrowings under the old credit facility bore interest at an average rate of 2.67% at December 31, 2002. Our weighted-average interest rate for the nine months ended September 30, 2003 and 2002 was 2.68% and 3.74%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the new credit facility. The underwriting commitment varies between 0.375% and 0.625% depending upon the amount of the new credit facility utilized. Our indebtedness under the new credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

     Under the terms of the new credit facility, we were required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which will effectively convert $32.5 million of our variable-rate debt under the new credit facility to a fixed rate. The swap agreement becomes effective on June 30, 2004 and expires two years from that date. Under this agreement, payments will be made based on a fixed rate, which we set in August 2003 based on the market for a financial instrument of this type at that date. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. The unrealized loss related to the interest rate swap agreement was $0.5 million at September 30, 2003, net of $0.2 million of income taxes, based on information received from the counterparty to the agreement. This loss has been recorded as a component of accumulated other comprehensive loss. We determined that there was no ineffectiveness in the hedge agreement at either the date of inception or at September 30, 2003.

Uses of funds

     During the first nine months of 2003, we utilized our sources of cash primarily to: acquire radio stations and pay related acquisition costs and escrow deposits totaling approximately $63.3 million; repay borrowings under our old and new credit facilities and make capital lease payments of approximately $79.1 million; pay approximately $2.0 million in debt issuance costs related to our new credit facility; repurchase shares of our common stock for approximately $1.0 million; and fund capital expenditures of approximately $3.7 million.

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

The adjusted purchase price of these assets was approximately $63.7 million including acquisition costs of approximately $1.9 million, which we paid in cash and funded through borrowings under our old credit facility.

     We funded capital expenditures of approximately $3.7 million during the first nine months of 2003. These capital expenditures consisted primarily of facility and equipment upgrades and the consolidation of duplicate facilities in order to remain competitive and create cost savings over the long-term.

     During the first nine months of 2003, we repurchased 201,500 shares of our common stock at an average price of $4.92 per share, for a total cost of approximately $1.0 million. These shares were repurchased pursuant to our Board-authorized stock buyback program.

Pending Sources and Uses of Funds

     On January 10, 2003, we entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price for that period is less than $7.50 per share, we may, at our sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, we began providing programming and other services to KKPL-FM under a local programming and marketing agreement. We have placed $387,500 in escrow to secure our obligations under this agreement. Our FCC applications to complete this transaction were “flagged” for further competitive review by the FCC. However, in light of recent FCC and court rulings, the FCC has now abandoned its former practice of flagging applications. Accordingly, we have re-filed our applications, but cannot know when the FCC will act on these applications, or whether, and on what terms, this transaction may be completed.

     On February 27, 2003, we entered into an agreement with Clear Channel to exchange our four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash for Clear Channel’s five stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, we began providing programming and other services to the Clear Channel Stations, and Clear Channel began providing the same such services to the Duluth stations under time brokerage agreements. Our FCC applications to complete this transaction were “flagged” for further competitive review by the FCC. However, in light of recent FCC and court rulings, the FCC has now abandoned its former practice of flagging applications. Accordingly, we have re-filed our applications, but cannot know when the FCC will act on these applications, or whether, and on what terms, this transaction may be completed.

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

     We believe the net cash provided by operating activities and available borrowings under our new credit facility will be sufficient to complete our pending acquisitions and capital expenditures. After giving effect to all pending transactions, we estimate that outstanding borrowings under our new credit facility will be approximately $80.6 million, with available borrowings of approximately $69.4 million, subject to the terms and conditions of the new credit facility.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance could be classified as equity or mezzanine equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. SFAS 150 affects an entity’s classification of mandatorily redeemable instruments, financial instruments to repurchase an entity’s own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based entirely on a fixed monetary amount known at inception or something other than changes in its own equity instruments. We adopted SFAS 150 effective June 30, 2003, with no impact to our financial position, cash flows or results of operations. Under our currently effective shelf registration statement, we have the ability to offer for sale financial instruments with characteristics of both debt and equity. If we were to issue such instruments, we would apply the provisions of SFAS 150.

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and clarifies: (1) under what circumstances a contract with an initial net investment meets the characteristic of a derivative; (2) when a derivative contains a financing component; (3) amends the definition of an “underlying” to conform it to language used in FASB Interpretation No. 45; and (4) amends certain other existing pronouncements to obtain more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003. We have adopted the provisions of SFAS 149 and applied them to the hedge transaction we entered into in August 2003, where applicable.

     In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 deals with the consolidation of business enterprises of variable interest entities. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have certain long-term contracts related to the programming and/or sale of advertising air time for radio stations that we do not own. We are currently evaluating the applicability of FIN 46 to these arrangements, and the possible impact to our future consolidated results of operation and consolidated balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable rates. It is our policy to enter into interest rate hedge transactions only to the extent considered necessary to meet our objectives. On August 26, 2003, we entered into a fixed-rate forward interest rate swap agreement on a notional amount of $32.5 million of our outstanding term loan balance under our new credit facility, representing approximately 46% of our long-term debt. The swap agreement becomes effective on June 30, 2004 and expires two years from that date. At September 30, 2003, the fair value of the forward swap agreement was a liability of approximately $710,000. Based on our exposure to variable rate borrowings at September 30, 2003, a one percent (1%) change in the weighted-average interest rate would change our annualized interest expense by approximately $705,000.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     There have been no significant changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2003, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

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

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The exhibits identified as Part II Exhibits on the following Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

     (b) Reports on Form 8-K

     On August 8, 2003 we filed a Report on Form 8-K announcing financial results for the second quarter of 2003.

     On July 1, 2003 we filed a Report on Form 8-K to announce the Company entering into a new $150.0 million credit facility.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REGENT COMMUNICATIONS, INC.

Date: November 14, 2003	By: /s/ Terry S. Jacobs Terry S. Jacobs, Chairman of the Board and Chief Executive Officer

Date: November 14, 2003	By: /s/ Anthony A. Vasconcellos Anthony A. Vasconcellos, Chief Financial Officer and Senior Vice President (Chief Accounting Officer)

EXHIBIT INDEX

     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference)

3(i)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)

4(b)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-2