Form 10-K
period 2003-12-31
REGENT COMMUNICATIONS INC
filed 2004-03-12
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $226,060,402 based upon the closing sale price of $6.14 on the Nasdaq Stock Market’s National Market for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of common shares of registrant outstanding as of March 4, 2004 was 46,567,810.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of registrant’s definitive Proxy Statement to be filed during April 2004 in connection with the 2004 Annual Meeting of Stockholders presently scheduled to be held on May 19, 2004 are incorporated by reference into Part III of this Form 10-K.

REGENT COMMUNICATIONS, INC.

INDEX TO ANNUAL REPORT
ON FORM 10-K

			Page
Part I
	Item 1	Business	3
	Item 2	Properties	24
	Item 3	Legal Proceedings	24
	Item 4	Submission of Matters to a Vote of Security Holders	25
Part II
	Item 5	Market for Registrant’s Common Equity and Related
		Stockholder Matters	25
	Item 6	Selected Financial Data	26
	Item 7	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	27
	Item 7A	Quantitative and Qualitative Disclosures about Market Risk	43
	Item 8	Financial Statements and Supplementary Data	45
	Item 9	Changes in and Disagreements with Accountants
		on Accounting and Financial Disclosure	86
	Item 9A	Controls and Procedures	86
Part III
	Item 10	Directors and Executive Officers of the Registrant	86
	Item 11	Executive Compensation	86
	Item 12	Security Ownership of Certain Beneficial Owners
		and Management	87
	Item 13	Certain Relationships and Related Transactions	87
	Item 14	Principal Accounting Fees and Services	87
Part IV
	Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	87

     Regent Communications, Inc. is a holding company. We own and operate our radio stations and hold our radio broadcast licenses in separate subsidiaries. In this report, when we use the term “Regent” and the pronouns “we,” “our” and “us,” we mean Regent Communications, Inc. and all its subsidiaries, unless the context otherwise requires.

PART I

ITEM 1. BUSINESS.

General Development of Business

     We are a radio broadcasting company focused on acquiring, developing and operating radio stations in mid-sized and small markets. We currently own 54 FM and 20 AM radio stations in 16 markets in California, Colorado, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, New York, Pennsylvania and Texas. We have entered into a written agreement to exchange our four radio stations serving the Erie, Pennsylvania market and two stations serving the Lancaster, Pennsylvania market for five radio stations serving the Bloomington, Illinois market. In conjunction with the above exchange, we are currently providing programming and certain other services to the Bloomington stations, and the purchaser of the Erie and Lancaster stations is providing the same such services to those stations. We have also entered into written agreements to acquire two additional stations serving the Ft. Collins-Greeley, Colorado market and currently provide programming and certain other services to one of the stations pending completion of its purchase. After the completion of our pending transactions, we will own 56 FM and 19 AM radio stations in 15 markets. Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets that are ranked by BIA Publications, Inc. in their Investing in Radio 2003 Market Report, except Albany, New York and Grand Rapids, Michigan, where our clusters ranks third.

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

Completed Acquisitions and Dispositions

     We completed the following acquisitions and dispositions of radio stations during 2003 and 2004. The purchase prices set forth below were paid in cash, except where otherwise indicated, and include, where applicable, amounts paid under non-competition agreements, but do not include transaction-related costs.

     We completed the following acquisition in 2003:

				Purchase
				Price (in	Date
Seller	Market	No. of Stations	Call Letters	millions)	Completed
Brill Media Company LLC and related entities	Lancaster-Reading, PA	2	WIOV-AM WIOV-FM	$61.9 (1)	2/25/03

	Evansville, IN/Owensboro, KY	3	WKDQ-FM WBKR-FM WOMI-AM

	Ft. Collins-Greeley, CO	3	KTRR-FM KUAD-FM KKQZ-FM(2)

	Duluth, MN	4	KKCB-FM KLDJ-FM KBMX-FM WEBC-AM

     We completed the following acquisition in 2004:

				Purchase
		No. of		Price (in	Date
Seller	Market	Stations	Call Letters	millions)	Completed
Clear Channel Broadcasting, Inc. and its affiliates	Evansville, IN	5	WYNG-FM WDKS-FM WKRI-FM WGBF-FM WGBF-AM	$8.0 (3)	01/28/04

We completed the following disposition in 2004:

				Sale Price
		No. of		(in	Date
Purchaser	Market	Stations	Call Letters	millions)	Completed
Clear Channel Broadcasting, Inc. and its affiliates	Duluth, MN	4	KKCB-FM KLDJ-FM KBMX-FM WEBC-AM	$5.3 (4)	01/28/2004

(1) We assumed certain assets and liabilities in conjunction with the Brill acquisition. Total cash paid, excluding transaction related costs approximated $61.2 million.

(2) KKQZ-FM, purchased as a construction permit, began broadcast operations on November 1, 2002.

(3) The purchase price consisted of $2.7 million in cash and substantially all the assets of our four stations in Duluth, Minnesota.

(4) We acquired substantially all the assets of five radio stations in Evansville, Indiana in exchange for our four stations in Duluth, Minnesota and the payment by us of $2.7 million in cash.

Pending Transactions

     We currently have transactions pending which, if completed, will result in the acquisition by us of seven radio stations and the disposal by us of six radio stations. Closing of these transactions are subject to certain conditions, including required governmental approvals.

     On January 10, 2003, we entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Ft. Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price for that period is less than $7.50 per share, we may, at our sole discretion, reallocate the purchase price to increase the amount of cash consideration and reduce the portion paid in Regent common stock. On February 1, 2003, we began providing programming and other services to KKPL-FM under a time brokerage agreement. We have placed $387,500 in escrow to secure our obligations under this agreement. The FCC has given us approval on this transaction and we expect to close sometime late in the second quarter or early third quarter of 2004.

     Additionally, in the Ft. Collins-Greeley market, we have a pending transaction in which we will receive $1.0 million in cash, net of our costs, from another operator to move our antenna off the KTRR-FM tower to our KUAD-FM tower that will enable us to have a better signal into the Ft. Collins-Greeley market as well as relieving us of a long-term lease on the KTRR tower. We anticipate completing this transaction sometime in the second quarter of 2004.

     On February 9, 2004, Regent entered into an exchange agreement with Citadel Broadcasting Group (“Citadel”), whereby Regent agreed to exchange four stations (WXKC-FM, WRIE-AM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market and two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, plus a cash payment, for five stations (WBNQ-FM, WBWN-FM, WTRX-FM, WJEZ-FM, and WJBC-AM) serving the Bloomington, Illinois market. The cash payment will be calculated as a multiple of 7.5 times the excess of station operating income from the Bloomington stations over that of the Erie and Lancaster-Reading stations for the twelve-month period ended January 31, 2004. The term “station operating income” means operating income (loss) before depreciation and amortization, corporate general and administrative expenses, gain (loss) on sale of long-lived assets, and impairment of goodwill and FCC licenses. Although station operating income is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe that station operating income is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with accounting principles generally accepted in the United States of America. The cash portion of the purchase price will be funded through borrowings under the Company’s credit facility. Effective February 1, 2004, Regent began providing programming and other services to the Bloomington stations and Citadel began providing the same such services to the Erie and Lancaster stations. We expect to complete this transaction late in the second quarter or early third quarter of 2004.

Acquisition Strategy

     Our acquisition strategy is to expand within our existing markets and into new mid-sized and small markets where we believe we can effectively use our operating strategies. In considering new markets, we focus on those markets that have a minimum of $8.0 million in gross radio advertising revenue where we believe we can build a station cluster that will generate at least $1.0 million in annual station operating income. Although significant competition exists among potential purchasers for suitable radio station acquisitions throughout the United States, we believe that there is currently less competition, particularly from the larger radio operators, in the mid-sized and small markets. After entering a market, we seek to acquire additional stations that will allow us to reach a wider range of demographic groups to appeal to advertisers and increase revenue. We also integrate these stations into our existing operations in an effort to achieve substantial cost savings. We have sold or will sell stations in different markets that did not or do not fit within our existing acquisition strategy.

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

     We believe that our acquisition strategy, properly implemented, affords a number of benefits, including:

-	greater revenue and station operating income diversity;

-	improved station operating income through the consolidation of facilities and the elimination of redundant expenses;

-	enhanced revenue by offering advertisers a broader range of advertising packages;

-	improved negotiating leverage with various key vendors;

-	enhanced appeal to top industry management talent; and

-	increased overall scale, which should facilitate our capital raising activities.

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

Operating Strategy

     Our operating strategy focuses on maximizing our radio stations’ appeal to listeners and advertisers and, consequently, increasing our revenue and station operating income. To achieve these goals, we have implemented the following strategies:

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

Station Portfolio

     When our pending acquisition transactions are completed, we will own 56 FM and 19 AM radio stations in 15 mid-sized and small markets. The following table sets forth information about the stations that we own at December 31, 2003; stations that we acquired subsequent to December 31, 2003; and stations that we expect to own after giving effect to our pending transactions.

     As you review the information in the table below, you should note the following:

-	The abbreviation “MSA” in the table means the market’s rank among the largest metropolitan statistical areas in the United States.

-	In the Primary Demographic Target column, the letter “A” designates adults, the letter “W” designates women and the letter “M” designates men. The numbers following each letter designate the range of ages included within the demographic group.

-	Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

-	We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets from Investing in Radio 2003 Market Report, published by BIA Publications, Inc.

-	We obtained all audience share information from the Fall 2003 Radio Market Report published by The Arbitron Company. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

-	N/A indicates the market has no MSA rank and is not rated by Arbitron.

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/		Programming	Demographic	Revenue	Audience
Station Call Letters	MSA Rank	Format	Target	Share	Share
Albany, NY	59			3	20.2
WQBJ(FM)		Rock	M 18-49
WQBK(FM)		Rock	M 18-49
WABT(FM)		80’s	A 25-54
WGNA(FM)		Country	A 25-54
WTMM(AM)		Sports	M 35+

Bloomington, IL	235			1	40.4
WJBC (AM)*		News/talk	A 35-54
WBNQ (FM)*		Hot AC	W 25-54
WBWN (FM)*		Country	A 25-54
WTRX (FM)*		Classic rock	M 25-54
WJEZ (FM)*		Adult contemporary	A 25-54

Chico, CA	190			1	22.8
KFMF(FM)		Rock	M 18-49
KALF(FM)		Country	A 25-54
KQPT(FM)		Alternative	A 18-34
KZAP(FM)		Rhythmic CHR	A 18-34

Duluth, MN	221			2	23.1
WEBC(AM)&		News/Talk	A 35+
KLDJ(FM)&		Oldies	A 35+
KKCB(FM)&		Country	A 25-54
KBMX(FM)&		Adult Contemporary	A 25-54

El Paso, TX	70			2	12.3
KSII(FM)		Hot Adult Contemporary	W 25-54
KLAQ(FM)		Rock	M 18-49
KROD(AM)		News/Talk	A 35+

Erie, PA	156			2	28.1
WXKC(FM)#		Adult Contemporary	W 25-54
WXTA(FM)#		Country	A 25-54
WRIE(AM)#		Nostalgia	A 35+
WQHZ(FM)#		Classic Hits	A 25-54

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/		Programming	Demographic	Revenue	Audience
Station Call Letters	MSA Rank	Format	Target	Share	Share
Evansville, IN	155			2	38.5
WKDQ(FM)		Country	A 25-54
WJLT(FM)@		Country	A 35-54
WDKS(FM)@		CHR	A 18-34
WYNG(FM)@		Rock	A 25-54
WGBF(FM)@		Rock	A 18-34
WGBF(AM)@		Talk	A 35+

Flint, MI	119			1	26.3
WCRZ(FM)		Adult Contemporary	W 25-54
WWBN(FM)		Rock	M 18-49
WFNT(AM)		Nostalgia	A 35+
WRCL(FM)		Rhythmic CHR	A 18-34
WQUS(FM)		Classic Hits	A 25-54
WLSP(AM)		Variety	A 35+

Ft. Collins-Greeley, CO	130			1	18.6
KUAD(FM)		Country	A 25-54
KTRR(FM)		Adult Contemporary	A 25-54
KKQZ(FM)		Classic Rock	A 25-54
KKPL(FM)*		Alternative	A 18-34
KARS(FM)*		Rock	A 18-34

Grand Rapids, MI	66			3	15.5
WLHT(FM)		Adult Contemporary	W 25-54
WGRD(FM)		New Rock	M 18-49
WTRV(FM)		Soft Adult Contemporary	W 35+
WNWZ(AM)		Talk	A 35+
WFGR(FM)		Classical	A 35+

Lafayette, LA	98			1	26.4
KPEL(FM)		Talk	A 35+
KTDY(FM)		Adult Contemporary	A 25-54
KRKA(FM)		Rhythmic CHR	A 18-34
KFTE(FM)		Alternative	A 18-34
KMDL(FM)		Country	A 25-54
KPEL(AM)		Talk	A 35+
KROF(AM)		Sports	A 35+

Lancaster-Reading, PA	115			2	9.0
WIOV(AM)#		Talk	A 35+
WIOV(FM)#		Country	A 25-54

Owensboro, KY	N/A			N/A	N/A
WOMI(AM)		News/Talk	A 35+
WBKR(FM)		Country	A 25-54

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/		Programming	Demographic	Revenue	Audience
Station Call Letters	MSA Rank	Format	Target	Share	Share
Peoria, IL	135			2	22.1
WVEL(AM)		Gospel	A 35+
WGLO(FM)		Classic Rock	M 25-54
WIXO(FM)		Alternative	A 18-34
WPIA(FM)		CHR	A 18-34
WVEL(FM)		CHR	A 18-34
WFYR(FM)		Country	A 25-54

Redding, CA	215			1	42.1
KSHA(FM)		Soft Adult Contemporary	W 25-54
KNNN(FM)		CHR	A 18-34
KRDG(FM)		Oldies	A 35-54
KRRX(FM)		Rock	M 18-49
KNRO(AM)		ESPN	M 35+
KQMS(AM)		News/Talk/Sports	A 35+

St. Cloud, MN	212			1	22.6
KMXK(FM)		Adult Contemporary	W 25-54
WWJO(FM)		Country	A 25-54
WJON(AM)		News/Talk	A 35+
KLZZ(FM)		Classic Rock	M 25-54
KKSR(FM)		Dance CHR	A 18-34
KXSS(AM)		Adult Standards	A 35-64

Utica-Rome, NY	151			1	38.0
WODZ(FM)		Oldies	A 35-54
WLZW(FM)		Adult Contemporary	W 25-54
WFRG(FM)		Country	A 25-54
WRUN(AM)		Sports	M 35+
WIBX(AM)		News/Talk	A 35+

Watertown, NY	257			1	36.5
WCIZ(FM)		Classic Hits	A 25-54
WFRY(FM)		Country	A 25-54
WTNY(AM)		Talk	A 35+
WNER(AM)		ESPN	M 35+

The symbol “*” indicates a station that is the subject of one of our pending acquisitions; the symbol “#” indicates a station that we have entered into an agreement to sell; the symbol “@” indicates a station that we have acquired subsequent to December 31, 2003; and the symbol “&” indicates a station that we have disposed subsequent to December 31, 2003. The completion of each pending acquisition or disposition is subject to certain conditions, including governmental approvals. There can be no assurance that these conditions will be satisfied in any particular case.

Advertising Sales

     Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2003, approximately 85% of our net broadcast revenue was generated from the sale of locally driven advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of our advertisers include telephone companies, retail merchants, restaurants, fast food chains, automotive companies and grocery stores.

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

Competition

     The radio broadcasting industry is highly competitive. The success of each station depends largely upon audience ratings and its share of the overall advertising revenue within its market. Stations compete for listeners and advertising revenue directly with other radio stations within their respective markets. Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. Building a strong listener base consisting of a specific demographic group in a market enables an operator to attract advertisers seeking to reach those listeners. Companies that operate radio stations must be alert to the possibility of another station changing format to compete directly for listeners and advertisers. A station’s decision to convert to a format similar to that of another radio station in the same geographic area may result in lower ratings and advertising revenue, increased promotion and other expenses and, consequently, lower station operating income.

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

     Our stations compete for advertising revenue with other stations and with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable or direct broadcast satellite television systems, by satellite-delivered digital audio radio service and by in-band digital audio broadcasting. Two providers of satellite-delivered digital audio broadcasting have commenced service and deliver by satellite to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. Furthermore, terrestrial in-band digital audio broadcasting may deliver multi-channel, multi-format programming in the same bands now used by AM and FM broadcasters. The delivery of information through the Internet also could create a new form of competition, as could the development of non-commercial low-power FM radio stations that serve small, localized areas.

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

Employees

     At February 28, 2004, we employed approximately 887 persons. Eight of our employees in

Watertown, New York are covered by a collective bargaining agreement. None of our other employees are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.

Federal Regulation of Radio Broadcasting

     Introduction. The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. Our ownership, operation, purchase and sale of radio stations is regulated by the FCC, which acts under authority derived from the Communications Act of 1934, as amended. Among other things, the FCC:

-	assigns frequency bands for broadcasting;

-	determines the particular frequencies, locations, operating powers and other technical parameters of stations;

-	issues, renews, revokes, conditions and modifies station licenses;

-	determines whether to approve changes in ownership or control of station licenses;

-	regulates equipment used by stations; and

-	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.

     The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines, the grant of abbreviated license renewal terms or, for particularly egregious violations, the denial of a license renewal application, the revocation of a license or the denial of FCC consent to acquire additional radio stations. The summary is not a comprehensive listing of all of the regulations and policies affecting radio stations. For further information concerning the nature and extent of federal regulation of radio stations, you should refer to the Communications Act, FCC rules and FCC public notices and rulings.

     License Grant and Renewal. Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station’s renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although we cannot assure you that all of our licenses will be renewed.

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

     The minimum and maximum facilities requirements for an FM station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. In addition, the FCC under certain circumstances subjects Class C FM stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0.

     The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain (HAAT), power and frequency of each of the stations that are owned and operated by us or that are the subject of a pending acquisition or subsequent sale, and the date on which each station’s FCC license expires. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which can result in reducing the radio station’s coverage during the nighttime hours of operation. Both daytime and nighttime power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

						Expiration
						Date of
	Station Call			Power in		FCC
Market	Letters	FCC Class	HAAT in Meters	Kilowatts	Frequency	License
Albany, NY	WQBJ(FM)	B	150	50.0	103.5 MHz	06/01/06
	WQBK(FM)	A	92	6.0	103.9 MHz	06/01/06
	WABT(FM)	A	107	5.0	104.5 MHz	06/01/06
	WGNA(FM)	B	300	12.5	107.7 MHz	06/01/06
	WTMM(AM)	B	N/A	5.0	1300 kHz	06/01/06

Bloomington, IL	WJBC (AM)*	C	N/A	1.0	1230 kHz	12/01/04
	WBNQ (FM)*	B	142	50.0	101.5 MHz	12/01/04
	WBWN (FM)*	B1	100	25.0	104.1 MHz	12/01/04
	WTRX (FM)*	B1	144	12.0	93.7 MHz	12/01/04
	WJEZ (FM)*	A	149	1.3	98.9 MHz	12/01/04

Chico, CA	KFMF(FM)	B1	344	2.0	93.9 MHz	12/01/05
	KQPT(FM)	B	193	28.0	107.5 MHz	12/01/05
	KALF(FM)	B	386	7.0	95.7 MHz	12/01/05
	KZAP(FM)	B1	393	1.5	96.7 MHz	12/01/05

Duluth, MN	WEBC(AM)&	B	N/A	5.0	560 kHz	04/01/05
	KLDJ(FM)&	C2	251	18.5	101.7 MHz	04/01/05
	KKCB(FM)&	C1	241	100.0	105.1 MHz	04/01/05

						Expiration
						Date of
	Station Call			Power in		FCC
Market	Letters	FCC Class	HAAT in Meters	Kilowatts	Frequency	License
	KBMX(FM)&	C2	278	7.7	107.7 MHz	04/01/05

El Paso, TX	KSII(FM)	C	433	98.0	93.1 MHz	08/01/05
	KLAQ(FM)	C	424	88.0	95.5 MHz	08/01/05
	KROD(AM)	B	N/A	5.0	600 kHz	08/01/05

Erie, PA	WXKC(FM)#	B	150	50.0	99.9 MHz	08/01/06
	WRIE(AM)#	B	N/A	5.0	1260 kHz	08/01/06
	WXTA(FM)#	B1	154	10.0	97.9 MHz	08/01/06
	WQHZ(FM)#	A	187	1.7	102.3 MHz	08/01/06

Evansville, IN	WKDQ(FM)	C	300	98.0	99.5 MHz	08/01/04
	WYNG(FM)@	B	128	50.0	94.9 MHz	12/01/04
	WDKS(FM)@	A	100	6.0	106.1 MHz	08/01/04
	WJLT(FM)@	B	150	50.0	105.3 MHz	08/01/04
	WGBF(FM)@	A	138	3.2	103.1 MHz	08/01/04
	WGBF(AM)@	B	N/A	5.0 daytime	1280 kHz	08/01/04
				1.0 night

Flint, MI	WCRZ(FM)	B	101	50.0	107.9 MHz	10/01/04
	WWBN(FM)	A	149	1.8	101.5 MHz	10/01/04
	WFNT(AM)	B	N/A	5.0 daytime	1470 kHz	10/01/04
				1.0 night
	WRCL(FM)	A	133	3.5	93.7 MHz	10/01/04
	WQUS(FM)	A	91	3.0	103.1 MHz	10/01/04
	WLSP(AM)	B	N/A	5.0 daytime	1530 kHz	10/01/04
				1.0 night

Ft. Collins- Greeley, CO	KUAD(FM)	C1	212	100.0	99.1 MHz	04/01/05
	KTRR(FM)	C2	125	50.0	102.5 MHz	04/01/05
	KKQZ(FM)	C3	168	8.7	94.3 MHz	04/01/05
	KKPL(FM)*	C2	150	50.0	99.9 MHz	10/01/05
	KARS(FM)*	C	372	100.0	102.9 MHz	10/01/05

Grand Rapids, MI	WLHT(FM)	B	168	40.0	95.7 MHz	10/01/04
	WGRD (FM)	B	180	13.0	97.9 MHz	10/01/04
	WTRV(FM)	A	92	3.50	100.5 MHz	10/01/04
	WNWZ (AM)	D	N/A	1.0 daytime	1410 kHz	10/01/04
				.048 night
	WFGR(FM)	A	150	2.75	98.7 MHz	10/01/04

						Expiration
						Date of
	Station Call			Power in		FCC
Market	Letters	FCC Class	HAAT in Meters	Kilowatts	Frequency	License
Lafayette, LA	KMDL(FM)	C2	171	38.0	97.3 MHz	06/01/04
	KRKA(FM)	C1	263	97.0	107.9 MHz	06/01/04
	KFTE(FM)	C2	163	42.0	96.5 MHz	06/01/04
	KTDY(FM)	C	300	100.0	99.9 MHz	06/01/04
	KPEL(FM)	C3	89	25.0	105.1 MHz	06/01/04
	KPEL(AM)	B	N/A	1.0 daytime	1420 kHz	06/01/04
				0.75 night
	KROF(AM)	D	N/A	1.0 daytime	960 kHz	06/01/04
				.095 night

Lancaster-Reading, PA	WIOV(AM)#	C	N/A	1.0	1240 kHz	08/01/06
	WIOV(FM)#	B	214	25.0	105.1 MHz	08/01/06

Owensboro, KY	WOMI(AM)	C	N/A	0.83	1490 kHz	08/01/04
	WBKR(FM)	C	320	91.0	92.5 MHz	08/01/04

Peoria, IL	WGLO(FM)	B1	189	7.0	95.5 MHz	12/01/04
	WVEL(FM)	A	137	3.3	101.1 MHz	12/01/04
	WPIA(FM)	A	100	6.0	98.5 MHz	12/01/04
	WVEL(AM)	D	N/A	5.0 daytime	1140 kHz	12/01/04
	WFYR(FM)	B1	103	23.5	97.3 MHz	12/01/04
	WIXO(FM)	A	178	1.5	99.9 MHz	12/01/04

Redding, CA	KRRX(FM)	C	600	100.0	106.1 MHz	12/01/05
	KNNN(FM)	C2	465	1.6	99.3 MHz	12/01/05
	KQMS(AM)	C	N/A	1.0	1400 kHz	12/01/05
	KSHA(FM)	C	475	100.0	104.3 MHz	12/01/05
	KRDG(FM)	C1	379	28.0	105.3 MHz	12/01/05
	KNRO(AM)	B	N/A	10.0 daytime	1670 kHz	12/01/05
				1.0 night

St. Cloud, MN	KMXK(FM)	C2	150	50.0	94.9 MHz	04/01/05
	WJON(AM)	C	N/A	1.0	1240 kHz	04/01/05
	WWJO(FM)	C	305	97.0	98.1 MHz	04/01/05
	KKSR(FM)	C2	138	50.0	96.7 MHz	04/01/05
	KLZZ(FM)	C3	126	9.0	103.7 MHz	04/01/05
	KXSS(AM)	B	N/A	2.5 daytime	1390 kHz	04/01/05
				1.0 night

Utica-Rome, NY	WODZ(FM)	B1	184	7.4	96.1 MHz	06/01/06
	WLZW(FM)	B	201	25.0	98.7 MHz	06/01/06
	WFRG(FM)	B	151	100.0	104.3 MHz	06/01/06
	WIBX(AM)	B	N/A	5.0	950 kHz	06/01/06
	WRUN(AM)	B	N/A	5.0 daytime	1150 kHz	06/01/06
				1.0 night

						Expiration
						Date of
	Station Call			Power in		FCC
Market	Letters	FCC Class	HAAT in Meters	Kilowatts	Frequency	License
Watertown, NY	WCIZ(FM)	A	100	6.0	93.3 MHz	06/01/06
	WFRY(FM)	C1	145	97.0	97.5 MHz	06/01/06
	WTNY(AM)	B	N/A	1.0	790 kHz	06/01/06
	WNER(AM)	D	N/A	3.5 daytime	1410 kHz	06/01/06
				0.058 night

*	Stations indicated with an asterisk (*) are subject to acquisition by us under an existing agreement.

#	Stations indicated with a pound sign (#) are subject to disposal by us under an existing agreement.

@	Stations indicated with an at sign (@) are stations that were acquired subsequent to December 31, 2003.

&	Stations indicated with an ampersand sign (&) are stations that were disposed subsequent to December 31, 2003.

Transfers or Assignment of Licenses. The Communications Act prohibits the assignment or transfer of a broadcast license without the prior approval of the FCC. In determining whether to grant approval, the FCC considers a number of factors pertaining to the licensee and proposed licensee, including:

-	compliance with the various rules limiting common ownership of media properties in a given market;

-	the character of the licensee and those persons holding attributable interests in the licensee; and

-	compliance with the Communications Act’s limitations on alien ownership as well as compliance with other FCC regulations and policies.

     To obtain FCC consent to assign or transfer control of a broadcast license, appropriate applications must be filed with the FCC. If the application involves a substantial change in ownership or control, the application must be placed on public notice for not less than 30 days during which time petitions to deny or other objections against the application may be filed by interested parties, including members of the public. Once the FCC grants an application, interested parties may seek reconsideration of that grant for 30 days, after which time the FCC may for another ten days reconsider the grant on its own motion. These types of petitions are filed from time to time with respect to proposed acquisitions. Informal objections to assignment and transfer of control applications may be filed at any time up until the FCC acts on the application. If the application does not involve a substantial change in ownership or control, it is a pro forma application. The pro forma application is nevertheless subject to having informal objections filed against it. When passing on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer of the broadcast license to any party other than the assignee or transferee specified in the application.

     Multiple Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market and the combination of radio stations, television stations and newspapers that any entity can own in a single market. The radio multiple-ownership rules may preclude us from acquiring certain stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other stations. The local radio ownership rules are as follows:

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

     On June 2, 2003, the FCC adopted rules which changed the methodology by which it defines a particular radio market and counts stations to determine compliance with the radio multiple ownership restrictions. Those new rules would generally result in parties being able to own fewer radio stations in Arbitron-rated markets than was the case under the previous rules. The FCC’s new rules also provide that parties who own groups of radio stations that comply with the previous multiple ownership rules, but would not comply with the new rules, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible “small businesses.” On September 3, 2003, the United States Court of Appeals for the Third Circuit issued a stay of the FCC’s new rules, which were to become effective on September 4, 2003, pending the outcome of legal proceedings involving those rules. Pending resolution of those proceedings, the FCC has continued to apply its previous rules. If the FCC’s new rules regarding radio multiple ownership are upheld by the courts, our ability to transfer or assign our radio stations as a group to a single buyer in certain markets will be limited and we may be unable to acquire additional stations or clusters of stations in certain markets.

     In addition to limits on the number of radio stations that a single owner may own in a particular geographic market, the FCC also has cross-ownership rules that limit or prohibit radio station ownership by the owner of television stations or a newspaper in the same market. The FCC’s radio/television cross-ownership rules permit a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:

-	in markets where 20 media voices will remain after the consummation of the proposed transaction, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

-	in markets where ten media voices will remain after the consummation of the proposed transaction, an owner may own an additional three radio stations.

     A media voice includes each independently-owned, full power television and radio station and each daily newspaper, plus one voice for all cable television systems operating in the market.

     In addition to the limits on the number of radio stations and radio/television combinations that a single owner may own, the FCC’s broadcast/newspaper cross-ownership rule prohibits the same owner from owning a broadcast station and a daily newspaper in the same geographic market.

     As part of its June 2, 2003 order on broadcast ownership, the FCC adopted new rules which would eliminate television-radio cross ownership restrictions in markets with four or more television stations, and would relax newspaper-broadcast cross ownership restrictions in markets with between four and eight television stations (inclusive). Under these new rules, cross ownership among newspapers, radio and television stations would not be permitted in markets with fewer than four television stations and would not be restricted in markets with nine or more television stations. These new rules have been stayed pending the outcome of the legal proceedings before the Third Circuit Court of Appeals described above, and in the meantime the FCC has continued to apply its previous rules regarding cross ownership.

     The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors, and those who, directly or indirectly, have the right to vote 5.0% or more of the corporation’s voting stock are generally attributable. In addition, certain passive investors are attributable if they hold 20.0% or more of the corporation’s voting stock. The FCC temporarily revoked the single majority shareholder exemption that provided that the interest of minority shareholders in a corporation were not attributable if a single entity or individual held 50% or more of that corporation’s voting stock. However, the FCC grandfathered as non-attributable those minority stock interests that were held as of the date of the revocation. On December 3, 2001, the FCC reinstated the single majority shareholder exemption for all transactions after the order.

     The FCC also has a rule, known as the equity-debt-plus rule, which causes certain creditors or investors to be attributable owners of a station. Under this rule, a major programming supplier or a same-market owner will be an attributable owner of a station if the supplier or owner holds debt or equity, or both, in the station that is greater than 33.0% of the value of the station’s total debt plus equity. A major programming supplier includes any programming supplier that provides more than 15.0% of the station’s weekly programming hours. A same-market owner includes any attributable owner of a media company, including broadcast stations, cable television, and newspapers, located in the same market as the station, but only if the owner is attributable under an FCC attribution rule other than the equity-debt-plus rule. The attribution rules limit the number of radio stations we may acquire or own in any market (and may also limit the ability of certain potential buyers of stations owned by us from being able to purchase some or all of the stations which they might otherwise wish to purchase from us).

     Alien Ownership Rules. The Communications Act prohibits the issuance or holding of broadcast licenses by persons who are not U.S. citizens, whom the FCC rules refer to as “aliens,” including any corporation if more than 20.0% of its capital stock is owned or voted by aliens. In addition, the FCC may prohibit any corporation from holding a broadcast license if the corporation is controlled by any other corporation of which more than 25.0% of the capital stock is owned of record or voted by aliens, if the FCC finds that the prohibition is in the public interest. Our charter provides that our capital stock is subject to redemption by us by action of the Board of Directors to the extent necessary to prevent the loss of any license held by us, including any FCC license.

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

     The FCC’s rules provide that a radio station that brokers more than 15.0% of its weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, in a market where we own a radio station, we would not be permitted to enter into a time brokerage agreement with another local radio station in the same market if we could not own the brokered station under the multiple ownership rules, unless our programming on the brokered station constituted 15.0% or less of the brokered station’s programming time on a weekly basis. FCC rules also prohibit a broadcast station from duplicating more than 25.0% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM), either through common ownership of the two stations or through a time brokerage agreement where the brokered and brokering stations which it owns or programs serve substantially the same area.

     Radio stations may also enter into what are commonly known as joint sales agreements. In a typical joint sales agreement, separately owned and licensed stations agree to enter into cooperative arrangements involving the sale of advertising time and the collection of proceeds from such sales, but involving none or only a limited amount of programming time. Such arrangements are subject to compliance with the requirements of the antitrust laws and the FCC’s rules and policies. In its June 2, 2003 rulemaking, the FCC determined that a radio station that sold more than 15% of the weekly advertising time of another station serving the same market would be considered to have an attributable interest in that other station. These new rules have been stayed pending the outcome of the legal proceedings before the Third Circuit Court of Appeals described above, and in the meantime the FCC has continued to apply its previous rule that joint sales agreements do not constitute attributable relationships.

     Programming and Operation. The Communications Act requires broadcasters to serve the public interest. Since 1981, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a station’s community of license. However, licensees continue to be required to present programming that is responsive to community problems, needs and interests and to maintain records demonstrating such responsiveness. Complaints from listeners concerning a station’s programming will be considered by the FCC when it evaluates the licensee’s renewal application. However, listener complaints, which are required to be maintained in the station’s public file, may be filed with and considered by the FCC at any time.

     Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisement of casinos and lotteries, employment practices, obscene and indecent broadcasts and technical operations, including limits on human exposure to radio frequency radiation.

     The FCC has adopted rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. These rules replace earlier rules that were found by the federal Court of Appeals for the District of Columbia Circuit to be unconstitutional. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the station, and to implement a number of specific longer-term recruitment “outreach”

efforts, such as job fairs, internship programs, and interaction with educational and community groups. Broadcasters must also file reports with the FCC detailing outreach efforts, periodically certify their compliance with the EEO rules, and file certain reports in their public files and with the FCC. The applicability of these policies to part-time employment opportunities is the subject of a pending further rule making proceeding.

     FCC decisions hold that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time which the station offers to its commercial advertisers. This policy has not had a material impact on our programming and commercial advertising operations but the policy’s future impact is uncertain.

     Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters could include:

-	proposals to impose regulatory, spectrum use or other fees on FCC licensees;

-	proposals to impose streaming fees for radio;

-	changes to foreign ownership rules for broadcast licenses;

-	revisions to political broadcasting rules, including requirements that broadcasters provide free air time to candidates;

-	technical and frequency allocation matters;

-	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

-	changes in the FCC’s attribution and multiple ownership policies;

-	changes to broadcast technical requirements;

-	proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone, cable television or other communication lines; and

-	proposals to limit the tax deductibility of advertising expenses by advertisers.

     The FCC has selected In-Band On-Channel ™ as the exclusive technology for terrestrial digital operations by AM and FM radio stations. The FCC has authorized limited commencement of “hybrid” In-Band On-Channel ™ transmissions, that is, simultaneous broadcast in both digital and analog format pending the adoption of formal licensing and service rules. Nighttime operations by digital AM stations have not yet been authorized and remain subject to further review. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel ™ technology would permit a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding In-Band On-Channel ™ technology and what effect such regulations would have on our business or the operations of our radio stations. It is also unclear what impact the introduction of digital broadcasting will have on the markets in which we compete.

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

     We currently own studio facilities in Redding, California; Burton (Flint), Michigan; Lafayette, Louisiana; Peoria, Illinois; St. Cloud, Minnesota; Marcy (Utica-Rome), New York; Watertown, New York; Owensboro, Kentucky; Windsor (Ft. Collins), Colorado; and Ephrata (Lancaster), Pennsylvania. We own transmitter and antenna sites in Redding, California; Burton, Otisville, Millington and Lapeer (Flint), Michigan; St. Cloud, Rice, Stearns County and Graham Township (St. Cloud), Minnesota; Whitestown, Deerfield and Kirkland (Utica-Rome), New York; Watertown and Rutland (Watertown), New York; Peoria County and Woodford County (Peoria), Illinois; Lafayette and Abbeville (Lafayette), Louisiana; Albany, New York; Grand Rapids, Michigan; Owensboro, Utica and Henderson (Owensboro), Kentucky; Pierce, Windsor and Wellington (Ft. Collins), Colorado; and Lancaster and Wyomissing (Lancaster), Pennsylvania. We expect to acquire additional and dispose of certain real estate in connection with our pending transactions. We lease our remaining studio and office facilities, including corporate office space in Covington, Kentucky, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment.

     Substantially all of our personal property and equipment serve as collateral for our obligations under our existing credit facility.

ITEM 3. LEGAL PROCEEDINGS.

     As previously reported, Regent Communications, Inc. and certain of its officers were named as defendants in a class action lawsuit relating to our initial public offering, which proceeding remains pending in the United States district court for the Southern District of New York. The suit against Regent is a related proceeding to the In re Initial Public Offering Securities Litigation brought by various plaintiffs in connection with various initial public offerings conducted during the applicable statute of limitations time periods. Although the suit remains in its preliminary stages, the Regent officers who were initially named as defendants have subsequently been dismissed from the proceeding. In addition, settlement discussions are ongoing with respect to the In re Initial Public Offering Securities Litigation, and Regent expects to participate in a settlement that will effectively end its participation in the litigation. The terms of the agreement have been reached and the settlement should be finalized in the near future. Notwithstanding the foregoing, the outcome of this litigation remains uncertain and we have not reserved for it.

     We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2003.

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

	High	Low
2003
First quarter	$6.65	$4.50
Second quarter	$6.62	$4.71
Third quarter	$7.05	$4.97
Fourth quarter	$7.10	$5.80
2002
First quarter	$8.88	$4.90
Second quarter	$8.90	$6.01
Third quarter	$7.00	$4.26
Fourth quarter	$6.90	$4.81

     As of March 4, 2004, there were approximately 267 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.

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

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001	2000	1999
OPERATING RESULTS (1):
Net broadcast revenues	$80,578	$70,390	$53,745	$44,107	$23,854
Operating income (loss)	13,537	9,460	(3,078)	831	(612)
Income (loss) before income taxes and cumulative effect of accounting change (2)	9,668	6,819	(2,378)	13,852	(6,771)
Cumulative effect of accounting change, net of income taxes (3)	—	(6,138)	—	—	—
Net income (loss)	5,706	(6,480)	(1,713)	13,852	(6,771)
Preferred stock dividend requirements	—	—	—	(629)	(5,205)
Preferred stock accretion	—	—	—	(26,611)	(17,221)
Income (loss) applicable to common shares	5,706	(6,480)	(1,713)	(13,388)	(29,197)
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) before cumulative effect of accounting change	$0.12	$(0.01)	$(0.05)	$(0.42)	$(121.65)
Cumulative effect of accounting change	—	(0.14)	—	—	—

Basic and diluted net income (loss) per common share	$0.12	$(0.15)	$(0.05)	$(0.42)	$(121.65)

Weighted average number of common shares used in calculation:
Basic	46,515	43,177	34,218	31,715	240
Fully diluted (4)	46,837	43,177	34,218	31,715	240

	DECEMBER 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA (1):
Current assets	$16,068	$16,984	$12,179	$12,012	$10,329
Total assets	373,301	308,030	306,356	252,733	83,727
Current liabilities	7,958	7,948	6,054	4,902	3,115
Long-term debt and capital leases, less current portion	67,714	11,449	87,094	45,094	25,331
Redeemable preferred stock	—	—	—	—	89,265
Total stockholders’ equity (deficit)	$283,798	$278,490	$208,338	$198,420	$(37,810)

(1)	Acquisitions in 2003, 2002, 2001, 2000, and 1999 affect comparability among years (see Note 2 in Notes to Consolidated Financial Statements).

(2)	Under current accounting guidance, amounts formerly recorded as extraordinary loss due to the write-off of unamortized deferred finance costs are now included as a component of interest expense. Those amounts previously recorded in extraordinary loss and now included in interest expense are $1.1 million and $0.5 million for the years 2000 and 1999, respectively. In 2003, Regent wrote-off approximately $1.0 million in unamortized deferred finance costs, which are included as a component of interest expense.

(3)	Refer to Note 8 of the Notes to Consolidated Financial Statements.

(4)	Shares for fully diluted are the same as basic in years 1999 through 2002 as the effect of outstanding common stock options and warrants was anti-dilutive in those years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Cautionary Statement Concerning Forward-Looking Statements

     This Form 10-K includes certain forward-looking statements with respect to our company and its business that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs and the plans and objectives of management for future operations. We use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project” and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-K include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, the current political unrest and ongoing war on terrorism in the Middle East, increased competition for attractive radio properties and advertising dollars, fluctuations in the cost of operating radio properties, our ability to manage our growth, our ability to integrate our acquisitions, and changes in the regulatory climate affecting radio broadcast companies. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.

Executive overview

     We formed Regent in November 1996 to acquire, own and operate clusters of radio stations in mid-sized and small markets. Our primary objective is to increase Regent’s value to our stockholders by growing the number of radio stations and markets in which we operate and by improving the financial performance of the stations we own and operate in those markets. We measure our progress by evaluating our ability to continue to increase the number of stations we own and to improve the post-acquisition performance of the radio stations that we acquire.

     Growth in radio stations and markets. Since our inception, we have negotiated 35 separate transactions for the acquisition and disposition of radio stations in various markets. We have grown rapidly to our current size of 75 radio stations in fifteen markets. We achieved this growth through completed and pending acquisitions of 108 stations in 26 markets and the sale or exchange of 33 stations in eleven markets. We expect to continue to grow our company by entering new markets where we see growth potential.

Additionally, we seek to continue to strategically upgrade our presence in each of our markets through additional acquisitions and to continue to enhance our radio portfolio by selling or exchanging existing stations for stations in markets where there is more opportunity for growth. Of our radio station portfolio, 35 stations have been owned or operated by our Company for less than three years. We consider this group as being in the start-up or developmental stages and are the stations that have the most opportunity for improved results going forward.

     Our strategy is illustrated by our February 2003 acquisition of 12 radio stations in four markets from Brill Media Company LLC. That acquisition positioned us to negotiate the following additional four complementary transactions (See Note 2 in the Notes to Consolidated Financial statements), which strengthened our position in certain markets and allowed us to enter a new, more attractive market:

•	The exchange of four radio stations in Duluth, Minnesota that we had acquired in the Brill transaction, for five radio stations serving the Evansville, Indiana market, a market that we already have a presence in through the Brill transaction. This transaction was completed in January 2004.

•	The pending purchase of two radio stations serving the Ft. Collins-Greeley, Colorado market, one of which we began providing programming and other services to in February 2003.

•	The exchange of six radio stations we currently own in two markets, Erie and Lancaster, Pennsylvania for five radio stations serving the Bloomington, Illinois market. In February 2004, we began providing programming and other services to the stations we intend to acquire, and the purchaser of the stations we intend to sell began providing the same such services to those stations.

•	The pending transaction in Ft. Collins-Greeley in which we will receive $1.0 million in cash, net of our costs, from another operator to move our antenna off the KTRR-FM tower to our KUAD-FM tower, which will enable us to have a better signal into the Ft. Collins-Greeley market as well as relieve us of the long-term lease obligation on the KTRR tower.

     In order to fuel our growth, we have obtained funds from a variety of financing transactions, including our January 2000 initial public offering, our November 2001 private placement of common stock, our April 2002 public offering of common stock, and our credit facilities from financial institutions. After giving effect to our pending transactions, we currently have available $69.7 million under our current credit facilities for future acquisitions and other purposes, subject to the terms and conditions of our credit facility. Additionally, subject to market conditions, Regent’s financial performance and other factors, we have the ability to quickly access the public markets for up to approximately $171.2 million through additional public offerings of common or preferred stock and/or various debt securities pursuant to our currently effective shelf registration on file with the Securities and Exchange Commission.

     Performance of our stations and markets. The principal source of our revenue is the sale of broadcasting time on our radio stations for advertising. Our revenue is driven primarily by the amount of advertising time that we sell and the advertising rates that our radio stations are able to charge. The advertising rates are based upon a station’s ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by periodic Arbitron Radio Market Reports. In evaluating the performance of our various radio stations in our various markets, we focus on same station results as well as overall growth in our revenues and profitability. We believe that meaningful quarter-to-quarter comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of stations acquired or disposed of during those periods. Additionally, barter is excluded in this comparison, as it customarily results in volatility between quarters, although differences over the full year are not material.

     The advertising environment for radio in 2003 was comparable to 2002, as advertiser demand for air time was sluggish. The war in Iraq slowed what appeared to be a promising first quarter after a relatively strong start in January and February of 2003. The war, combined with the lingering events of September 11, 2001 and generally weak economic conditions, created a difficult two-year period for the radio industry as a whole, including Regent. We anticipate that the demand for advertising will improve somewhat in 2004. While political advertising was less than 1% of our revenue stream in 2003, we expect to see a bigger impact in 2004 as it is a presidential election year. We also anticipate that the 2004 Olympics will generate additional radio advertising because some advertisers will be unable to obtain television airtime for advertising and typically look to increased radio advertising as an alternative.

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

     Our financial results are seasonal. As is typical in the radio broadcasting industry, we expect our first calendar quarter to produce the lowest revenues for the year, and the fourth calendar quarter to produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

     To enhance the operations of our stations we have organized oversight of the radio stations into four regions with a regional vice president responsible for the operations in each region as well as their own market. The synergies and idea sharing that has been generated by this alignment has been strategic as we continue to develop our stations. Additionally, we have invested in our corporate infrastructure to accommodate our acquisition strategy. We believe that we are well positioned to rapidly and significantly increase the size of our company, with relatively minimal increases in corporate overhead.

     Prior to 2002, and excluding gains on the sale or exchange of radio stations, we have historically generated net losses, primarily as a result of significant non-cash charges for depreciation and amortization relating to the acquisitions of radio stations and interest charges on outstanding debt. The FCC licenses and goodwill attributable to substantially all of our radio stations have historically been amortized on a straight-line method over a 15- to 40-year period. Upon adoption of SFAS 142 in January 2002, we ceased amortizing all goodwill and FCC licenses. Additionally, the goodwill and FCC licenses that we recorded for acquisitions that we completed subsequent to July 1, 2001, were not amortized due to this new guidance. Based upon the large number of acquisitions we consummated within the last three years, we anticipate that depreciation charges will continue to be significant for several years. To the extent that we complete additional acquisitions, our interest expense and depreciation charges related to property and equipment and other intangible assets are likely to increase.

The Sarbanes-Oxley Act of 2002 - Section 404

     The Sarbanes-Oxley Act of 2002 was enacted on July 30, 2002, largely in response to a number of major corporate and accounting scandals involving some of the largest and well-known companies in the

United States. In the second half of 2002 and in fiscal year 2003, we have expended significant internal resources to comply with the new corporate governance mandates contained in this law and related regulations adopted by the Securities and Exchange Commission, the Department of Labor and the Nasdaq National Market. Section 404 of the Sarbanes-Oxley Act becomes effective this year and it requires that by December 31, 2004, we must:

•	Document and test the internal controls over financial reporting;

•	Form an evaluation, based on sufficient evidence, as to the overall effectiveness of our system of internal controls over financial reporting and;

•	Issue an annual assertion on the effectiveness of internal control over financial reporting beginning with the year ended December 31, 2004.

     We will incur approximately $0.6 million in increased costs in 2004 to comply with Section 404 and we are uncertain as to the long term cost effects at this time. Our external auditors must review the work performed by management and perform independent tests of the internal controls and will then issue a report on internal control over financial reporting. We are currently in the process of documenting all of the financial processes and internal controls in all of our radio stations as well as in the corporate office and anticipate testing our controls in the second quarter of 2004. Any weaknesses in our internal controls that are found during the testing will be remediated and then retested. We believe that we will be in full compliance with Section 404 by the end of 2004.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, allocating the purchase price of acquisitions, evaluating the realizability of our deferred tax assets, determining the recoverability of our long-lived assets and evaluating our goodwill and indefinite-lived intangible assets for impairment. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Goodwill and Indefinite-Lived Intangible Assets - Our FCC licenses qualify as indefinite-lived intangible assets, and represent a significant portion of the assets on our balance sheet. We apply a fair value approach employing a discounted cash flow methodology to test impairment of both indefinite-lived intangible assets and goodwill on a market by market basis. To arrive at a value for discounted cash flow of a market, management relies upon estimates of future cash flows and the effects of changes in business conditions. Local economic conditions in each of our markets could impact whether an FCC license or goodwill is impaired, as a decrease or increase in market revenue could negatively or positively impact discounted cash flows. Additionally, other factors such as interest rates, the performance of the S&P 500, as well as capital expenditures can affect the discounted cash flow analysis. To the extent that the carrying value exceeds the fair value of the assets, an impairment loss will be recorded in operating income.

Impairment of Long-Lived Assets – Our long-lived assets to be held and used (fixed assets and definite-lived intangible assets) are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. If we were to determine that the carrying amount of an asset was not recoverable, we would record an impairment loss for the difference between the carrying amount and the fair value of the asset. We determine the fair value of our long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used. The amount of intangibles with definite lives that we have recorded is not material.

Deferred Tax Assets - At December 31, 2003, we had a deferred tax asset of approximately $16.9 million before valuation allowance, the primary component of which is our net operating loss carryforwards. While we have a valuation allowance of $3.9 million set up for tax assets expiring through 2016, we have determined that it is not necessary to record a valuation allowance against our net operating loss carryforwards for years 2017 through 2023, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration the run-off of significant tax amortization related to existing FCC licenses and deductible goodwill by 2016. However, there is no assurance that our projections will be achieved, and if our taxable income projections fall short, we most likely would need to record additional valuation allowance against the deferred tax assets that would not be utilized. The need to record an additional valuation allowance against our deferred tax assets is reviewed quarterly, and if we were to determine that we would be unable to realize a portion, or the remainder of the deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded as expense in the period such determination was made. Additionally, if it were determined that we would be able to utilize a portion of the net operating loss carryforwards that are reserved for in the valuation allowance, an adjustment to the valuation allowance would be recorded as a reduction of expense. If our provisions for current or deferred taxes are not adequate due to unfavorable law changes or unforeseen circumstances, we could experience losses in excess of the current or deferred income tax provisions we have established.

Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We routinely review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received. A one percent change to our allowance as a percent of our outstanding accounts receivable at December 31, 2003 would cause a decrease in net income of approximately $0.1 million, net of tax.

Effect of Recently Issued Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance could be classified as equity or mezzanine equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheet. SFAS 150 affects an entity’s classification of mandatorily redeemable instruments, financial instruments to repurchase an entity’s own equity instruments and financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based entirely on a fixed monetary amount known at inception or something other than changes in its own equity instruments. The Company adopted SFAS 150 effective June 30, 2003, with no impact to the Company’s financial position, cash flows or results of operations. Under its currently effective shelf registration statement, the Company has the ability to offer for sale financial instruments with characteristics of both debt and equity. If the Company were to issue such instruments, the provisions of SFAS 150 would be applied.

RESULTS OF OPERATIONS

     The key factors that have affected our business over the last three years are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our consolidated financial statements and the related footnotes included herein.

2003 Compared to 2002

     Results from operations in 2003, as compared to 2002, were affected considerably by full year results for our 2003 acquisitions in Evansville, Indiana, Ft. Collins-Greeley, Colorado and Lancaster, Pennsylvania which we began operating in September 2002, and to a lesser extent our 2002 acquisitions of radio stations in Flint and Grand Rapids, Michigan (see Note 2 in the Notes to the Financial Statements). Additionally, in March 2003, we began operating five additional stations in Evansville, Indiana under a time brokerage agreement with Clear Channel Broadcasting, Inc. and its related affiliates. Accordingly, the results of our operations in 2003 are not comparable to those of the prior period, nor are they necessarily indicative of future results.

Net Broadcast Revenues

     The radio industry has experienced a difficult last few years as the effects of September 11, 2001, the war on terrorism, the war in Iraq and other related events, negatively impacted the advertising environment. Overall advertising growth has remained somewhat flat in 2003 with national business showing larger growth than local business. We have felt the impact of such matters and we believe our financial performance is comparable to the radio industry as a whole. However, the national growth was not as significant to us as national advertising only represents approximately 15% of our revenue. Additionally, eleven of our markets are over 100 in terms of market revenue rank where national business growth was not as significant as in the larger markets. Accordingly, our results were much more impacted by locally driven revenues.

     Net broadcast revenues of approximately $80.6 million in 2003 represented a 14.5% increase over 2002 net revenues of approximately $70.4 million. Approximately $8.2 million of the increase was attributable to full year results for stations we acquired in 2003. Results for the stations we began operating under time brokerage agreements in 2003 contributed approximately $2.9 million of the net revenue increase, and the difference was due to revenue decreases at stations we owned for both years.

     The increase in net revenue in 2003 of $10.2 million was comprised primarily of: $9.6 million of local revenue; $1.3 million of national revenue; $0.6 million of non-traditional broadcast revenue; and $0.1 million of non-cash barter revenue. These increases were partially offset by decreases in political revenues of $0.8 million, as 2003 was an off election year, and other miscellaneous revenue of $0.6 million. The Evansville stations that we exchanged for the Duluth stations accounted for revenue generated during 2003 that was not in our 2002 revenue, although that effect was somewhat mitigated by our operation of the Duluth stations from September 2002 through December 2002.

Station Operating Expenses

     Operating expenses were approximately $56.5 million in 2003, compared to approximately $49.0 million in 2002. The increase is primarily a result of full year results for the stations we acquired in 2003, which represented approximately $5.0 million of the increase, as well as expenses for the stations we purchased or operated under time brokerage agreements in 2003, which added approximately $3.3 million of additional operating expense. The remaining $0.8 million of cost reduction was attributable to cost savings at the stations we have owned for all of 2002 and 2003. Part of the savings was attributable to compensation savings as a result of the revenue shortfalls.

     As 2003 was a difficult year for advertising revenue, it was important for us to balance our investment spending with cost control. Our discretionary dollars remained relatively flat to prior year spending. We have continued to invest in research and promotional expenses, which we incur to properly target our intended demographic audiences within our markets, as well as to promote our radio stations through various advertising campaigns and contest prize give-aways, as we believe these expenditures will promote long-term growth at our radio stations. Expenses directly related to the generation of revenue such as sales commissions increased approximately $1.9 million. The administrative costs required to operate the facilities at our markets such as power and rent increased by approximately $1.6 million and our compensation and benefits expenses increased by approximately $3.7 million. Non-cash barter expense increased by $0.4 million in 2003.

Depreciation and Amortization

     Depreciation and amortization expense increased by 27.0%, from approximately $3.4 million in 2002, to approximately $4.3 million in 2003. This was primarily due to increased depreciation expense related to acquisitions that were closed during 2003 and the second half of 2002.

Corporate Expense

     Corporate general and administrative expenses in total remained relatively flat in 2003 compared to 2002. However, variances occurred within various accounts. Those variances include increases in: payroll expense due to annual performance increases; travel and entertainment; technology communications expense as a result of the addition of four markets purchased from Brill Media; management conferences not held in the prior year; and increased rent expense primarily as a result of the termination of the sublease of our old office space. These increases were offset by an approximate 50% decrease in incentive compensation due to the difficult business revenue environment in 2003.

Interest Expense

     Interest expense increased by 66.3% from $2.2 million in 2002 to $3.7 million in 2003. The increase was due to debt that was incurred to close the Brill transaction in February 2003, as well as the write-off of approximately $1.0 million in unamortized deferred finance costs related to our old credit facility. Average outstanding long-term debt balances in 2003 were $62.1 million compared to $33.8 million in 2002. The increase in interest expense was somewhat mitigated by a lower weighted average interest rate in 2003 of 2.87% compared to 3.59% in 2002.

Income Taxes

     We recorded income tax expense of approximately $4.0 million in 2003 representing a 41% effective rate. The rate includes a state rate of approximately 5.7% as well as the 34% federal rate. Additionally, 1.8% was attributed to a small valuation allowance we recorded for state net operating losses generated in 2003 and miscellaneous adjustments accounted for a decrease of 0.5%. We recorded income tax expense of approximately $7.2 million in 2002, prior to the income tax benefit from cumulative effect of accounting change. This represented a 34% federal rate and a 4.8% state rate, and included $4.4 million of income tax expense related to the establishment of valuation allowances on our federal and state net operating loss carryforwards scheduled to expire in the years 2002 through 2016. In arriving at the determination as to the amount of the valuation allowance required for the year ended December 31, 2002, we considered the impact of deferred tax liabilities resulting from purchase transactions, statutory restrictions on the use of operating losses, and a tax planning strategy available to us. We determined that when considering the current state of private market values for radio station assets, it would be more likely than not that we would not be able to implement our tax planning strategy within the foreseeable future resulting in the establishment of the valuation allowance.

     We determined that it was not necessary in 2003 to record additional valuation allowance against our Federal net operating loss carryforwards for years 2017 through 2023, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration the run-off of significant tax amortization related to existing FCC licenses and deductible goodwill by 2016.

     We have cumulative federal and state tax loss carryforwards of approximately $64.0 million at December 31, 2003, which expire in the years 2004 through 2023. The utilization of a portion of the net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.

Same Station Results

     Our revenues are produced exclusively by our radio stations and we believe that an analysis of the revenue of stations that we owned for the full years 2002 and 2003 is important because it presents a more direct view of whether or not our stations are operating effectively. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.

     While acquisitions have affected the comparability of our 2003 operating results to those of 2002, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of markets disposed of during those years. The following comparable results between 2003 and 2002 includes the results of 61 stations in twelve markets and are listed in the table below by quarter, excluding the effect of barter transactions (dollars in thousands).

	2003	2002
Quarter 1	Net Revenue	Net Revenue	% Change
Net broadcast revenue	$16,733	$12,986
Less remaining stations and barter effect	4,209	691

Same station net broadcast revenue	$12,524	$12,295	1.9%

     Revenue for the first quarter of 2003 was negatively impacted by the war in Iraq, as March was particularly affected after two fairly successful months in January and February. In addition, we had a very successful first quarter of 2002, making comparable revenue growth in 2003 difficult, given the economic climate. Also, we had political revenue of approximately $150,000 in the first quarter of 2002 that we did not have in the first quarter of 2003.

	2003	2002
Quarter 2	Net Revenue	Net Revenue	% Change
Net broadcast revenue	$21,453	$17,262
Less remaining stations and barter effect	5,407	1,072

Same station net broadcast revenue	$16,046	$16,190	(0.9)%

     Revenue for the second quarter was slightly down compared to the prior year quarter results, as advertising economic conditions showed continued negative impact from the war. April revenue exceeded prior year and May and June were down 2% and 3.5%, respectively. Additionally, we had a non-traditional broadcast revenue shortfall of approximately $150,000.

	2003	2002
Quarter 3	Net Revenue	Net Revenue	% Change
Net broadcast revenue	$21,353	$18,710
Less remaining stations and barter effect	5,203	2,066

Same station net broadcast revenue	$16,150	$16,644	(3.0)%

     The weakness in the advertising economy continued into the third quarter of 2003 as revenue was lower by $0.5 million compared to 2002. Local revenue was flat compared to the prior year third quarter and national was favorable by 2.6%. Non-traditional broadcast revenue was down by approximately $0.5 million, half of which was related to two events that were cancelled in 2003 but were included in 2002 results. Political revenue was down by approximately $0.2 million compared to the third quarter of 2002.

	2003	2002
Quarter 4	Net Revenue	Net Revenue	% Change
Net broadcast revenue	$21,039	$21,432
Less remaining stations and barter effect	5,164	5,441

Same station net broadcast revenue	$15,875	$15,991	(.7)%

     Net revenue for the fourth quarter of 2003 showed some modest improvement in the advertising environment as October was down 2.8% and November and December were flat compared to the fourth quarter of 2002. Local revenue was up 3% and political revenue was down by approximately $0.5 million as 2002 forth quarter had some hotly contested elections in some of our markets. Additionally, non-traditional broadcast revenue was down by approximately $0.2 million compared to the fourth quarter of 2002.

2002 Compared to 2001

     Results from operations in 2002, as compared to 2001, were affected considerably by full year results for our 2001 acquisitions in Peoria, Illinois, Lafayette, Louisiana, and to a lesser extent, Erie, Pennsylvania, and our 2002 acquisitions of radio stations in Flint and Grand Rapids, Michigan, as well as the 2001 disposition of our stations in Palmdale, California. Additionally, in September 2002, we began operating the Brill Media stations under time brokerage agreements. Accordingly, the results of our operations in 2002 are not comparable to those of the prior period, nor are they necessarily indicative of future results. Additionally, our results for the third and fourth quarters of 2001 were negatively impacted by the September 11, 2001 terrorist attacks.

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

Depreciation and Amortization

     Depreciation and amortization expense decreased by 75.0% from approximately $13.4 million in 2001 to approximately $3.4 million in 2002. Effective January 1, 2002, we adopted the provisions of SFAS 142, which eliminated the amortization of goodwill and other intangible assets determined to have an indefinite life, and also requires an annual impairment testing of those assets. Amortization expense related to goodwill and indefinite-lived intangible assets was approximately $6.3 million, net of income taxes, for the year ended December 31, 2001.

Corporate Expenses

     Corporate general and administrative expenses increased from approximately $4.9 million in 2001 to approximately $6.1 million in 2002. This increase was due to a combination of the following: salary components of two employees who were charged at the market level in 2001 and were charged to corporate expense in 2002, due to our ability to leverage those resources at the corporate level; increased legal expenses; implementation of and compliance with various provisions of the Sarbanes-Oxley Act of 2002; an increase in Director’s and Officer’s insurance premiums; and cash compensation paid to outside Directors for their service on the Company’s Board of Directors, a policy which began in 2002.

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

Gain on Sale on Long-lived Assets

     On March 12, 2002, we completed the sale of WGNA-AM in Albany, New York for $2.0 million in cash. We recorded a pre-tax gain of approximately $442,000 on the sale. We treated the disposal of WGNA-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the stations had no independent revenue stream from its operations.

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

Gain on Sale of Radio Stations

     On June 1, 2001, we completed the sale of our three stations in Palmdale, California to Concord Media Group, Inc. We recognized a pre-tax gain of approximately $4.4 million on this transaction, which is reflected in the Consolidated Statements of Operations for the year ended December 31, 2001.

Income Taxes

     We recorded income tax expenses of approximately $7.2 million in 2002, prior to the income tax benefit from cumulative effect of accounting change. This represents a 34% federal rate and a 4.8% state rate, and includes $4.4 million of income tax expense related to the establishment of valuation allowances on our federal and state net operating loss carryforwards scheduled to expire in the years 2002 through 2016. We had cumulative federal and state tax loss carryforwards of approximately $49.8 million at December 31, 2002, which expire in the years 2003 through 2022. The utilization of a portion of the net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. In arriving at the determination as to the amount of the valuation allowance required for the years ended December 31, 2002 and 2001, we considered the impact of deferred tax liabilities resulting from purchase transactions, statutory restrictions on the use of operating losses, and a tax planning strategy available to us. Consequently, during the second half of 2002, we determined that when considering the current state of private market values for radio stations assets, it would be more likely than not that we would not be able to implement our tax planning strategy within the foreseeable future.

Cumulative Effect of Accounting Change

     Upon the adoption of SFAS 142, we completed a transitional impairment analysis of our indefinite-lived FCC licenses and recorded an impairment of approximately $3.9 million, net of income tax benefit of approximately $2.4 million. Additionally, we completed the two-step transitional impairment analysis of goodwill and recorded impairment loss of approximately $2.2 million, net of income tax benefit of approximately $1.4 million. To estimate fair value, we used a discounted cash flow methodology. These losses are reflected as a cumulative effect of accounting change in the Consolidated Statements of Operations for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Executive Overview

     Since our inception, we have demonstrated our ability to access the public markets to raise capital for acquisitions as discussed above. We have also negotiated three separate credit facilities with a number of banking institutions, with the most recent credit facility being put in place in June 2003. We believe that we have sufficient access to funds so that we will be able to continue to pursue our growth strategy during 2004.

     Our liquidity has been supported by a strong credit policy that has enabled the Company to keep write-offs of accounts receivable to approximately 1% of net revenue or lower in the last three years. Additionally, our accounts receivable days sales outstanding decreased the last three years from 68 days in 2001 to 63 days in 2003, which was further strengthened in 2003 by the implementation of a bonus program for the business offices in our radio stations, which is based on certain criteria related to the collection of accounts receivables.

     We expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements. Excluding consolidation projects, where we consolidate duplicate facilities in a market, our capital expenditures have been approximately 2% of our net revenue. Additionally, we have maintained a disciplined acquisition approach that has enabled us to consistently keep our debt leverage under our bank covenant levels. One half of our outstanding term loan is on a fixed interest rate through June 2006 and the other half is variable rate. Our interest rates are based on LIBOR rates and we had a weighted average interest rate in 2003 of 2.87%. Our term loan begins to reduce on December 31, 2004 with an initial payment of approximately $0.8 million and continues quarterly thereafter to termination. The revolving credit facility begins to reduce on June 30, 2005 and continues thereafter to termination.

     We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to complete our pending acquisition and to meet our requirements for corporate expenses and capital expenditures for the remainder of 2004, based on our projected operations and indebtedness and giving effect to scheduled credit facility commitment reductions. After giving effect to all completed and pending asset transactions, at December 31, 2003, outstanding borrowings under our existing credit facility would be approximately $80.2 million, with available borrowings of approximately $70.7 million, subject to the terms and conditions of the credit facility. We have the capability to borrow up to a leverage ratio of 6.00 :1.00 through 2004 and at December 31, 2003 our debt leverage ratio including all pending transactions was 4.32 :1.00.

     Upon the completion of our pending transactions in Bloomington, Illinois and Ft. Collins-Greeley, Colorado, where we will likely borrow on our revolving credit facility, we expect the long-term cash needs of the Company to be satisfied by cash from operating activities, including the scheduled reductions of our credit facility. We will further reassess our long-term cash requirements as additional acquisitions may be identified.

Discussion of Consolidated Statements of Cash Flows

     Our cash and cash equivalents balance at December 31, 2003 was approximately $1.7 million compared to approximately $2.7 million at December 31, 2002. The decrease is due primarily to a decrease in deposits in transit that is related to improvements in our cash management system through migration to a lockbox collection process. Consolidated cash balances are typically maintained between one to two million dollars as excess cash generated by operating activities after investing activities is utilized to pay down the revolving credit facility.

     Net cash provided by operating activities was approximately $14.0 million in 2003, compared to approximately $11.0 million in 2002 representing an increase of 27%. The increase was due primarily to the operating activities of radio stations acquired or operated under time brokerage agreements in 2003 and in the latter part of 2002. The increase in accounts receivable reduced net cash from operating activities by $0.7 million in 2003 compared to $4.6 million in 2002. The increase in the 2002 accounts receivable was due primarily to the increase of the Brill station accounts receivables that we began operating in September 2002.

     Cash flow used in investing activities was approximately $68.3 million in 2003 compared to approximately $8.3 million in 2002. The increase in 2003 was due primarily to the acquisition of the Brill stations in 2003. Capital expenditures were higher in 2003 by approximately $1.2 million due to consolidation projects in Flint and Peoria and new facilities in Utica.

     Cash flows provided by financing activities were approximately $53.4 million in 2003, compared to cash flows used in financing activities of approximately $1.8 million in 2002. The increase in 2003 reflects the borrowing of funds to close the Brill transaction in 2003. During 2002, proceeds received from our April 2002 stock offering and the final proceeds received from our November 2001 private placement of equity were used to repay borrowings under our credit facility.

Sources of Funds

     In 2003, our sources of cash totaled approximately $150.5 million, including $72.9 million borrowed to pay off the old credit facility, and were derived from a combination of: cash provided by operating activities; borrowings under our new credit facility net of financing costs; and, to a much lesser extent, net proceeds from the sale of long-lived assets.

     On June 30, 2003, we entered into a new senior secured reducing credit agreement with a group of lenders that provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. Regent incurred approximately $2.0 million in financing costs related to the new credit facility, which are being amortized over the life of the facility using the effective interest method. The new credit facility is available for working capital and permitted acquisitions, including related acquisition costs. At December 31, 2003, we had borrowings under the new credit facility of $67.5 million, comprised of a $65.0 million term loan and $2.5 million of revolver borrowings, and available borrowings of $82.5 million, subject to the terms and conditions of the facility. The borrowings under the new credit facility were used to pay off the outstanding indebtedness under the old credit facility and the financing costs related to the new credit facility. At June 30, 2003, we incurred approximately $1.0 million of interest expense to write-off unamortized deferred finance costs related to our old credit facility. At December 31, 2002, we had borrowings of approximately $11.0 million under our old credit facility.

     The term loan commitment reduces over seven years beginning on December 31, 2004, and the revolving commitment begins reduction on June 30, 2005, approximately as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment
2003	$85,000	$65,000
2004	85,000	64,188
2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	-0-	-0-

     The letter of credit subfacility of $35.0 million reduces over a four- and one-half year period beginning June 30, 2006. The new credit facility also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility, which matures not earlier than six months after the maturity date of the new credit facility, and is also subject to mandatory reductions. Borrowings that are outstanding under the incremental loan facility after the original maturity date of the new credit facility may have different or additional financial or other covenants, and may be priced differently than the original term and revolving loans. The Company’s ability to borrow amounts under this incremental loan facility expires June 30, 2006.

     Under the current credit facility, we are required to maintain a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5% in either case plus the applicable margin determined under the new credit facility, which varies between 0.0% and 1.5% depending upon our consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 1.5% and 3.0%, depending upon our consolidated leverage ratio. Borrowings under the new credit facility bore interest at an average rate of 3.15% at December 31, 2003. Borrowings under the old credit facility bore interest at an average rate of 2.67% at December 31, 2002. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the new credit facility. The underwriting commitment varies between 0.375% and 0.625% depending upon the amount of the new credit facility utilized. Our indebtedness under the new credit facility is collateralized by liens on substantially all of our personal property assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by those subsidiaries.

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

Uses of Funds

     In 2003, we utilized our sources of cash primarily to: repay borrowings of approximately $82.0 million of which $72.9 million was utilized to pay off our old credit facility; pay financing costs for the new credit facility of $2.0 million; acquire radio stations and pay related acquisition costs totaling approximately $62.9 million; and repurchase shares of our common stock for approximately $1.0 million. Additionally in 2003, we funded capital expenditures of approximately $5.0 million of which approximately $3.2 million was utilized to upgrade our equipment and consolidate duplicate facilities in order to remain competitive and to create cost savings over the long term. Maintenance capital expenditures were $1.8 million in 2003 compared to $1.3 million in 2002. The increase in 2003 is due primarily to general increases in expenditures due to significantly more owned and operated stations in 2003. We expect capital expenditures to be approximately $1.0 million in the first quarter of 2004 of which $0.8 million is projected to be maintenance capital expenditures.

     On February 25, 2003, we completed the acquisition of 12 radio stations from Brill Media Company LLC and its related entities. We began providing programming and other services to the stations under a time brokerage agreement on September 11, 2002. The stations we acquired and the markets they serve are as follows:

•	WIOV-FM and WIOV-AM, serving the Lancaster-Reading, Pennsylvania market;

•	WKDQ-FM, WBKR-FM and WOMI-AM, serving the Evansville, Indiana and Owensboro, Kentucky markets;

•	KTRR-FM, KUAD-FM and KKQZ-FM (formerly a construction permit prior to commencing broadcast operations on November 1, 2002) serving the Ft. Collins-Greeley, Colorado market, and;

•	KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM, serving the Duluth, Minnesota market.

The purchase price of these assets, including acquisition costs, was approximately $63.6 million, which we paid in cash through borrowings under our credit facility.

Pending Sources and Uses of Funds – Transactions that have Subsequently Closed

     On February 27, 2003, we entered into an agreement with Clear Channel to exchange our four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash for Clear Channel’s five stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, we began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. On January 28, 2004, we completed the exchange with Clear Channel and paid $2.7 million in cash.

Pending Sources and Uses of Funds

     On January 10, 2003, we entered into an agreement to purchase substantially all the assets of KKPL-FM and KARS-FM, serving the Ft. Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price for that period is less than $7.50 per share we may, at our sole discretion, reallocate the purchase price to increase the amount of cash consideration and reduce the portion paid in Regent common stock. On February 1, 2003, we began providing programming and other services to KKPL-FM under a time brokerage agreement. We have placed $387,500 in escrow to secure our obligations under this agreement. The FCC has given us approval on this transaction and we expect to close late in the second quarter or early third quarter of 2004.

     Additionally in the Ft. Collins-Greeley market, we have a pending transaction in which we will receive $1.0 million in cash, net of our costs, from another operator to move our antenna off the KTRR-FM tower to our KUAD-FM tower that will enable us to have a better signal into the Ft. Collins-Greeley market as well as relieving us of a long-term lease on the KTRR tower. We anticipate completing this transaction sometime in the second quarter of 2004.

     On February 9, 2004, we entered into an exchange agreement with Citadel Broadcasting Group (“Citadel”), whereby we agreed to exchange four stations (WXKC-FM, WRIE-AM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market and two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, plus a cash payment, for five stations (WBNQ-FM, WBWN-FM, WTRX-FM, WJEZ-FM, and WJBC-AM) serving the Bloomington, Illinois market. The cash payment will be calculated as a multiple of 7.5 times the excess of station operating income from the Bloomington stations over that of the Erie and Lancaster-Reading stations for the twelve-month period ended January 31, 2004. The cash portion of the purchase price will be funded through borrowings under our credit facility. Effective February 1, 2004, we began providing programming and other services to the Bloomington stations and Citadel began providing the same such services to the Erie and Lancaster-Reading stations. We expect to complete this transaction late in the second quarter or early third quarter of 2004.

     In March 2002 we filed a Registration Statement on Form S-3 covering a combined $250.0 million of common stock, convertible preferred stock, depository shares, debt securities, warrants, stock purchase contracts and stock purchase units (the “Shelf Registration Statement”). The Shelf Registration Statement also covers debt securities that could be issued by one of our subsidiaries, and guarantees of such debt securities by us. We used approximately $78.8 million of the amounts available under the Shelf Registration Statement for our April 2002 offering of common stock, leaving us with capacity of approximately $171.2 million if we were to seek to raise monies in the public markets.

     Our Board of Directors has authorized us to repurchase shares of our common stock on the open market when the share price reaches predetermined levels set by the Board. During the third quarter of 2002, the amount of our common stock we were authorized to repurchase was increased to bring the level to $10.0 million. During the first quarter of 2003, we made purchases of our common stock totaling approximately $1.0 million under this program. We have not purchased any shares since the first quarter of 2003 and still have approximately $9.0 million of remaining capacity under the plan.

Off Balance Sheet Financing Arrangements

     We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.

Contractual Obligations

     Contractual obligations related to our credit facility and other long-term debt, capital leases and operating leases are summarized below (in thousands). Under the terms of our credit facility, our maximum borrowings will reduce over seven years, beginning in 2004. Based upon our outstanding borrowings at December 31, 2003, the payments detailed below under Long-term Debt would be required to maintain compliance with our credit facility.

	Payments Due by Period
Contractual		One year	Two to	Four to
Obligation	Total	or less	three years	five years	Thereafter
Long-term Debt (1)	$67,890	$872	$10,243	$23,075	$33,700
Purchase Obligations (2)	13,445	6,685	6,760	-0-	-0-
Capital Leases	475	339	122	10	4
Asset Retirement Obligations	315	70	-0-	-0-	245
Operating Leases	11,580	1,353	2,348	2,198	5,681

Total Contractual Cash Obligations	$93,705	$9,319	$19,473	$25,283	$39,630

(1) Includes a long-term note payable of approximately $0.4 million. If we are in default of our credit agreement, $67.5 million of long-term debt could be accelerated.

(2) Includes: approximately $0.1 million to complete the construction of the KUAD tower in Ft. Collins, Colorado; approximately $0.1 million to complete the upgrade of the studio facilities in Flint, Michigan; employment contracts of approximately $5.4 million; and sports rights, ratings services and other programming contracts of approximately $7.9 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of the new credit facility, the Company was required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, the Company entered into a LIBOR-based forward interest rate swap agreement, which will effectively convert $32.5 million of its variable-rate debt under the new credit facility to a fixed rate. The swap agreement becomes effective on June 30, 2004 and expires two years from that date. Under this agreement, payments will be made based on a fixed rate, which we set in August 2003 based on the market for a financial instrument of this type at that date. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to its variable-rate debt. Based on our exposure to variable rate borrowings at December 31, 2003, a one percent change in the weighted average interest rate would change our annual interest expense by approximately $350,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Regent Communications, Inc.
Index to Financial Statements

Page
Financial Statements:
Report of Independent Auditors	46
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	47
Consolidated Balance Sheets at December 31, 2003 and 2002	48
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	49
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001	50
Notes to Consolidated Financial Statements	51
Financial Statement Schedules:
For each of the three years in the period ended December 31, 2003:
II - Valuation and Qualifying Accounts	85

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of
  Regent Communications, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Regent Communications, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 8, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 8, 2004

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Broadcast revenues, net of agency commissions of $8,347, $7,296 and $5,594 for the years ended December 31, 2003, 2002 and 2001, respectively	$80,578	$70,390	$53,745
Station operating expenses	56,526	48,963	38,530
Depreciation and amortization	4,262	3,360	13,436
Corporate general and administrative expenses	6,151	6,149	4,857
Impairment of goodwill	—	2,900	—
Loss (gain) on sale of long-lived assets	102	(442)	—

Operating income (loss)	13,537	9,460	(3,078)
Interest expense	(3,671)	(2,208)	(3,279)
Gain on exchange/sale of radio stations, net	—	—	4,444
Other expense, net	(198)	(433)	(465)

Income (loss) before income taxes and cumulative effect of accounting change	9,668	6,819	(2,378)
Income tax (expense) benefit	(3,962)	(7,161)	665

Income (loss) before cumulative effect of accounting change	5,706	(342)	(1,713)
Cumulative effect of accounting change, net of applicable income taxes of $3,762	—	(6,138)	—

NET INCOME (LOSS)	5,706	(6,480)	(1,713)
Other comprehensive loss, net of tax
Net unrealized loss on cash flow hedge	(199)	—	—

NET COMPREHENSIVE INCOME (LOSS)	$5,507	$(6,480)	$(1,713)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) before cumulative effect of accounting change	$0.12	$(0.01)	$(0.05)
Cumulative effect of accounting change	—	(0.14)	—

Net income (loss) per common share	$0.12	$(0.15)	$(0.05)

Weighted average number of common shares used in basic calculation	46,515	43,177	34,218
Weighted average number of common shares used in diluted calculation	46,837	43,177	34,218

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	DECEMBER 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,673	$2,656
Accounts receivable, net of allowance of $868 and $854 at December 31, 2003 and 2002, respectively	13,554	13,517
Other current assets	841	811

Total current assets	16,068	16,984
Property and equipment, net	35,135	26,889
Intangible assets, net	293,673	238,706
Goodwill, net	25,649	24,200
Other assets	2,776	1,251

Total assets	$373,301	$308,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion long-term debt	$872	$60
Accounts payable	2,366	2,050
Accrued compensation	1,402	2,158
Other current liabilities	3,318	3,680

Total current liabilities	7,958	7,948
Long-term debt, less current portion	67,018	11,359
Other long-term liabilities	696	90
Deferred taxes	13,831	10,143

Total liabilities	89,503	29,540
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,083,492 and 48,047,382 shares issued at December 31, 2003 and 2002, respectively	481	480
Treasury stock, 1,542,705 and 1,488,556 shares, at cost at December 31, 2003 and 2002, respectively	(7,758)	(7,575)
Additional paid-in capital	348,016	348,033
Accumulated other comprehensive loss	(199)	—
Accumulated deficit	(56,742)	(62,448)

Total stockholders’ equity	283,798	278,490

Total liabilities and stockholders’ equity	$373,301	$308,030

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$5,706	$(6,480)	$(1,713)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of applicable income taxes	—	6,138	—
Depreciation and amortization	4,262	3,360	13,436
Provision for doubtful accounts	908	819	822
Deferred income tax expense (benefit) and valuation allowance	3,860	7,114	(847)
Write-off of unamortized deferred finance costs	1,032	—	—
Non-cash interest expense	321	281	283
Non-cash charge for compensation	497	499	491
Gain on sale of radio stations, net	—	—	(4,444)
Loss (gain) on sale of long-lived assets	102	(442)	—
Impairment of goodwill	—	2,900	—
Other, net	(102)	(422)	160
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(723)	(4,576)	(328)
Other assets	14	(204)	(107)
Current and long-term liabilities	(1,899)	1,996	597

Net cash provided by operating activities	13,978	10,983	8,350

Cash flows from investing activities:
Acquisitions of radio stations, net of cash acquired, acquisition related costs, and escrow deposits on pending acquisitions	(63,322)	(6,248)	(63,450)
Capital expenditures	(5,033)	(3,856)	(3,161)
Net proceeds from sale of radio stations	—	—	13,393
Net proceeds from sale of long-lived assets and other	29	1,829	27

Net cash used in investing activities	(68,326)	(8,275)	(53,191)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	75,785	4,068
Proceeds from long-term debt	138,500	5,000	60,500
Principal payments on long-term debt	(82,029)	(80,660)	(18,491)
Payment of financing costs	(1,959)	—	—
Payment of issuance costs	(1)	(820)	(249)
Treasury stock purchases	(992)	(1,122)	—
Repayment of capital lease obligations	(154)	—	—

Net cash provided by (used in) financing activities	53,365	(1,817)	45,828

Net (decrease) increase in cash and cash equivalents	(983)	891	987
Cash and cash equivalents at beginning of period	2,656	1,765	778

Cash and cash equivalents at end of period	$1,673	$2,656	$1,765

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in conjunction with the acquisitions of radio stations	$—	$2,445	$7,459

Employer match on 401(k) plan	$402	$294	$307

Capital lease obligations for property and equipment	$150	$—	$—

Supplemental data:
Cash paid for interest	$4,132	$2,082	$3,077

Cash paid for income taxes	$215	$85	$128

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2000	$352	$(7,063)	$259,386	$(54,255)	$—	$198,420
Issuance of 700,000 shares of common stock, net of issuance costs of $373	7	—	3,644	—	—	3,651
Exercise of 28,468 stock options and 37,230 stock warrants	—	—	30	—	—	30
Issuance of 1,001,969 shares of common stock in conjunction with acquisitions	10	—	7,449	—	—	7,459
Stock bonus award (22,825 shares)	—	—	170	—	—	170
Issuance of 55,579 shares of treasury stock for 401(k) match	—	306	15	—	—	321
Net loss	—	—	—	(1,713)	—	(1,713)

Balance, December 31, 2001	369	(6,757)	270,694	(55,968)	—	208,338
Issuance of 10,700,000 shares of common stock, net of issuance costs of $4,832	107	—	74,961	—	—	75,068
Issuance of 384,453 shares of common stock in conjunction with acquisitions	4	—	2,290	—	—	2,294
Exercise of 16,074 stock options	—	—	20	—	—	20
Issuance of 42,706 shares of treasury stock for 401(k) match, net of forfeitures	—	235	38	—	—	273
Issuance of 12,571 shares of treasury stock for employee stock purchase plan	—	69	8	—	—	77
Purchase of 235,660 shares of treasury stock	—	(1,122)	—	—	—	(1,122)
Stock compensation expense	—	—	22	—	—	22
Net loss	—	—	—	(6,480)	—	(6,480)

Balance, December 31, 2002	480	(7,575)	348,033	(62,448)	—	278,490
Stock bonus award (30,960 shares)	—	170	13	—	—	183
Non-cash exercise of 36,110 stock options	1	—	(1)	—	—	—
Issuance of 69,794 shares of treasury stock for 401(k) match, net of forfeitures	—	384	2	—	—	386
Issuance of 49,647 shares of treasury stock for employee stock purchase plan	—	273	(31)	—	—	242
Purchase of 201,500 shares of treasury stock	—	(992)	—	—	—	(992)
Other	—	(18)	—	—	—	(18)
Net income	—	—	—	5,706	—	5,706
Other comprehensive loss	—	—	—	—	(199)	(199)

Balance, December 31, 2003	$481	$(7,758)	$348,016	$(56,742)	$(199)	$283,798

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING POLICIES

a.	CONSOLIDATION:

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

Property and equipment are stated at cost and depreciated on the straight-line basis over the estimated useful life of the assets. Buildings are depreciated over thirty-nine years, broadcasting equipment over a three-to-twenty year life and furniture and fixtures generally over a ten-year life. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts.

e.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (See Note 8). SFAS 142 requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Prior to the implementation of SFAS 142, FCC licenses and goodwill acquired through acquisitions prior to July 1, 2001, were amortized on a straight-line basis over lives ranging from 15 to 40 years. Non-competition agreements are amortized over the life of the agreement.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f.	LONG-LIVED ASSETS:

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

g.	DEFERRED FINANCING COSTS:

Deferred financing costs are amortized using the effective interest method over the term of the related debt.

h.	CONCENTRATIONS OF CREDIT RISK:

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

i.	REVENUE RECOGNITION:

Broadcast Revenue

Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $8.3 million, $7.3 million and $5.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Barter Transactions

Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $4.5 million, $4.5 million, and $3.7 million and barter expense was approximately $4.5 million, $4.1 million, and $3.7 million for the years ended December 31, 2003, 2002, and 2001, respectively.

Time Brokerage Agreements

At December 31, 2003, the Company operated six stations under the terms of time brokerage agreements (“TBAs”). Revenues and expenses related to such stations are included in operations since the effective dates of the TBAs. Fees paid under such TBAs are included in Other expense, net in the accompanying Consolidated Statements of Operations.

j.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

Short-Term Instruments

Due to their short-term maturity, the carrying amount of accounts receivable, accounts payable and accrued expenses approximated their fair value at December 31, 2003 and 2002.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 2003 and 2002.

Interest Rate Swaps

The Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137, SFAS 138 and SFAS 149, which requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method it will use to assess the fair value of the hedge. Changes in the fair value of derivative instruments are either recognized periodically in income or as a component of stockholders’ equity, in accumulated other comprehensive income (loss). The fair value of the hedge instruments are determined by obtaining quotations from the financial institutions that are counterparties to the Company’s hedge agreements. The Company formally documents all relationships between hedging instruments

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

k.	INCOME TAXES:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

l.	ADVERTISING AND PROMOTION COSTS:

Costs of media advertising and associated production costs are expensed the first time the advertising takes place.

m.	ALLOWANCE FOR DOUBTFUL ACCOUNTS:

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is calculated based on a percentage of cash revenue, and includes a provision for known issues. Customer account activity is routinely reviewed to assess the adequacy of the allowance provided for potential losses.

n.	VARIABLE INTEREST ENTITIES:

The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Under the provisions of FIN 46, the Company is required to consolidate the operations of entities for which it is the primary beneficiary, and deconsolidate those entities for which it is no longer the primary beneficiary. The Company may be required to consolidate or deconsolidate the operations of stations it operates as a lessee under time brokerage or local marketing agreements, or those stations it leases to other broadcasting entities under time brokerage or local marketing agreements. The Company will adopt the provisions of FIN 46 for variable interest entity contracts entered into prior to February 1, 2003 during the first quarter of 2004, as required by the statement, and expects no material impact upon adoption.

o.	STOCK-BASED COMPENSATION PLANS:

At December 31, 2003, the Company had four stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands except per share information).

	Year Ended December 31,
	2003	2002	2001
		(Unaudited)
Net income (loss), as reported	$5,706	$(6,480)	$(1,713)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,362)	(1,546)	(1,409)

Pro forma net income (loss)	$4,344	$(8,026)	$(3,122)

Pro forma income (loss) applicable to common shares	$4,344	$(8,026)	$(3,122)

Basic and diluted income (loss) per share:
As reported	$0.12	$(0.15)	$(0.05)
Pro forma	$0.09	$(0.19)	$(0.09)

2.	ACQUISITIONS AND DISPOSITIONS

               The Company seeks to acquire radio stations that enable it to expand within its existing markets and enter into new mid-sized and small markets that fit into Regent’s operating strategy.

Pending Acquisitions and Dispositions

               On January 10, 2003, Regent entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Ft. Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price of Regent common stock for that period is less than $7.50 per share Regent may, at its sole discretion, reallocate the purchase price to increase the amount of cash consideration and reduce the portion paid in Regent common stock. On February 1, 2003, the Company began providing programming and other services to KKPL-FM under a time brokerage agreement. The Company has placed $387,500 in escrow to secure its obligations under this agreement. The Company has received FCC approval for this transaction and expects to complete this transaction in the second or third quarter of 2004.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               On February 9, 2004, Regent entered into an exchange agreement with Citadel Broadcasting Group (“Citadel”), whereby Regent agreed to exchange four stations (WXKC-FM, WRIE-AM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market and two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, plus a cash payment, for five stations (WBNQ-FM, WBWN-FM, WTRX-FM, WJEZ-FM, and WJBC-AM) serving the Bloomington, Illinois market. The cash payment will be calculated as a multiple of 7.5 times the excess of station operating income from the Bloomington stations over that of the Erie and Lancaster-Reading stations for the twelve-month period ended January 31, 2004. The cash portion of the purchase price will be funded through borrowings under the Company’s credit facility. Effective February 1, 2004, Regent began providing programming and other services to the Bloomington stations and Citadel began providing the same such services to the Erie and Lancaster-Reading stations. The Company expects to complete this transaction in the second or third quarter of 2004.

Subsequently Completed Acquisitions and Dispositions

               On January 28, 2004, Regent completed an exchange agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) whereby Regent exchanged four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market, which Regent acquired on February 25, 2003, and $2.7 million in cash, for five radio stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, Regent began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The cash portion of the purchase price was funded through borrowings under the Company’s credit facility.

2003 Acquisitions

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

The net purchase price of these assets after all adjustments, and excluding related acquisition costs, was approximately $61.9 million, which Regent funded through borrowings under its credit facility. Acquisition related costs approximated $1.7 million,

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of which approximately $0.7 million were paid in 2002. The Company received a final independent appraisal for the purchase during the third quarter of 2003.

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

               On June 1, 2002, the Company acquired, through a subsidiary merger with The Frankenmuth Radio Co., Inc., WRCL-FM (formerly WZRZ-FM) serving the Flint, Michigan market, for 209,536 shares of Regent common stock, valued at approximately $1.4 million. The Company also purchased the land and broadcasting assets used by WRCL-FM from MTE Corporation, a related entity, for approximately $0.6 million in cash, net of $125,000 that the Company placed in escrow in 2001 to secure its obligations under these agreements. Prior to the closing, the Company provided programming and other services to the station under a time brokerage agreement, which began January 1, 2002. The Company allocated approximately $0.6 million of the total purchase price to fixed assets and approximately $1.4 million to FCC licenses. Additionally, the Company recorded approximately $0.5 million of goodwill and deferred taxes due to the difference between the fair market value and book value of the assets and liabilities acquired through the merger. The cash portion of the purchase price was funded primarily through proceeds received from the Company’s April 2002 common stock offering.

               Also on June 1, 2002, the Company purchased the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million. The purchase price was paid in cash, net of $250,000 that the Company placed in escrow in 2001 to secure its obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002, the Company purchased the option to buy WFGR-FM from Connoisseur Communications of Flint, L.L.P., paid by the issuance of 174,917 shares of Regent common stock, valued at approximately $1.0 million. Prior to the closing of the agreement, the Company provided programming and other services to the station under a time brokerage agreement, which began January 1, 2002. The Company allocated approximately $38,000 of the purchase price to fixed assets and approximately $4.9 million to FCC licenses. Additionally, the Company recorded approximately $1.4 million of goodwill and deferred taxes due to the difference between the fair market value and book value of the assets and liabilities acquired through the merger. The cash portion of the purchase price was funded primarily through proceeds received from the Company’s April 2002 common stock offering.

               On October 1, 2002, the Company purchased substantially all of the broadcasting assets of WQUS-FM (formerly WRXF-FM) and WLSP-AM, serving the Flint, Michigan market, from Covenant Communications Corporation. Regent began providing programming and other services to the stations under a time brokerage agreement on

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 3, 2001. The $1.3 million purchase price, net of $65,000 that was placed in escrow in 2001 to secure the Company’s obligations under this agreement, was paid using cash from current operations. The Company allocated approximately $0.1 million of the purchase price to fixed assets and approximately $1.2 million to FCC licenses.

2001 Acquisitions and Dispositions

               On May 9, 2001, the Company completed the acquisition by merger with StarCom, Inc. of one AM and two FM radio stations (KXSS-AM, KKSR-FM and KLZZ-FM) serving the St. Cloud, Minnesota market for approximately $5.0 million in cash. Concurrent with the purchase, the Company entered into a $500,000 non-compete agreement with a former shareholder of StarCom, Inc., to be paid ratably over a five-year period. The purchase was funded from borrowings under Regent’s bank credit facility. Prior to the closing of the purchase, the Company provided programming and other services to the stations under a time brokerage agreement, which began in July 2000. The Company allocated approximately $4.9 million of the purchase price to FCC licenses and approximately $0.1 million to fixed assets.

               On June 1, 2001, the Company completed the sale of substantially all the assets of its three radio stations serving the Palmdale, California market (KTPI-FM, KAVC-AM and KOSS-FM) to Concord Media Group, Inc. for approximately $13.5 million in cash. The Company recognized a pre-tax gain of approximately $4.4 million on the sale.

               On August 29, 2001, the Company completed an acquisition from Two Petaz, Inc.; WFYR, Inc.; Winston Communications, Inc. of Illinois; and the Cromwell Group, Inc., of (i) substantially all the assets of radio stations WGLO-FM, WPPY-FM, WRVP-FM and WVEL-AM, serving the Peoria, Illinois market, for a purchase price of approximately $14.0 million in cash and (ii) substantially all the assets of radio stations WFYR-FM and WIXO-FM, also serving the Peoria market, in exchange for 786,141 shares of Regent common stock, valued at approximately $5.8 million. Prior to the closing of the purchase, the Company provided programming and other services to the stations under time brokerage agreements, which began in May 2001. The Company received a final appraisal for this purchase in 2002, and accordingly re-allocated the purchase price to conform to the appraisal. Based on the final appraisal, the Company allocated approximately $14.3 million of the purchase price to FCC licenses, approximately $3.9 million to goodwill, $10,000 to non-compete agreements and approximately $1.6 million to fixed assets.

               On October 15, 2001, the Company completed the acquisition of substantially all of the assets of WQHZ-FM (formerly WJET-FM), serving the Erie, Pennsylvania market, from NextMedia Group II, Inc. for $4.9 million in cash. The Company allocated substantially all of the purchase price to FCC licenses.

               On December 8, 2001 the Company completed the acquisition of substantially all of the assets of seven radio stations serving the Lafayette, Louisiana market (KMDL-FM, KRKA-FM, KFTE-FM, KTDY-FM, KPEL-FM, KPEL-AM and KROF-AM) from ComCorp of Lafayette, Inc. and its affiliates for approximately $38.1 million in cash and 215,828 shares of Regent common stock, valued at approximately $1.5 million. The Company received a final appraisal for this purchase in 2002, and accordingly re-

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allocated the purchase price to conform to the appraisal. Based on the final appraisal, the Company allocated approximately $27.8 million of the purchase price to FCC licenses, approximately $7.9 million to goodwill, and approximately $3.9 million to fixed assets.

               The Company accounted for all of its 2003, 2002 and 2001 acquisitions using the purchase method of accounting. The Company allocated the aggregate purchase price from all acquisitions in 2003 and 2002 as follows (in thousands):

	2003	2002
Barter accounts receivable	$239	$—
Property and equipment	6,972	723
FCC licenses	55,133	7,486
Goodwill	2,238	1,921
Barter accounts payable	(522)	—
Other liabilities	(419)	—

	$63,641	$10,130

               The Company uses independent valuations to determine the fair values of significant assets acquired. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements since their respective dates of acquisition or operation under time brokerage agreements.

               The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of the significant stations acquired in 2003 and 2002, as though those transactions had occurred on January 1, 2002.

	PRO FORMA (UNAUDITED)
	(In thousands, except per share amounts)
	2003	2002
Net broadcast revenues	$80,578	$82,918
Net income (loss)	$5,737	$(4,165)
Net income (loss) per common share:
Basic	$0.12	$(0.10)
Diluted	$0.12	$(0.10)

               These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates, nor is it indicative of future results of operations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	LONG-TERM DEBT

Long-term debt consists of the following as of December 31 (in thousands):

	2003	2002
Senior reducing term loan	$65,000	$10,969
Senior reducing revolving credit facility	2,500	—
Subordinated promissory note	390	450

	67,890	11,419
Less: current portion of long-term debt	(872)	(60)

	$67,018	$11,359

Senior Reducing Revolving Credit Facility

               On June 30, 2003, the Company entered into a new senior secured reducing credit agreement with a group of lenders that provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. Regent incurred approximately $2.0 million in financing costs related to the new credit facility, which are being amortized over the life of the facility using the effective interest method. The new credit facility is available for working capital and permitted acquisitions, including related acquisition costs. At December 31, 2003 the Company had borrowings under the new credit facility of $67.5 million, comprised of a $65.0 million term loan and $2.5 million of revolver borrowings, and available borrowings of $82.5 million, subject to the terms and conditions of the facility. The borrowings under the new credit facility were used to pay off the outstanding indebtedness under the old credit facility and the financing costs related to the new credit facility. At December 31, 2002, the Company had borrowings of approximately $11.0 million under its old credit facility.

               The term loan and revolver commitment reduce over seven years beginning in 2004, as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment
2003	$85,000	$65,000
2004	85,000	64,188
2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	—	—

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               Under the current credit facility, the Company is required to maintain a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to observe negative covenants customary for facilities of this type. Borrowings under the new credit facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the new credit facility, which varies between 0.0% and 1.5% depending upon the Company’s consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 1.5% and 3.0%, depending upon the Company’s consolidated leverage ratio. Borrowings under the new credit facility bore interest at an average rate of 3.15% at December 31, 2003. Borrowings under the old credit facility bore interest at an average rate of 2.67% at December 31, 2002. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the new credit facility. The underwriting commitment varies between 0.375% and 0.625% depending upon the amount of the new credit facility utilized. The Company’s indebtedness under the new credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by those subsidiaries.

               Based upon our outstanding borrowings under the credit facility at December 31, 2003, and the balance of our subordinated promissory note, the payments detailed below would be required to maintain compliance with the maximum borrowings allowed under our credit facility over the next five years (in thousands):

2004	$872
2005	4,068
2006	6,175
2007	9,912
2008	13,163
Thereafter	33,700

$67,890

               Prior to the current credit facility, the Company had an agreement with a group of lenders that provided for a senior reducing revolving credit facility with a commitment of up to $125.0 million expiring in December 2006. On June 30, 2003, Regent used borrowings under the new credit facility to pay off the outstanding debt and accrued interest totaling approximately $73.1 million under the old credit. At June 30, 2003, the

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               Set forth below are consolidating financial statements for RCI, RBI and the Subsidiary Guarantors as of December 31, 2003 and 2002, and the years ended December 31, 2003, 2002 and 2001. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flow are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

Condensed Consolidating Statements of Operations
(in thousands)
Year Ended December 31, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Net broadcast revenue	$—	$—	$80,578	$—	$80,578
Station operating expenses	—	—	56,526	—	56,526
Depreciation and amortization	109	—	4,153	—	4,262
Corporate general and administrative expenses	6,089	62	—	—	6,151
Loss on sale of assets	1	—	101	—	102
Equity in earnings of subsidiaries	5,035	11,855	—	(16,890)	—

Operating (loss) income	(1,164)	11,793	19,798	(16,890)	13,537
Interest expense	(36)	(3,635)	—	—	(3,671)
Other income (expense), net	13	(20)	(191)	—	(198)

(Loss) income before income taxes	(1,187)	8,138	19,607	(16,890)	9,668
Income tax benefit (expense)	453	(3,103)	(7,752)	6,440	(3,962)

Net (loss) income	$(734)	$5,035	$11,855	$(10,450)	$5,706

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
(in thousands)
Year Ended December 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Net broadcast revenue	$—	$—	$70,390	$—	$70,390
Station operating expenses	—	—	48,963	—	48,963
Depreciation and amortization	109	—	3,251	—	3,360
Corporate general and administrative expenses	6,088	61	—	—	6,149
Impairment of goodwill	—	—	2,900	—	2,900
Gain on sale of long- lived assets	—	—	(442)	—	(442)
Equity in (loss) earnings of subsidiaries	(286)	1,840	—	(1,554)	—

Operating (loss) income	(6,483)	1,779	15,718	(1,554)	9,460
Interest expense	(36)	(2,172)	—	—	(2,208)
Other expense, net	—	(88)	(345)	—	(433)

(Loss) income before income taxes and cumulative effect of accounting change	(6,519)	(481)	15,373	(1,554)	6,819
Income tax (expense) benefit	(588)	195	(7,395)	627	(7,161)

(Loss) income before cumulative effect of accounting change	(7,107)	(286)	7,978	(927)	(342)
Cumulative effect of accounting change	—	—	(6,138)	—	(6,138)

Net (loss) income	$(7,107)	$(286)	$1,840	$(927)	$(6,480)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Operations
(in thousands)
Year Ended December 31, 2001

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Net broadcast revenue	$—	$—	$53,745	$—	$53,745
Station operating expenses	—	—	38,530	—	38,530
Depreciation and amortization	92	—	13,344	—	13,436
Corporate general and administrative expenses	4,808	49	—	—	4,857
Equity (loss) in earnings of subsidiaries	(1,641)	1,012	—	629	—

Operating (loss) income	(6,541)	963	1,871	629	(3,078)
Interest expense	(36)	(3,243)	—	—	(3,279)
Gain on exchange/sale of radio stations	4,444	—	—	—	4,444
Other expense, net	—	—	(465)	—	(465)

(Loss) income before income taxes and cumulative effect of accounting change	(2,133)	(2,280)	1,406	629	(2,378)
Income tax benefit (expense)	597	639	(394)	(177)	665

Net (loss) income	$(1,536)	$(1,641)	$1,012	$452	$(1,713)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets
(in thousands)
December 31, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,673	$—	$—	$1,673
Accounts receivable, net	—	—	13,554	—	13,554
Other current assets	360	—	481	—	841

Total current assets	360	1,673	14,035	—	16,068
Intercompany receivable	—	—	44,678	(44,678)	—
Investment in subsidiaries	273,905	382,642	—	(656,547)	—
Property and equipment, net	387	—	34,748	—	35,135
Intangible assets, net	—	—	293,673	—	293,673
Goodwill, net	1,599	—	24,050	—	25,649
Other assets	8,984	2,242	438	(8,888)	2,776

Total assets	$285,235	$386,557	$411,622	$(710,113)	$373,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term Debt	$60	$812	$—	$—	$872
Accounts payable and accrued expenses	1,047	172	5,867	—	7,086
Intercompany payable	—	44,678	—	(44,678)	—

Total current liabilities	1,107	45,662	5,867	(44,678)	7,958
Long-term debt, less current portion	330	66,688	—	—	67,018
Deferred taxes and other long-term liabilities	—	302	23,113	(8,888)	14,527

Total liabilities	1,437	112,652	28,980	(53,566)	89,503
Stockholders’ equity	283,798	273,905	382,642	(656,547)	283,798

Total liabilities and stockholders’ equity	$285,235	$386,557	$411,622	$(710,113)	$373,301

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Balance Sheets
(in thousands)
December 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,656	$—	$—	$2,656
Accounts receivable, net	—	—	13,517	—	13,517
Other current assets	297	—	514	—	811

Total current assets	297	2,656	14,031	—	16,984
Intercompany receivable	—	—	28,048	(28,048)	—
Investment in subsidiaries	269,302	304,105	—	(573,407)	—
Property and equipment, net	464	—	26,425	—	26,889
Intangible assets, net	—	—	238,706	—	238,706
Goodwill, net	1,754	493	21,953	—	24,200
Other assets	9,021	1,149	43	(8,962)	1,251

Total assets	$280,838	$308,403	$329,206	$(610,417)	$308,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$60	$—	$—	$—	$60
Accounts payable and accrued expenses	1,898	84	5,906	—	7,888
Intercompany payable	—	28,048	—	(28,048)	—

Total current liabilities	1,958	28,132	5,906	(28,048)	7,948
Long-term debt, less current portion	390	10,969	—	—	11,359
Deferred taxes and other long-term liabilities	—	—	19,195	(8,962)	10,233

Total liabilities	2,348	39,101	25,101	(37,010)	29,540
Stockholders’ equity	278,490	269,302	304,105	(573,407)	278,490

Total liabilities and stockholders’ equity	$280,838	$308,403	$329,206	$(610,417)	$308,030

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
(in thousands)
Year Ended December 31, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Cash flows (used in) provided by operating activities	$(6,573)	$(5,077)	$25,628	$—	$13,978
Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(63,322)	—	—	(63,322)
Capital expenditures	(32)	(5,001)	—	—	(5,033)
Net proceeds from sale of long-lived assets	—	—	29	—	29

Net cash (used in) provided by investing activities	(32)	(68,323)	29	—	(68,326)
Cash flows from financing activities:
Principal payments on long- term debt	(60)	(81,969)	—	—	(82,029)
Repayment of capital lease obligations	—	—	(154)	—	(154)
Long-term debt borrowings	—	138,500	—	—	138,500
Purchase of treasury shares	(992)	—	—	—	(992)
Payment of financing/issuance costs	—	(1,960)	—	—	(1,960)
Net transfers from/(to) subsidiaries	7,657	17,846	(25,503)	—	—

Net cash provided by (used in) financing activities	6,605	72,417	(25,657)	—	53,365

Decrease in cash and cash equivalents	—	(983)	—	—	(983)
Cash and cash equivalents at beginning of period	—	2,656	—	—	2,656

Cash and cash equivalents at end of period	$—	$1,673	$—	$—	$1,673

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
(in thousands)
Year Ended December 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Cash flows (used in) provided by operating activities	$(3,094)	$(2,651)	$16,728	$—	$10,983
Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(6,248)	—	—	(6,248)
Capital expenditures	—	(3,856)	—	—	(3,856)
Net proceeds from sale of long-lived assets	—	—	1,829	—	1,829

Net cash (used in) provided by investing activities	—	(10,104)	1,829	—	(8,275)
Cash flows from financing activities:
Net proceeds from issuance of common stock	75,785	—	—	—	75,785
Principal payments on long- term debt	(60)	(80,600)	—	—	(80,660)
Long-term debt borrowings	—	5,000	—	—	5,000
Purchase of treasury shares	(1,122)	—	—	—	(1,122)
Payment of equity issuance costs	(820)	—	—	—	(820)
Net transfers (to)/from subsidiaries	(70,689)	89,246	(18,557)	—	—

Net cash provided by (used in) financing activities	3,094	13,646	(18,557)	—	(1,817)

Increase in cash and cash equivalents	—	891	—	—	891
Cash and cash equivalents at beginning of period	—	1,765	—	—	1,765

Cash and cash equivalents at end of period	$—	$2,656	$—	$—	$2,656

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statements of Cash Flows
(in thousands)
Year Ended December 31, 2001

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Cash flows (used in) provided by operating activities	$(2,463)	$(2,121)	$12,934	$—	$8,350
Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(63,450)	—	—	(63,450)
Capital expenditures	—	(3,161)	—	—	(3,161)
Proceeds from the sale of long- lived assets	—	—	27	—	27
Net proceeds from sale of radio stations	13,393	—	—	—	13,393

Net cash provided by (used in) investing activities	13,393	(66,611)	27	—	(53,191)
Cash flows from financing activities:
Net proceeds from issuance of common stock	4,068	—	—	—	4,068
Principal payments on long- term debt	(60)	(18,431)	—	—	(18,491)
Long-term debt borrowings	—	60,500	—	—	60,500
Payment of equity issuance costs	(249)	—	—	—	(249)
Net transfers (to)/from subsidiaries	(14,689)	27,650	(12,961)	—	—

Net cash (used in) provided by financing activities	(10,930)	69,719	(12,961)	—	45,828

Increase in cash and cash equivalents	—	987	—	—	987
Cash and cash equivalents at beginning of period	—	778	—	—	778

Cash and cash equivalents at end of period	$—	$1,765	$—	$—	$1,765

5.	CAPITAL STOCK

               The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2003 or 2002. The Company has in the past designated shares of

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

               On February 4, 2003, the Company issued 30,960 shares of common stock to four executive officers at an issue price of $5.905 as payment of a portion of 2002 bonuses awarded under the Company’s Senior Management Bonus Plan. The shares were issued from previously repurchased treasury shares.

               On March 5, 2003, the Company issued 36,110 shares of Regent common stock to a director of the Company in a net cashless exercise of a stock option issued under the Regent Communications, Inc. Faircom Conversion Stock Option Plan. The cashless exercise was completed by the tendering of mature shares as payment for the option exercise.

               Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase shares of its common stock at certain market price levels. During 2003, Regent acquired 201,500 shares of its common stock for an aggregate purchase price of approximately $1.0 million. During 2002, Regent acquired 235,660 shares of treasury stock for an aggregate purchase price of approximately $1.1 million. In October 2002, Regent’s Board of Directors increased the amount of stock the Company could buy back by approximately $6.7 million, providing for an aggregate amount available for repurchase of $10.0 million at December 31, 2002. At December 31, 2003, there was approximately $9.0 million available under the buyback plan for repurchases.

               During 2003, Regent reissued 119,441 shares of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) Profit Sharing Plan and to employees enrolled in the Company’s Employee Stock Purchase Plan. During 2002, Regent reissued 55,277 shares of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) Profit Sharing Plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.

               On February 4, 2002, the Company issued 174,917 shares of common stock to Connoisseur Communications of Flint, L.L.P., valued at approximately $1.0 million, for the option to purchase WFGR-FM, serving the Grand Rapids, Michigan market.

               On February 5, 2002, the Company issued 200,000 shares of common stock at a price of $5.75 per share as part of its 2001 private placement offering to qualified investors. The shares were sold to a venture capital fund related to one of the Company’s independent directors, and were held in escrow, along with the associated cash proceeds of approximately $1.2 million, pending confirmation from Nasdaq that stockholder approval would not be required for such sale.

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

               At December 31, 2003 there were warrants outstanding entitling the holders to purchase a total of 790,000 shares of Regent’s common stock at $5.00 per share. These warrants were previously issued in 1998 in connection with the Series A, B, and F convertible preferred stock and expire ten years from the date of grant.

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

Faircom Conversion Stock Option Plan

               On June 15, 1998, the Company acquired, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. Upon consummation of the Faircom merger, the Board of Directors of the Company adopted the Regent Communications, Inc. Faircom Conversion Stock Option Plan (“Conversion Stock Option Plan”) which applied to those individuals previously participating in the Faircom Inc. Stock Option Plan (“Faircom Plan”). In exchange for relinquishing their options under the Faircom Plan, five former officers and members of Faircom’s Board of Directors were given, in total, the right to acquire 274,045 shares of the Company’s common stock at exercise prices ranging from $0.89 to $3.73 per share and expiring from May 11, 1999 to July 1, 2002 (the “Converted Options”). Certain options granted to a director under the Conversion Stock Option Plan were extended until July 1, 2003 due to certain lock-up provisions related to the Company’s public sale of common stock in April 2002. No

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

additional compensation expense was recorded related to the option extension, as the Company had taken the maximum amount of expense at the date the options were converted from the Faircom Plan. At December 31, 2003, there were no options remaining under the Conversion Stock Option Plan.

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

Employee Stock Purchase Plan

               In December 2001, the Company adopted the Regent Communications, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. Under the Stock Purchase Plan, participating employees may purchase shares of the Company’s common stock at a price per share that is 90% of the lesser of the fair market value as of the beginning or the end of the quarterly offering period. Prior to January 1, 2003, the offering period was on a semi-annual basis. Under the terms of the Stock Purchase Plan, eligible employees may elect each offering period to have between 1 and 10% of their compensation withheld through payroll deductions. A total of approximately 38,000 and 24,000 shares of common stock have been issued under the Stock Purchase Plan for the 2003 and 2002 offering periods, respectively.

Stock-based Compensation

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

               The weighted average fair value per share for options granted under the 1998 Stock Option Plan and 2001 Directors’ Option Plan was $3.17, $3.60, and $4.10 for ISO’s in 2003, 2002 and 2001, respectively, and $3.17, $3.57, and $4.12 for NQSO’s in

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003, 2002 and 2001, respectively. The weighted average fair value for options granted under the Conversion Stock Option Plan was approximately $230,000 and such amount was recognized at the time of conversion since the Converted Options are fully vested. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2003		2002		2001
	ISO’s	NQSO’s	ISO’s	NQSO’s	ISO’s	NQSO’s
Dividends	None	None	None	None	None	None
Volatility	60.3%	60.4%	53.5%	53.5%	55.1%	55.1%
Risk-free interest rate	3.16%	3.10%	4.70%	4.68%	5.11%	5.12%
Expected term	5 years	5 years	5 years	5 years	5 years	5 years

               The weighted average fair value per share for common stock issued during 2003 under the Stock Purchase Plan was $3.04, calculated using an average risk-free interest rate of 2.8%, volatility of 59.4%, assuming no dividends and an expected term of five years. For the 2002 year, the weighted average fair value per share was $1.61, calculated using an average risk-free interest rate of 1.66%, volatility of 53.5%, assuming no dividends and an expected term of five years.

Presented below is a summary of the status of outstanding Company stock options issued to employees and Directors:

		WEIGHTED AVERAGE
	SHARES	EXERCISE PRICE
Company options held by employees and Directors:
At December 31, 2000	1,978,403	$5.04
Granted	672,750	$7.73
Exercised	(28,468)	$1.65
Forfeited/expired	(13,000)	$5.25
Company options held by employees and Directors:
At December 31, 2001	2,609,685	$5.77
Granted	522,000	$6.95
Exercised	(16,074)	$1.86
Forfeited/expired	(32,750)	$7.51
Company options held by employees and Directors:
At December 31, 2002	3,082,861	$5.97
Granted	560,750	$5.88
Exercised	(135,195)	$3.73
Forfeited/expired	(24,500)	$6.37
Company options held by employees and Directors:
At December 31, 2003	3,483,916	$6.04

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               The following table summarizes the status of Company options outstanding and exercisable at December 31, 2003 under the 1998 Stock Option Plan and the 2001 Directors’ Option Plan:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
		CONTRACTUAL	EXERCISE		EXERCISE
EXERCISE PRICE	SHARES	LIFE (YEARS)	PRICE	SHARES	PRICE
$6.13-$7.83	1,348,250	7.6	$7.35	614,800	$7.44
$5.00-$6.00	2,135,666	5.7	$5.22	1,450,166	$5.02

	3,483,916			2,064,966

               There were options exercisable into common stock of 2,064,966, 1,764,411, and 1,531,976 shares at weighted average exercise prices of $5.74, $5.40, and $5.24 per share at December 31, 2003, 2002, and 2001, respectively.

               As of December 31, 2003, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 3,263,916 shares of the Company’s common stock. Stock options granted under the 2001 Directors’ Option Plan entitle the holders to purchase 220,000 shares of the Company’s common stock. There were no remaining stock options outstanding under the Conversion Stock Option Plan at December 31, 2003.

7.	EARNINGS PER SHARE

               Statement of Financial Accounting Standards No. 128 (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At December 31, 2003, the effects of the assumed exercise of 2,135,666 outstanding stock options and 790,000 warrants to purchase shares of common stock were included in the calculation of diluted net income per share. The effects of the assumed exercise of 1,774,361 and 2,609,685 outstanding options and 790,000 and 790,000 warrants to purchase shares of common stock are excluded from the calculations of diluted net loss per share at December 31, 2002 and 2001, respectively, as their effect was anti-dilutive.

               The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands except per share data):

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	YEAR ENDED DECEMBER 31,
	2003	2002	2001
Net income (loss) before cumulative effect of accounting change	$5,706	$(342)	$(1,713)
Cumulative effect of accounting change, net of applicable income taxes of $3,762	—	(6,138)	—

Net income (loss)	$5,706	$(6,480)	$(1,713)

Weighted average basic common shares	46,515	43,177	34,218
Dilutive effect of stock options and warrants	322	—	—

Weighted average diluted common shares	46,837	43,177	34,218
Net income (loss) per common share:
Basic and diluted:
Net income (loss) before cumulative effect of accounting change	$0.12	$(0.01)	$(0.05)
Cumulative effect of accounting change	—	(0.14)	—

Net income (loss)	$0.12	$(0.15)	$(0.05)

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

               The Company’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). On January 1, 2002, the Company adopted the provisions of SFAS 142, which requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Consistent with the application provisions of SFAS 142, the Company applied a fair value approach to test impairment of both indefinite-lived intangible assets and goodwill on a market-by-market basis. Based on the results of this evaluation, during the first quarter of 2002, the Company recorded impairment charges against indefinite-lived intangibles of approximately $3.9 million, net of income taxes of approximately $2.4 million, and against goodwill of approximately $2.2 million, net of income taxes of approximately $1.4 million. Regent reflected this charge as a component of cumulative effect of accounting change in its Consolidated Statements of Operations. In estimating future cash flows, the Company considered the impact of the economic slow down in the radio industry at the end of 2001. Those conditions, combined with the change in methodology for testing for impairment, which previously employed the utilization of undiscounted cash flow projections, adversely impacted the cash flow projections used to determine the fair value of the FCC licenses, as well as each reporting unit. No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows.

               During the fourth quarter of 2003, Regent performed its annual review of goodwill for impairment and determined that it was not necessary to record any impairment charges for the year 2003. While performing its annual impairment of goodwill during the fourth quarter of 2002, and based on the Company’s methodology of comparing discounted cash flow projections for a reporting unit to the unit’s carrying

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value, it was determined that the carrying amount of goodwill relating to the Peoria market exceeded the fair value by $2.9 million. This amount was charged to operations in the fourth quarter of 2002 and was included in the Consolidated Statements of Operations as an impairment of goodwill.

               Assuming amortization of goodwill and other indefinite-lived intangible assets had been discontinued at January 1, 2000, the comparable net income (loss) and net income (loss) per share (basic and diluted) for the prior-year periods would have been (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Reported net income (loss)	$5,706	$(6,480)	$(1,713)
Add back: Goodwill amortization	—	—	597
Add back: FCC license amortization	—	—	6,976

Adjusted net income (loss)	$5,706	$(6,480)	$5,860

Adjusted net income (loss) applicable to common shares	$5,706	$(6,480)	$5,860

Basic and diluted income (loss) per share:
Reported net income (loss) per share	$0.12	$(0.15)	$(0.05)
Impact of goodwill amortization	—	—	0.02
Impact of FCC license amortization	—	—	0.20

Adjusted net income (loss) per share	$0.12	$(0.15)	$0.17

Definite-lived Intangible Assets

               The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the life of the agreement. In accordance with the transition requirements of SFAS 142, the Company reassessed the useful lives of these intangibles and made no changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at December 31, 2003 and 2002 (in thousands):

	December 31,		December 31,
	2003		2002
	Gross Carrying	Accumulated	Gross	Accumulated
	Amount	Amortization	Carrying Amount	Amortization
Non-compete agreements and other	$762	$458	$762	$292

Total	$762	$458	$762	$292

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               The aggregate amortization expense related to the Company’s definite-lived intangible assets for the years ended December 31, 2003, 2002 and 2001, was approximately $166,000, $140,000, and $35,000, respectively. The estimated annual amortization expense for the years ending December 31, 2004, 2005 and 2006, is approximately $127,000, $108,000, and $69,000, respectively.

Indefinite-lived Intangible Assets

               The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead tests the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at December 31, 2003 and 2002 (in thousands):

	December 31,	December 31,
	2003	2002
FCC licenses	$293,369	$238,236

Total	$293,369	$238,236

The change in FCC licenses is due to the acquisition of radio stations in 2003.

Goodwill

               SFAS 142 requires the Company to test goodwill for impairment using a two-step process. Step one identifies potential impairment, while step two measures the amount of the impairment. The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 (in thousands):

Goodwill
Balance as of December 31, 2001	$12,777
Adjustments	14,903
Acquisition related goodwill	2,997
Impairment loss related to the adoption of SFAS 142 (pre-tax)	(3,577)
Impairment of goodwill in Peoria	(2,900)

Balance as of December 31, 2002	$24,200
Adjustments	(110)
Acquisition related goodwill	1,559

Balance as of December 31, 2003	$25,649

               The adjustment to goodwill in 2002 primarily relates to a reclassification to goodwill from FCC licenses upon the adoption of SFAS 142, and reclassifications, primarily between goodwill and FCC licenses, as a result of final appraisals for the acquisitions of radio stations in the Peoria, Illinois and Lafayette, Louisiana markets. The adjustments in 2003 primarily relate to pre-acquisition contingencies that were never realized and were subsequently recorded as a reduction to goodwill.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INCOME TAXES

               The Company’s income tax expense (benefit) consists of the following for the years ended December 31 (in thousands):

	2003	2002	2001
Current federal	$—	$(46)	$47
Current state	102	93	135

Total current	$102	$47	$182

Deferred federal	$3,763	$2,442	$(640)
Deferred state	551	267	(207)

Total deferred	$4,314	$2,709	$(847)

Valuation allowance	$(454)	$4,405	$—

Net income tax expense (benefit)	$3,962	$7,161	$(665)

Additionally, the Company recorded an income tax benefit of approximately $3.8 million as a component of the cumulative effect of accounting change as of January 1, 2002.

               The components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$16,209	$12,590
Miscellaneous accruals and credits	346	453
Accounts receivable reserve	330	324

Total deferred tax assets	16,885	13,367

Valuation allowance	(3,951)	(4,405)

Net deferred tax assets	12,934	8,962

Deferred tax liabilities:
Property and equipment	(1,241)	(1,656)
Intangible assets	(25,524)	(17,449)

Total deferred tax liabilities	(26,765)	(19,105)

Net deferred tax liabilities	$(13,831)	$(10,143)

               The Company has cumulative federal and state tax loss carryforwards of approximately $64.0 million at December 31, 2003. These loss carryforwards will expire in years 2004 through 2023. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization

REGENT COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

limitations provided under the provisions of Internal Revenue Code Section 382. The Company recorded a valuation allowance in 2003 for state net operating losses that were generated in 2003 and are scheduled to expire prior to 2016. Additionally, the valuation allowance against net operating losses that expired during 2003 was released.

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

The difference between the Company’s effective tax rate on income (loss) before income taxes and the federal statutory tax rate arise from the following:

	2003	2002	2001
Federal tax expense at statutory rate	34.0%	34.0%	(34.0)%
Amortization of intangibles and other non-deductible expenses	0.5	0.5	5.8
Increase (decrease) of valuation allowance	(4.7)	64.6	0.0
Expiration of net operating losses	6.5	3.4	0.0
State tax, net of federal tax benefit	5.7	4.8	(2.7)
Other	(1.0)	(2.3)	3.0

Effective tax rate	41.0%	105.0%	(27.9)%

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Under the terms of its new credit facility, the Company was required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, the Company entered into a LIBOR-based forward interest rate swap agreement, which will effectively convert $32.5 million of its variable-rate debt under the new credit facility to a fixed rate. The swap agreement becomes effective on June 30, 2004 and expires two years from that date. Under this agreement, payments will be made based on a fixed rate, which Regent set in August 2003 based on the market for a financial instrument of this type at that date. The Company has classified the swap agreement as a cash-flow hedge, in which the Company is hedging the variability of cash flows related to its variable-rate debt. The unrealized loss related to the interest rate swap agreement was $0.2 million at December 31, 2003, net of $0.1 million of income taxes, based on information received from the counterparty to the agreement. This loss has been recorded as a component of accumulated other

REGENT COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

comprehensive loss. The Company determined that there was no ineffectiveness in the hedge agreement at either the date of inception or at December 31, 2003.

11.	SAVINGS PLANS

Regent Communications, Inc. 401(k) Profit Sharing Plan

The Company sponsors a defined contribution plan covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan. In the third quarter of 2000, the Company added a matching feature to its contribution plan, in which the Company will match participant contributions in the form of employer stock. The matching formula is 50 cents for every dollar contributed up to the first 6% of compensation. Company matched contributions vest to the employees over a three-year period after one year of service. Contribution expense was approximately $402,000, $294,000 and $307,000 in 2003, 2002 and 2001, respectively.

Regent Communications, Inc. Deferred Compensation Plan

On October 1, 2002, the Company implemented the Regent Communications, Inc. Deferred Compensation Plan as a vehicle for highly compensated employees to defer compensation that they could not otherwise defer due to the limitations applicable to the Regent Communications, Inc. 401(k) Profit Sharing Plan and to provide an opportunity to share in matching contributions on a portion of such deferrals. The Board of Directors determines the Company’s matching cash contribution, if any, within 60 days after the end of the calendar year for which deferrals were made. For the 2003 plan year, the matching contribution was 100% of the first 1% of deferrals contributed by participants, and contribution expense was approximately $25,000. For the short plan year period of October 1 through December 31, 2002, the matching contribution was 100% of the first 4% of deferrals contributed by participants. Contribution expense was approximately $5,000 for the year ended December 31, 2002. Participants are immediately vested in all of their deferral contributions. Matching contributions vest after attainment of age 65, termination of employment due to disability, a change in control of the Company, or if sooner, based on a vesting schedule of 33.3% after one year of service, 66.6% after two years of service, and 100% after three years of service.

REGENT COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	OTHER FINANCIAL INFORMATION

Property and Equipment:

Property and equipment consists of the following as of December 31 (in thousands):

	2003	2002
Equipment	$37,791	$29,949
Furniture and fixtures	1,989	1,699
Building and improvements	9,145	5,822
Land and improvements	4,424	3,658

	53,349	41,128
Less accumulated depreciation	(18,214)	(14,239)

Net property and equipment	$35,135	$26,889

Depreciation expense was approximately $4.1 million, $3.2 million, and $2.9 million for the years ended December 31, 2003, 2002 and 2001.

Other Current Liabilities:

Other current liabilities consist of the following as of December 31 (in thousands):

	2003	2002
Accrued interest	$184	$90
Accrued professional fees	103	327
Accrued non-compete payments	200	300
Due to seller for collection of receivables and other	—	349
Acquisition related accruals	445	—
Accrued other	2,386	2,614

	$3,318	$3,680

13.	COMMITMENTS AND CONTINGENCIES

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

As previously reported, Regent Communications, Inc. and certain of its officers were named as defendants in a class action lawsuit relating to our initial public offering, which proceeding remains pending in the United States district court for the Southern District of New York. The suit against Regent is a related proceeding to the In re Initial

REGENT COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Offering Securities Litigation brought by various plaintiffs in connection with various initial public offerings conducted during the applicable statute of limitations time periods. Although the suit remains in its preliminary stages, the Regent officers who were initially named as defendants have subsequently been dismissed from the proceeding. In addition, settlement discussions are ongoing with respect to the In re Initial Public Offering Securities Litigation, and Regent expects to participate in a settlement that will effectively end its participation in the litigation. The terms of the agreement have been reached and the settlement should be finalized in the near future. Notwithstanding the foregoing, the outcome of this litigation remains uncertain and we have not reserved for it.

The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options and/or escalating rent provisions. Total rental expenses were approximately $2.2 million, $2.0 million, and $1.2 million in 2003, 2002, and 2001, respectively.

At December 31, 2003, the total minimum annual rental commitments under non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2004	$1,353	$339
2005	1,181	88
2006	1,167	34
2007	1,148	9
2008	1,050	1
Thereafter	5,681	4

Total minimum payments	$11,580	475

Amount representing interest		12

Present value of net minimum lease payments		$463

The Company classifies the current portion of capital leases in other current liabilities and the long-term portion in other long-term liabilities. The cost and accumulated depreciation associated with assets under capital leases is considered insignificant.

REGENT COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     All adjustments necessary for a fair statement of income for each period have been included (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31	Year
2003
Net broadcast revenues	$16,733	$21,453	$21,353	$21,039	$80,578
Operating income	748	4,635	4,474	3,680	13,537
NET INCOME:	110	1,924	2,137	1,535	5,706
BASIC AND DILUTED NET INCOME PER COMMON SHARE(1)(2):
Net income per common share	$0.00	$0.04	$0.05	$0.03	$0.12
2002
Net broadcast revenues	$12,986	$17,262	$18,710	$21,432	$70,390
Operating income(3)	1,111	3,400	3,670	1,279	9,460
Cumulative effect of accounting change, net of taxes(4)	(6,138)	—	—	—	(6,138)
NET (LOSS) INCOME:	(6,070)	1,674	1,817	(3,901)	(6,480)
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE(1)(2):
Before cumulative effect of accounting change	$0.00	$0.04	$0.04	$(0.08)	$(0.01)
Net (loss) income per common share	$(0.17)	$0.04	$0.04	$(0.08)	$(0.15)

(1)	The sum of the quarterly net income (loss) per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter.

(2)	Despite net income for all four quarters in 2003 and for the second and third quarters of 2002, net income per common share was the same for both the basic and diluted calculation.

(3)	Results for the fourth quarter of 2002 include a charge of $2.9 million to operating income for the impairment of goodwill related to the Company’s Peoria market. Refer to Note 8 for further disclosures.

(4)	Refer to Note 8 for information regarding the cumulative effect of accounting change.

15.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

REGENT COMMUNICATIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS
	BALANCE	CHARGED				BALANCE
	AT	TO	CHARGED TO			AT
	BEGINNING	COSTS AND	OTHER			THE END
	OF PERIOD	EXPENSES	ACCOUNTS	DEDUCTIONS(1)		OF PERIOD
Allowance for doubtful accounts:
Years ended December 31,
2003	$854	908	—	894		$868
2002	$719	819	—	684		$854
2001	$403	822	—	506		$719
Deferred tax asset valuation allowance:
Years ended December 31,
2003	$4,405	177 (2)	—	631	(3)	$3,951
2002	$—	4,405 (4)	—	—		$4,405
2001	$—	—	—	—		$—

(1)	Represents accounts written off to the reserve.

(2)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2003 and scheduled to expire prior to 2016.

(3)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired in 2003.

(4)	See Note 9 in the Notes to Consolidating Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

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

     There have been no significant changes to the Company’s internal controls over financial reporting during the quarter December 31, 2003 or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Section 16 (a) Beneficial Ownership Reporting Compliance,” “Election of Directors” and “Executive Officers,” to be filed in April 2004 in connection with the 2004 Annual Meeting of Stockholders presently scheduled to be held on May 19, 2004.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 are hereby incorporated by reference from our definitive Proxy Statement to be filed in April 2004 in connection with the 2004 Annual Meeting of Stockholders, presently scheduled to be held on May 19, 2004, and specifically from the portions thereof captioned “Executive Compensation” and “Stock Performance Graph,” except that the information required by Items 402(k) and (l) of Regulation S-K which appear within such caption under the sub-heading “Compensation Committee Report” are specifically not incorporated by reference into this Form 10-K or into any other filing by Regent under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Except for the information required by Item 201(d) of Regulation S-K, which is included below, the information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management,” to be filed in April 2004, in connection with the 2004 Annual Meeting of Stockholders, presently scheduled to be held on May 19, 2004.

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,497,496	$6.05	1,656,825
Equity compensation plans not approved by security holders	—	—	—

Total	3,497,496	$6.05	1,656,825

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Certain Relationships and Related Transactions,” to be filed in April 2004 in connection with the 2004 Annual Meeting of Stockholders, presently scheduled to be held on May 19, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item 14 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Independent Public Accountants,” to be filed in April 2004 in connection with the 2004 Annual Meeting of Stockholders, presently scheduled to be held on May 19, 2004.

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

(b) REPORTS ON FORM 8-K.

               On November 2003, we filed a report on Form 8-K announcing financial results for the third quarter of 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Regent Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT COMMUNICATIONS, INC.

Date: March 10, 2004	By:	/s/ TERRY S. JACOBS

Terry S. Jacobs, Chairman of the Board,
Chief Executive Officer and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ TERRY S. JACOBS Terry S. Jacobs	Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 10, 2004
/s/ WILLIAM L. STAKELIN William L. Stakelin	President, Chief Operating Officer, Secretary and Director	March 10, 2004
/s/ ANTHONY A. VASCONCELLOS Anthony A. Vasconcellos	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 10, 2004
/s/ JOEL M. FAIRMAN Joel M. Fairman	Director	March 10, 2004
/s/ HENDRIK J. HARTONG, JR. Hendrik J. Hartong, Jr.	Director	March 10, 2004
/s/ WILLIAM H. INGRAM William H. Ingram	Director	March 10, 2004
/s/ R. GLEN MAYFIELD R. Glen Mayfield	Director	March 10, 2004
/s/ TIMOTHY M. MOONEY Timothy M. Mooney	Director	March 10, 2004
/s/ RICHARD H. PATTERSON Richard H. Patterson	Director	March 10, 2004
/s/ WILLIAM P. SUTTER, JR. William P. Sutter, Jr.	Director	March 10, 2004
/s/ JOHN H. WYANT John H. Wyant	Director	March 10, 2004

S-1

EXHIBIT INDEX

     The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
2(a)*	Asset Purchase Agreement made by and among Regent Communications, Inc. and Brill Media Company L.L.C. and certain of its subsidiaries dated August 22, 2002 (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K dated March 11, 2003 and incorporated herein by this reference)

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to the Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference)

3(j)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust BanK, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)

4(b)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporate herein by this reference)

10(a)*#	Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through May 17, 2001 and restated as of October 24, 2002 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
10(b)*#	Regent Communications, Inc. 2001 Directors’ Stock Option Plan dated May 17, 2001 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

10(c)*#	Regent Communications, Inc. Employee Stock Purchase Plan, as amended on October 24, 2002 and effective January 1, 2003 (previously filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)

10(d)*#	Regent Communications, Inc. Deferred Compensation Plan dated July 25, 2002 and effective October 1, 2002 (previously filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10(e)#	Employment Agreement between Regent Communications, Inc. and Terry S. Jacobs

10(f)#	Employment Agreement between Regent Communications, Inc. and William L. Stakelin

10(g)#	Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos

10(h)*	Stock Purchase Agreement dated June 15, 1998 among Regent Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(i)*	Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(j)*	Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 1 below) (previously filed as Exhibit 4(f) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(k)*	Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H convertible

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
preferred stock (See Note 2 below) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(aa) to the Registrant’s Form 10-Q for the quarter ended June 30,1999 and incorporated herein by this reference)

10(l)*	Stock Purchase Agreement dated June 21, 1999, among Regent Communications, Inc., WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 4(bb) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

10(m)*	Stock Purchase Agreement dated as of August 31, 1999 among Regent Communications, Inc., The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. relating to the purchase of 109,091 and 72,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(ee) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(n)*	First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., as trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(gg) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(o)*	Second Amendment to Registration Rights Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and The Prudential Insurance Company of America (previously filed as Exhibit 4(hh) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

10(p)*	Third Amended and Restated Stockholders’ Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
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

10(q)*	Stock Purchase Agreement dated as of November 24, 1999, between Regent Communications, Inc. and Blue Chip Capital Fund III Limited Partnership (see Note 3 below) (previously filed as Exhibit (jj) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement filed December 29, 1999 and incorporated herein by this reference)

10(r)*	Third Amendment to Registration Rights Agreement, dated August 28, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by this reference)

10(s)*	Fourth Amendment to Registration Rights Agreement, dated as of November 26, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(t) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

10(t)*	Registration Rights Agreement dated as of January 7, 2002, between Regent Communications, Inc. and ComCorp of Lafayette, Inc. (previously filed as Exhibit 10(u) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

10(u)*	Registration Rights Agreement dated as of January 7, 2002 between Regent Communications, Inc. and Abbeville Broadcasting Service, Inc. (previously filed as Exhibit 10(v) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

21	Subsidiaries of Registrant

23	Consent of Independent Accountants

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

#	Constitutes a management contract or compensatory plan or arrangement.

NOTES:

1.	Six substantially identical warrants for the purchase of shares of Registrant’s common stock were issued as follows:

Shares
Waller-Sutton Media Partners, L.P.	650,000
WPG Corporate Development Associates V, L.L.C.	112,580
WPG Corporate Development Associates (Overseas) V, L.P.	17,420
General Electric Capital Corporation	50,000
River Cities Capital Fund Limited Partnership	20,000
William H. Ingram	10,000

2.	Two substantially identical stock purchase agreements were entered into for the purchase of Series H convertible preferred stock as follows:

Blue Chip Capital Fund II Limited Partnership	363,636 shares
PNC Bank, N.A., as trustee	181,818 shares

3.	Four substantially identical stock purchase agreements were entered into for the purchase of Series K convertible preferred stock as follows:

WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P.	181,818 shares
PNC Bank, N.A., Custodian	181,818 shares
Mesirow Capital Partners VII	818,181 shares
The Prudential Insurance Company of America	1,000,000 shares