Form 10-Q
period 2004-03-31
REGENT COMMUNICATIONS INC
filed 2004-05-07
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

     Common Stock, $.01 par value — 46,595,580 shares outstanding as of May 3, 2004

REGENT COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2004	2003
Broadcast revenues, net of agency commissions	$17,826	$16,429
Station operating expenses	13,411	12,880
Depreciation and amortization	1,148	947
Corporate general and administrative expenses	1,863	1,725
Loss on sale of long-lived assets	5	6

Operating income	1,399	871
Interest expense	(786)	(446)
Other expense, net	(40)	(107)

Income from continuing operations before income taxes	573	318
Income tax expense	(223)	(121)

Income from continuing operations	350	197
Loss on discontinued operations, net of income tax benefit	(31)	(87)

Net income	$319	$110

Basic and diluted income per common share:
Net income from continuing operations	$0.01	$0.00
Net loss from discontinued operations	0.00	0.00

Net income	$0.01	$0.00

Weighted average number of common shares:
Basic	46,555	46,555
Diluted	47,260	46,716

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,355	$1,673
Accounts receivable, net of allowance of $901 and $868 at March 31, 2004 and December 31, 2003, respectively	10,989	13,554
Other current assets	1,046	841

Total current assets	13,390	16,068
Property and equipment, net	32,682	35,135
Intangible assets, net	270,676	293,673
Goodwill	25,277	25,649
Investments in unconsolidated subsidiaries	31,055	—
Other assets	2,603	2,776

Total assets	$375,683	$373,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion long-term debt	$1,685	$872
Accounts payable	2,016	2,366
Accrued compensation	1,185	1,402
Other current liabilities	3,403	3,318

Total current liabilities	8,289	7,958
Long-term debt, less current portion	65,690	67,018
Other long-term liabilities	1,316	696
Deferred taxes	16,502	13,831

Total liabilities	91,797	89,503
Commitments and Contingencies
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,083,492 shares issued at March 31, 2004 and December 31, 2003	481	481
Treasury stock, 1,506,921 and 1,542,705 shares, at cost at March 31, 2004 and December 31, 2003, respectively	(7,547)	(7,758)
Additional paid-in capital	348,045	348,016
Accumulated other comprehensive loss	(670)	(199)
Accumulated deficit	(56,423)	(56,742)

Total stockholders’ equity	283,886	283,798

Total liabilities and stockholders’ equity	$375,683	$373,301

The accompanying notes are an integral part of these condensed consolidated financial statements

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$319	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,148	947
Deferred income tax expense	188	61
Non-cash compensation expense	196	119
Other, net	344	6
Changes in operating assets and liabilities, net of acquisitions in both years and the effect of deconsolidation activities in 2004:
Accounts receivable	1,935	1,769
Other assets	(100)	(86)
Current and long-term liabilities	(103)	165

Net cash provided by operating activities	3,927	3,091

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	(2,941)	(62,133)
Capital expenditures	(750)	(928)
Escrow deposits for acquisitions of radio stations	—	(388)
Other	3	—

Net cash used in investing activities	(3,688)	(63,449)
Cash flows from financing activities:
Principal payments on long-term debt	(3,015)	(1,515)
Purchase of treasury shares	—	(992)
Long-term debt borrowings	2,500	63,500
Other	(42)	—

Net cash (used in) provided by financing activities	(557)	60,993

Net (decrease) increase in cash and cash equivalents	(318)	635
Cash and cash equivalents at beginning of period	1,673	2,656

Cash and cash equivalents at end of period	$1,355	$3,291

Supplemental schedule of non-cash financing and investing activities:
Value of Duluth stations exchanged for Evansville stations	$4,983	$—
Capital lease obligations incurred	$59	$51

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

     The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 2003 condensed consolidated balance sheet was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Regent’s Form 10-K for the year ended December 31, 2003.

Broadcast Revenue

     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $1.8 million and $1.6 million for the three months ended March 31, 2004 and 2003, respectively.

Barter Transactions

     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $0.8 million and $1.0 million and barter expense was approximately $0.8 and $1.0 million for the quarters ended March 31, 2004 and 2003, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Loss

     The following table shows the components of comprehensive loss for the three months ended March 31, 2004 (in thousands):

Three months ended
March 31, 2004
Net income	$319
Loss on hedging agreement, net of income taxes	(471)

Comprehensive loss	$(152)

There were no components of other comprehensive loss for the three months ended March 31, 2003.

Stock-based Compensation Plans

     The Company accounts for its four stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. The Company recorded approximately $2,000 of compensation expense during the first quarter of 2004 in conjunction with the acceleration of vesting on stock options granted to employees terminated due to the pending disposition of certain radio stations. No expense was recorded related to the Company’s stock-based compensation plans for the three months ended March 31, 2003. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands except per share information).

	Three months ended March 31,
	2004	2003
Net income, as reported	$319	$110
Add: Stock-based employee compensation included in reported net income, net of related tax effects	1	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(357)	(291)

Pro forma net loss	$(37)	$(181)

Earnings (loss) per share:
Basic — as reported	$0.01	$0.00
Basic — pro forma	$0.00	$0.00
Diluted — as reported	$0.01	$0.00
Diluted — pro forma	$0.00	$0.00

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of each option grant and each share of common stock issued under the Company’s Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004 and 2003:

	2004	2003
Dividends	None	None
Volatility	61.1%	60.5%
Risk-free interest rate	2.80% - 3.36%	1.22% - 3.18%
Expected term	5 years	5 years

2. COMPLETED AND PENDING ACQUISITIONS AND DISPOSITIONS

     The Company seeks to acquire radio stations that enable it to expand within its existing markets and enter into new mid-sized and small markets that fit into Regent’s operating strategy.

Completed Acquisitions and Dispositions

     On January 28, 2004, Regent completed an exchange with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) whereby Regent exchanged four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash, for five radio stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, Regent began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The Company has preliminarily allocated $0.8 million of the purchase price to fixed assets and $6.9 million to FCC licenses, pending the completion of an independent appraisal. The Company recognized a pre-tax loss of approximately $50,000 on the exchange of the Duluth stations. Upon disposition of the Duluth stations, the Company applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” and reclassified all activity related to the Duluth radio stations for the first quarters of 2004 and 2003 to Loss on discontinued operations in the Condensed Consolidated Statements of Operations.

     The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of stations acquired in 2004 and 2003 as though those transactions had occurred on January 1, 2003.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	PRO FORMA (UNAUDITED)
	(In thousands, except per share amounts)
	Three months ended March 31,
	2004	2003
Net broadcast revenues	$17,826	$16,901
Net income	$313	$61
Basic and diluted income per common share:
Net income	$0.01	$0.00

     The Company recorded 100% of revenues and station operating expenses for the acquired stations during the period those stations were operated under time brokerage agreements. These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the three-month periods, nor is it indicative of future results of operations.

Pending Acquisitions and Dispositions

     On January 10, 2003, Regent entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price of Regent common stock for that period is less than $7.50 per share, Regent may, at its sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, the Company began providing programming and other services to KKPL-FM under a local programming and marketing agreement. The Company has placed $387,500 in escrow to secure its obligations under this agreement. The Company has received FCC approval for this transaction and expects to complete this purchase in the second or third quarter of 2004.

     On February 9, 2004, Regent entered into an exchange agreement with Citadel Broadcasting Company (“Citadel”) and its wholly owned subsidiary, Livingston County Broadcasters, Inc., (“Livingston”). Under this agreement Regent agreed to exchange the fixed and intangible assets of four stations (WXKC-FM, WRIE-AM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market and two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, plus a cash payment, for the fixed and intangible assets of three stations owned by Citadel (WBNQ-FM, WBWN-FM, and WJBC-AM) and a purchase of the stock of Livingston, owner of two radio stations (WTRX-FM and WJEZ-FM), all of which serve the Bloomington, Illinois market. Under the terms of the agreement, Regent will purchase the fixed and intangible assets of Livingston, and not assume any other assets or liabilities of the entity. The cash payment will be calculated as a multiple of 7.5 times the excess of station operating income, as defined by the parties, from the Bloomington stations over that of the Erie and Lancaster-Reading stations for the twelve-month period ended January 31, 2004. The cash portion of the purchase price will be funded through borrowings under the Company’s credit facility. Effective February 1,

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2004, Regent began providing programming and other services to the Bloomington stations and Citadel began providing the same such services to the Erie and Lancaster-Reading stations. The Company expects to complete this transaction in the second or third quarter of 2004. Based on its interpretation of FASB Interpretation No. 46(R) (“FIN 46”), Regent believes that the purchaser of the Erie and Lancaster-Reading stations has a variable interest in and is the primary beneficiary of those stations. Therefore, as of March 31, 2004, Regent deconsolidated the assets and liabilities of those entities into a single balance sheet classification titled Investment in unconsolidated subsidiaries. Regent believes that it has a variable interest in and is the primary beneficiary of the two Livingston stations, but not in the three stations owned directly by Citadel. Regent has concluded that the assets and liabilities of Livingston are immaterial to its consolidated assets and liabilities as of March 31, 2004.

3. LONG-TERM DEBT

     At March 31, 2004, the Company’s long-term debt consisted of the following:

Senior reducing term loan	$65,000
Senior reducing revolving credit facility	2,000
Subordinated promissory note	375

67,375
Less: current portion of long-term debt	(1,685)

$65,690

     Borrowings under the credit facility bore interest at an average rate of 3.13% at March 31, 2004 and 3.15% at December 31, 2003.

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

     Set forth below are condensed consolidating financial statements for RCI, RBI and the Subsidiary Guarantors, including the Condensed Consolidating Statements of Operations for the three-month period ended March 31, 2004 and 2003, the Condensed Consolidating Balance Sheets as of March 31, 2004 and December 31, 2003, and the Condensed Consolidating Statements of Cash Flows for the three-month periods ended March 31, 2004 and 2003. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flows are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Condensed Consolidating Statements of Operations
			(in thousands)
		Three Months Ended March 31, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$17,826	$—	$17,826
Station operating expenses	—	—	13,411	—	13,411
Depreciation and amortization	25	—	1,123	—	1,148
Corporate general and administrative expenses	1,844	19	—	—	1,863
Loss on sale of long- lived assets	—	—	5	—	5
Equity (loss) in earnings of subsidiaries	720	1,978	—	(2,698)	—

Operating (loss) income	(1,149)	1,959	3,287	(2,698)	1,399
Interest expense, net	(9)	(777)	—	—	(786)
Other income (expense), net	6	(2)	(44)	—	(40)

(Loss) income from continuing operations before income taxes	(1,152)	1,180	3,243	(2,698)	573
Income tax benefit (expense)	450	(460)	(1,265)	1,052	(223)

(Loss) income from continuing operations	(702)	720	1,978	(1,646)	350
Loss on discontinued operations, net of income tax benefit	(31)	—	—	—	(31)

Net (loss) income	$(733)	$720	$1,978	$(1,646)	$319

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Condensed Consolidating Statements of Operations
			(in thousands)
		Three Months Ended March 31, 2003
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$16,429	$—	$16,429
Station operating expenses	—	—	12,880	—	12,880
Depreciation and amortization	28	—	919	—	947
Corporate general and administrative expenses	1,708	17	—	—	1,725
Loss on sale of long-lived assets	—	—	6	—	6
Equity (loss) in earnings of subsidiaries	686	1,561	—	(2,247)	—

Operating (loss) income	(1,050)	1,544	2,624	(2,247)	871
Interest expense, net	(9)	(437)	—	—	(446)
Other expense, net	—	—	(107)	—	(107)

(Loss) income from continuing operations before income taxes	(1,059)	1,107	2,517	(2,247)	318
Income tax benefit (expense)	403	(421)	(956)	853	(121)

(Loss) income from continuing operations	(656)	686	1,561	(1,394)	197
Loss on discontinued operations, net of income tax benefit	(87)	—	—	—	(87)

Net (loss) income	$(743)	$686	$1,561	$(1,394)	$110

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Condensed Consolidating Balance Sheets
			(in thousands)
			March 31, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,355	$—	$—	$1,355
Accounts receivable, net	—	—	10,989	—	10,989
Other current assets	186	—	860	—	1,046

Total current assets	186	1,355	11,849	—	13,390
Intercompany receivable	—	—	47,120	(47,120)	—
Investment in subsidiaries	273,461	354,084	—	(627,545)	—
Property and equipment, net	436	—	32,246	—	32,682
Intangible assets, net	—	—	270,676	—	270,676
Goodwill	1,599	—	23,678	—	25,277
Other assets	9,968	2,272	437	(10,074)	2,603
Investment in unconsolidated subsidiaries	—	31,055	—	—	31,055

Total assets	$285,650	$388,766	$386,006	$(684,739)	$375,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion long-term debt	$60	$1,625	$—	$—	$1,685
Accounts payable and accrued expenses	1,387	172	5,045	—	6,604
Intercompany payable	—	47,120	—	(47,120)	—

Total current liabilities	1,447	48,917	5,045	(47,120)	8,289
Long-term debt, less current portion	315	65,375	—	—	65,690
Deferred taxes and other long-term liabilities	2	1,013	26,877	(10,074)	17,818

Total liabilities	1,764	115,305	31,922	(57,194)	91,797
Stockholders’ equity	283,886	273,461	354,084	(627,545)	283,886

Total liabilities and stockholders’ equity	$285,650	$388,766	$386,006	$(684,739)	$375,683

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Condensed Consolidating Balance Sheets
			(in thousands)
			December 31, 2003
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,673	$—	$—	$1,673
Accounts receivable, net	—	—	13,554	—	13,554
Other current assets	360	—	481	—	841

Total current assets	360	1,673	14,035	—	16,068
Intercompany receivable	—	—	44,678	(44,678)	—
Investment in subsidiaries	273,905	382,642	—	(656,547)	—
Property and equipment, net	387	—	34,748	—	35,135
Intangible assets, net	—	—	293,673	—	293,673
Goodwill	1,599	—	24,050	—	25,649
Other assets	8,984	2,242	438	(8,888)	2,776

Total assets	$285,235	$386,557	$411,622	$(710,113)	$373,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60	$812	$—	$—	$872
Accounts payable and accrued expenses	1,047	172	5,867	—	7,086
Intercompany payable	—	44,678	—	(44,678)	—

Total current liabilities	1,107	45,662	5,867	(44,678)	7,958
Long-term debt, less current portion	330	66,688	—	—	67,018
Deferred taxes and other long-term liabilities	—	302	23,113	(8,888)	14,527

Total liabilities	1,437	112,652	28,980	(53,566)	89,503
Stockholders’ equity	283,798	273,905	382,642	(656,547)	283,798

Total liabilities and stockholders’ equity	$285,235	$386,557	$411,622	$(710,113)	$373,301

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Condensed Consolidating Statements of Cash Flows
		(in thousands)
		Three Months Ended March 31, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(862)	$(1,053)	$5,842	$—	$3,927

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(2,941)	—	—	(2,941)
Capital expenditures	(74)	(676)	—	—	(750)
Other	—	3	—	—	3

Net cash (used in) provided by investing activities	(74)	(3,614)	—	—	(3,688)

Cash flows from financing activities:
Principal payments on long- term debt	(15)	(3,000)	—	—	(3,015)
Long-term debt borrowings	—	2,500	—	—	2,500
Other	—	—	(42)	—	(42)
Net transfers from (to) subsidiaries	951	4,849	(5,800)	—	—

Net cash provided by (used in) financing activities	936	4,349	(5,842)	—	(557)

Decrease in cash and cash equivalents	—	(318)	—	—	(318)
Cash and cash equivalents at beginning of period	—	1,673	—	—	1,673

Cash and cash equivalents at end of period	$—	$1,355	$—	$—	$1,355

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Condensed Consolidating Statements of Cash Flows
		(in thousands)
		Three Months Ended March 31, 2003
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Cash flows (used in) provided by operating activities	$(1,315)	$(733)	$5,139	$—	$3,091

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(62,521)	—	—	(62,521)
Capital expenditures	—	(928)	—	—	(928)

Net cash used in investing activities	—	(63,449)	—	—	(63,449)

Cash flows from financing activities:
Principal payments on long- term debt	(15)	(1,500)	—	—	(1,515)
Long-term debt borrowings	—	63,500	—	—	63,500
Purchase of treasury stock	(992)	—	—	—	(992)
Net transfers from (to) subsidiaries	2,322	2,817	(5,139)	—	—

Net cash provided by (used in) financing activities	1,315	64,817	(5,139)	—	60,993

Increase in cash and cash equivalents	—	635	—	—	635
Cash and cash equivalents at beginning of period	—	2,656	—	—	2,656

Cash and cash equivalents at end of period	$—	$3,291	$—	$—	$3,291

5. CAPITAL STOCK

     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at March 31, 2004 or December 31, 2003. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

     On February 2, 2004, Regent issued 13,580 shares of common stock to four executive officers at an issue price of $7.00 per share as payment of a portion of 2003 bonuses awarded under the Senior Management Bonus Plan.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     During the first three months of 2004, Regent reissued 22,204 shares of treasury stock, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Regent’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter.

     Pursuant to the provisions of FIN 46(R), at March 31, 2004, Regent deconsolidated the balance sheets of its Lancaster-Reading and Erie, Pennsylvania markets.

Definite-lived Intangible Assets

     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the respective lives of the agreements. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements and other	$661	$402	$762	$458

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three-month periods ended March 31, 2004 and 2003 was approximately $35,000 and $33,000, respectively. The estimated annual amortization expense for the years ending December 31, 2004, 2005, and 2006 is approximately $82,000, $108,000, and $69,000, respectively.

     At March 31, 2004, approximately $101,000 of non-compete agreements and related accumulated amortization of approximately $91,000 related to the Erie and Lancaster-Reading, Pennsylvania markets was deconsolidated and reclassified to Investment in unconsolidated subsidiaries.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Indefinite-lived Intangible Assets

     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead will test the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at March 31, 2004 and December 31, 2003 (in thousands):

	March 31,	December 31,
	2004	2003
FCC licenses	$270,417	$293,369

     The change in FCC licenses is primarily due to the acquisition of the Evansville, Indiana stations (approximately $6.9 million) and disposition of stations in Duluth, Minnesota (approximately $4.8 million) during the first quarter of 2004. Additionally, approximately $24.9 million of FCC licenses associated with the Erie and Lancaster-Reading, Pennsylvania markets were deconsolidated and reclassified to Investment in unconsolidated subsidiaries at March 31, 2004.

Goodwill

     The following table presents the changes in the carrying amount of goodwill for the three-month period ended March 31, 2004 (in thousands):

Goodwill
Balance as of December 31, 2003	$25,649
Acquisition related goodwill	350
Deconsolidation of Erie and Lancaster-Reading	(722)

Balance as of March 31, 2004	$25,277

7. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. The effects of the assumed exercise of 2,702,289 outstanding stock options and 790,000 warrants to purchase shares of common stock, and 1,586,166 outstanding stock options and 790,000 warrants to purchase shares of common stock at March 31, 2004 and 2003, respectively, were included in the calculation of diluted net income per share.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Income from continuing operations	$350	$197
Loss from discontinued operations, net of taxes	(31)	(87)

Net income	$319	$110

Basic and diluted net income per common share:
Income from continuing operations	$0.01	$0.00
Loss from discontinued operations	0.00	0.00

Net income	$0.01	$0.00

Weighted average basic common shares	46,555	46,555
Dilutive effect of stock options and warrants	705	161

Weighted average diluted common shares	47,260	46,716

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     This Form 10-Q includes certain forward-looking statements with respect to our company and its business that involve risks and uncertainties. These statements are influenced by our financial position, business strategy, budgets, projected costs, and the plans and objectives of management for future operations. We may use words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “project” and other similar expressions. Although we believe our expectations reflected in these forward-looking statements are based on reasonable assumptions, we cannot assure you that our expectations will prove correct. Actual results and developments may differ materially from those conveyed in the forward-looking statements. For these statements, we claim the protections for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, the current political unrest and ongoing war on terrorism in the Middle East, increased competition for attractive properties and advertising dollars, fluctuations in the cost of operating radio properties, our ability to manage our growth, our ability to integrate our acquisitions, and changes in the regulatory climate affecting radio broadcast companies. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission (SEC). These documents are available free of charge at the SEC’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.

Executive Overview

     Regent was formed in November 1996 to acquire, own and operate clusters of radio stations in mid-sized and small markets. Our primary objective is to increase Regent’s value to our stockholders by growing the number of radio stations and markets in which we operate and by improving the financial performance of the stations we own and operate in those markets. We measure our progress by evaluating our ability to continue to increase the number of stations we own and to improve the post-acquisition performance of the radio stations we acquire. At times we may seek to enhance our portfolio by selling or exchanging existing stations for stations in markets where there is more opportunity for growth.

     Prior to 2003, and excluding gains on the sale or exchange of radio stations, we have historically generated net losses, primarily as a result of significant non-cash charges for depreciation and amortization relating to the acquisitions of radio stations and interest charges on outstanding debt. The FCC licenses and goodwill attributable to substantially all of our radio stations have historically been amortized on a straight-line method over a 15- to 40-year period. Upon the adoption of Statement of Financial Accounting Standards No. 142 in January 2002, we

ceased amortizing all goodwill and FCC licenses. Additionally, the goodwill and FCC licenses that we recorded for acquisitions that we completed subsequent to July 1, 2001, were not amortized due to this new guidance. Based upon the large number of acquisitions we consummated within the last three years, we anticipate that depreciation charges will continue to be significant for several years. To the extent that we complete additional acquisitions, our interest expense and depreciation charges related to property and equipment and other intangible assets are likely to increase.

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

     The effects of acquisitions and pending acquisitions, as well as the improving radio revenue environment, impacted the performance of our stations during the first quarter of 2004. Local revenue, which comprises the majority of Regent’s revenues, showed improvement over the first quarter of 2003. During the first quarter of 2004, we completed the exchange of five stations in Evansville, Indiana, which we began operating on March 1, 2003 under a time brokerage agreement, for four stations in Duluth, Minnesota, which we had ceased operating on that same date. Additionally, effective February 1, 2004, we began operating five radio stations in Bloomington, Illinois, and ceased operating six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets under time brokerage agreements in anticipation of an exchange agreement for these properties. These transactions contributed to the favorable results in the first quarter of 2004 over the same quarter in 2003.

Critical Accounting Policies

     During the first quarter of 2004, we entered into an exchange agreement with Citadel Broadcasting Company and related entities, whereby we will exchange the broadcasting assets of six of our radio stations serving two markets for the broadcasting assets of three stations owned by Citadel and the common stock and broadcasting assets of two stations owned by a wholly-owned subsidiary of Citadel, all five of which serve one market. On February 1, 2004, we began operating the stations we will acquire through the exchange agreement under a time brokerage agreement, and Citadel began operating the stations they will acquire under a similar time brokerage agreement. Based on our interpretation of FASB Interpretation No. 46® (“FIN 46”), we believe that the purchaser of the Erie and Lancaster-Reading stations has a variable interest in and is the primary beneficiary of those stations. Therefore, as of March 31, 2004, we have deconsolidated the assets and liabilities of those entities into a single balance sheet classification titled Investment in unconsolidated subsidiaries. We believe that we have a variable interest in and are the primary beneficiary of the two stations whose common stock we are purchasing, but not in the three stations owned directly by Citadel. We have concluded that the assets and liabilities of the two stations believed to be variable interest entities are immaterial to our consolidated assets and liabilities as of March 31, 2004.

RESULTS OF OPERATIONS

     A comparison of the three months ended March 31, 2004 versus March 31, 2003, and the key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our unaudited condensed consolidated financial statements and the related footnotes included herein.

     Comparison of three months ended March 31, 2004 to three months ended March 31, 2003

     Our comparative results of operations in the first quarter were affected by: full quarter results in 2004 for five stations in Evansville, Indiana that we began operating under a time brokerage agreement from Clear Channel Broadcasting, Inc. and related entities at March 1, 2003; results from a time brokerage agreement with Citadel Broadcasting Company and related entities where we assumed the operations of five stations serving the Bloomington, Illinois market and Citadel assumed the operations of six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets effective February 1, 2004; full quarter results for KKPL-FM in Ft. Collins-Greeley, Colorado, which we began operating on February 1, 2003 under a local programming and marketing agreement; and improved results at stations operated the full term of both quarters, including the stations acquired from Brill Media Company, LLC and its related entities. The results from our stations in Duluth, Minnesota were reclassified to discontinued operations as of January 28, 2004, the date of our disposal of the market, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). Prior to reclassification, Duluth accounted for approximately $0.3 million of net broadcast revenue and $0.4 million of station operating expenses for the first quarter of 2003.

     Net broadcast revenues increased by 8.5%, from approximately $16.4 million in the first quarter of 2003 to approximately $17.8 million in the first quarter of 2004. Approximately $0.9 million of the increase was provided by stations operated during the entire quarterly period for both 2004 and 2003. This increase is attributable to a positive growth trend in the local advertising environment during the first quarter of 2004. The remaining $0.5 million increase in net revenue was due to a combination of full-quarter results for the Evansville and Ft. Collins-Greeley stations, and the excess of revenue provided by the Bloomington stations over that provided by the Erie and Lancaster-Reading stations.

     Station operating expenses increased 4.1%, from approximately $12.9 million in the first quarter of 2003 to approximately $13.4 million in the first quarter of 2004. Full quarter results for the Evansville and Ft. Collins-Greeley stations contributed approximately $0.5 million of the increase. Station operating expenses were approximately $0.1 million less for the Bloomington stations during the first quarter of 2004, than for the Erie and Lancaster-Reading stations during the comparable 2003 quarter, while station operating expenses for the markets operated for the entire quarter of both years were held to a $0.1 million increase.

     Depreciation and amortization expense increased 21.2%, from approximately $0.9 million in 2003 to $1.1 million in 2004. The increase is due primarily to the incremental depreciation for the Evansville stations acquired during the first quarter of 2004 and the Brill stations acquired during the first quarter of 2003.

     Corporate general and administrative expense was approximately $1.9 million in the first quarter of 2004, compared to approximately $1.7 million in the first quarter of 2003. During the first quarter of 2003, corporate bonuses were reduced by approximately $0.1 million due to unfavorable financial results during that quarter. The remainder of the increase is due primarily to increased professional and consulting fees due to compliance with provisions of the Sarbanes-Oxley Act.

     Interest expense increased from approximately $0.4 million during the first quarter of 2003, to approximately $0.8 million during the first quarter of 2004. Our average debt level for the quarter ended March 31, 2004 was approximately $68.4 million, as compared to approximately $34.2 million for the same quarter of 2003, resulting in an increase in interest expense. The increase in borrowings was to fund the purchase of the Brill stations in late February 2003.

     Income tax expense was recorded at the federal statutory rate of 34% for the first quarter of both 2004 and 2003. State income taxes, net of federal benefit, were recorded at 5% and 4% for the first quarter of 2004 and 2003, respectively.

     The loss from discontinued operations for the first quarter of 2004 was approximately $31,000, net of income tax benefit of approximately $19,000. The loss from discontinued operations for the first quarter of 2003 was approximately $87,000, net of income tax benefit of $53,000. In accordance with the provisions of SFAS 144, at the date of disposal of the Duluth stations we reclassified all activity relating to the Duluth stations to Loss on discontinued operations, net of taxes in our Condensed Consolidated Statements of Operations.

     Net income per common share was $0.01 for the first quarter of 2004 and $0.00 for the first quarter of 2003.

     While acquisitions will affect the comparability of our 2004 operating results to those of 2003, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for those markets in which we have been operating for five full quarters, excluding the effect of barter transactions and any markets sold or held for sale during those periods. Our revenues are produced exclusively by our radio stations and we believe than an analysis of the net broadcast revenues of stations we owned for the entire first quarters of 2004 and 2003 is important because it presents a more direct view of the operating effectiveness of our stations. Nevertheless, this measure should not be considered in isolation or as a substitute for net broadcast revenue, operating income, net income from continuing operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The effect of barter is excluded in this comparison, as it customarily results in volatility between quarters, although differences over the full year are not material. This group of comparable markets (the “same station group”) is currently represented by 11 markets and 57 radio stations.

Quarter 1 Same Station Data

	Quarter 1%
	2004	2003	Change
Revenue
Net broadcast revenue	$17,826	$16,429
Less:
Net results of barter transactions and stations not included in same station category	5,134	4,546

Same station broadcast revenue	$12,692	$11,883	6.8%

For the same station group for the three months ended March 31, 2004, as compared to the same period in 2003, our net broadcast revenues increased 6.8%. This increase was the result of the strengthening in economic conditions during the first quarter of 2004 and positive growth in the advertising environment, which fueled increases in our sales to local customers.

LIQUIDITY AND CAPITAL RESOURCES

Discussion of Condensed Consolidated Statements of Cash Flows

     Our cash and cash equivalents balance at March 31, 2004 was approximately $1.4 million compared to approximately $3.3 million at March 31, 2003. The decrease is due primarily to a combination of a decrease in deposits in transit due to the migration of our cash management system to a lockbox collection process, and the timing of pay downs on our revolving credit facility. Consolidated cash balances are typically maintained at between one and two million dollars, as excess cash generated by operating activities after investing activities is used to pay down our revolving credit facility.

     Net cash provided by operating activities was approximately $3.9 million during the first quarter of 2004, compared to approximately $3.1 million for the first quarter of 2003. This increase of approximately 27% is due primarily to a decrease in accounts receivable during the first quarter of 2004 due to high levels of cash collections. Additionally, a full quarter of collections in 2004 for stations we began operating midway through the first quarter of 2003 contributed to the increase.

     Net cash used in investing activities during the first three months of 2004 was approximately $3.7 million, compared to approximately $63.4 million used in 2003. During the first quarter of 2004 approximately $2.9 million was used to fund the cash portion of our exchange agreement with Clear Channel and pay related transaction costs for acquisitions. We expended cash in 2003 to complete the acquisition of the Brill stations and placed in escrow a deposit on the purchase of the Ft. Collins-Greeley stations. Capital expenditures for the first quarter of 2004 were approximately $0.8 million, compared to approximately $0.9 million during the same quarter of 2003. Capital expenditures were made in 2004 to substantially complete the consolidation project in our Peoria market, as well as to start a new consolidation project in our Albany market.

     Cash flows used in financing activities for the first three months of 2004 were approximately $0.1 million due to net repayments of long-term debt borrowings during the quarter. For the first quarter of 2003 we had approximately $61.0 million of cash flows provided by financing activities. This was the result of net borrowings of $62.0 million under our old credit facility primarily to fund the purchase of the Brill stations in February 2003, partially offset by the repurchase of approximately $1.0 million of our common stock during the quarter.

Sources of funds

     During the first three months of 2004, our sources of cash totaled approximately $6.4 million and were derived from a combination of borrowings under our credit facility and cash provided by operating activities.

     We have a senior secured reducing credit agreement with a group of lenders in anticipation of future acquisitions. The credit facility provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. We incurred approximately $2.0 million in financing costs related to the credit facility, which are being amortized over the life of the facility using the effective interest method. The credit facility is available for working capital and permitted acquisitions, including related acquisition costs. At March 31, 2004, we had borrowings under the credit facility of $67.0 million, comprised of a $65.0 million term loan and $2.0 million of revolver borrowings, and available borrowings of $83.0 million, subject to the terms and conditions of the facility. At December 31, 2003, we had borrowings of approximately $67.5 million under the credit facility.

     The term loan commitment reduces over seven years beginning on December 31, 2004, and the revolving commitment begins reduction on June 30, 2005, approximately as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment
2003	$85,000	$65,000
2004	85,000	64,188
2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	—	—

The letter of credit subfacility reduces over a four- and one-half-year period beginning in 2006. The credit facility also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility, which matures not earlier than six months after the maturity date of the credit facility, and is also subject to mandatory reductions. Borrowings that are outstanding under the incremental loan facility after the original maturity date of the credit facility may have different or additional financial or other covenants, and may be priced differently than the original term and revolving loans. Our ability to borrow amounts under this incremental loan facility expires June 30, 2006.

     Under the credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 1.5% depending upon our consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 1.5% and 3.0%, depending upon our consolidated leverage ratio. Borrowings under the credit facility bore interest at an average rate of 3.13% and 3.15% at March 31, 2004 and December 31, 2003, respectively. Our weighted-average interest rate for the three months ended March 31, 2004 and 2003 was 3.19% and 2.58%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.375% and 0.625% depending upon the amount of the credit facility utilized. Our indebtedness under the credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

     Under the terms of the credit facility, we were required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which will effectively convert $32.5 million of our variable-rate debt under the credit facility to a fixed rate. The swap agreement becomes effective on June 30, 2004 and expires two years from that date. Under this agreement, payments will be made based on a fixed rate, which we set in August 2003 based on the market for a financial instrument of this type at that date. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. The unrealized loss related to the interest rate swap agreement was $0.7 million at March 31, 2004, net of $0.3 million of income taxes, based on information received from the counterparty to the agreement. This loss has been recorded as a component of accumulated other comprehensive loss. We determined that there was no ineffectiveness in the hedge agreement at either the date of inception or at March 31, 2004.

Uses of funds

     During the first quarter of 2004, we utilized our sources of cash primarily to: acquire radio stations and pay related acquisition costs of approximately $2.9 million; repay borrowings under our credit facility and make capital lease payments of approximately $3.1 million; and fund capital expenditures of approximately $0.8 million, of which approximately $0.4 million was for maintenance capital expenditures.

     On January 28, 2004, we completed an exchange agreement with Clear Channel Broadcasting, Inc. and its affiliates, whereby we exchanged four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash, for five radio stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, we began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The cash portion of the purchase price was funded through borrowings under our credit facility.

Pending Sources and Uses of Funds

     On January 10, 2003, we entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price for that period is less than $7.50 per share, we may, at our sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, we began providing programming and other services to KKPL-FM under a local programming and marketing agreement. We have placed $387,500 in escrow to secure our obligations under this agreement. The FCC has given us approval on this transaction and we expect to close in the second or third quarter of 2004.

     Also in the Ft. Collins market, we have a pending transaction in which we will receive $1.0 million in cash, net of our costs, from another radio operator to move our KTRR-FM antenna to our KUAD-FM tower. This move will enable us to have a stronger signal into the Ft. Collins-Greeley market, as well as release us from a long-term tower lease for the KTRR-FM antenna. We anticipate completing this transaction during the second quarter of 2004.

     On February 9, 2004, we entered into an exchange agreement with Citadel Broadcasting Company and related entities (“Citadel”), whereby we agreed to exchange four stations (WXKC-FM, WRIE-AM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market and two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, plus a cash payment, for five stations (WBNQ-FM, WBWN-FM, WTRX-FM, WJEX-FM, and WJBC-AM) serving the Bloomington, Illinois market. The cash payment will be calculated as a multiple of 7.5 times the excess of station operating income, as defined by the parties, from the Bloomington stations over that of the Erie and Lancaster-Reading stations for the twelve-month period ended January 31, 2004. The cash portion of the purchase price will be funded through borrowings under our credit facility. Effective February 1, 2004, we began providing programming and other services to the Bloomington stations and Citadel began providing the same such services to the Erie and Lancaster-Reading stations. We expect to complete this transaction in the second or third quarter of 2004.

     On March 19, 2002 we filed a Registration Statement on Form S-3 covering a combined $250.0 million of common stock, convertible preferred stock, depository shares, debt securities, warrants, stock purchase contracts and stock purchase units (the “Shelf Registration Statement”). The Shelf Registration Statement also covers debt securities that could be issued by one of our subsidiaries, and guarantees of such debt securities by us. We used approximately $78.8 million of the amounts available under the Shelf Registration Statement for our April 2002 offering of common stock, leaving us with capacity of approximately $171.2 million if we were to seek to raise money in the public markets.

     Our Board of Directors has authorized us to repurchase shares of our common stock on the open market when the share price reaches predetermined levels set by the Board. No purchases of common stock were made during the first quarter of 2004, and there is remaining capacity of approximately $9.0 million under the plan.

     We believe the net cash provided by operating activities and available borrowings under our credit facility will be sufficient to complete our pending acquisitions and capital expenditures. After giving effect to all pending transactions, we estimate that outstanding borrowings under our credit facility will be approximately $78.9 million, with available borrowings of approximately $71.1 million, subject to the terms and conditions of the credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit facility, the Company was required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which will effectively convert $32.5 million of our variable-rate debt under the credit facility to a fixed rate beginning June 30, 2004 and will expire two years from that date. Under this agreement, payments will be made based on a fixed rate, which was set in August 2003 based on the market for a financial instrument of this type at that date. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. Based on our exposure to variable rate borrowings at March 31, 2004, a one percent (1%) change in the weighted-average interest rate would change our annualized interest expense by approximately $345,000.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2004, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business. Please see our Form 10-K for the year ended December 31, 2003 regarding the lawsuit filed against us relating to our initial public offering. In the opinion of our management, we are not a party to any lawsuit or legal proceeding that is likely to have a material adverse effect on our business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     2(e)

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number of	Average Price Paid	as Part of Publicly	under the Plan (1)
Period	Shares Purchased	per Share	Announced Plan (1)	(in thousands)
January 1, 2004 - January 31, 2004	0	—	0	$9,008
February 1, 2004 - February 29, 2004	0	—	0	$9,008
March 1, 2004 - March 31, 2004	0	—	0	$9,008
Total	0	—	0	$9,008

(1) On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which allows the Company to repurchase shares of its common stock at certain market price levels. In October 2002, the Board increased the amount of stock the Company could buy back by approximately $6.7 million. Since inception of the stock buyback program, approximately $7.7 million of common stock has been repurchased, leaving approximately $9.0 million available under the program. No shares of the Company’s common stock were repurchased during the first quarter of 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The exhibits identified as Part II Exhibits on the following Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

     (b) Reports on Form 8-K

     On February 26, 2004 we filed a Report on Form 8-K announcing financial results for the fourth quarter of 2003.

     On March 25, 2004 we filed a Report on Form 8-K to comply with Regulation FD disclosure requirements regarding information about the company made available to interested parties.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REGENT COMMUNICATIONS, INC.
Date: May 7, 2004	By:	/s/ Terry S. Jacobs
Terry S. Jacobs, Chairman of the Board
and Chief Executive Officer

Date: May 7, 2004	By:	/s/ Anthony A. Vasconcellos
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

________________

* Incorporated by reference.

E-2