Form 10-Q
period 2004-06-30
REGENT COMMUNICATIONS INC
filed 2004-08-09
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

          (Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Common Stock, $.01 par value – 45,081,857 shares outstanding as of August 3, 2004

REGENT COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2004

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Broadcast revenues, net of agency commissions	$22,227	$21,453	$40,053	$37,882
Station operating expenses	14,379	14,255	27,790	27,135
Depreciation and amortization	1,182	1,065	2,330	2,012
Corporate general and administrative expenses	1,927	1,589	3,790	3,314
Loss (gain) on sale of long-lived assets	19	(1)	24	5

Operating income	4,720	4,545	6,119	5,416
Interest expense	(785)	(1,506)	(1,571)	(1,952)
Other (expense) income, net	(50)	3	(90)	(104)

Income from continuing operations before income taxes	3,885	3,042	4,458	3,360
Income tax expense	(1,515)	(1,156)	(1,738)	(1,277)

Income from continuing operations	2,370	1,886	2,720	2,083
Discontinued operations:
(Loss) gain from operations of discontinued operations, net of income tax	(39)	38	(39)	(49)
Gain (loss) on sale of discontinued operations, net of income tax	4	—	(27)	—

Discontinued operations, net of income tax	(35)	38	(66)	(49)

Net income	$2,335	$1,924	$2,654	$2,034

Basic and diluted income per common share:
Net income from continuing operations	$0.05	$0.04	$0.06	$0.04
Net income (loss) from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.05	$0.04	$0.06	$0.04

Weighted average number of common shares:
Basic	46,344	46,484	46,449	46,509
Diluted	46,782	46,776	46,981	46,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$2,140	$1,673
Accounts receivable, net of allowance of $911 and $868 at June 30, 2004 and December 31, 2003, respectively	14,176	13,554
Other current assets	1,232	841

Total current assets	17,548	16,068
Property and equipment, net	34,036	35,135
Intangible assets, net	269,869	293,673
Goodwill	25,224	25,649
Investments in unconsolidated subsidiaries, net	30,579	—
Other assets	2,560	2,776

Total assets	$379,816	$373,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,797	$872
Accounts payable	1,663	2,366
Accrued compensation	1,643	1,402
Other current liabilities	4,154	3,318

Total current liabilities	10,257	7,958
Long-term debt, less current portion	71,063	67,018
Other long-term liabilities	711	696
Deferred taxes	18,086	13,831

Total liabilities	100,117	89,503
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,083,492 shares issued at June 30, 2004 and December 31, 2003	481	481
Treasury stock, 2,695,601 and 1,542,705 shares, at cost at June 30, 2004 and December 31, 2003, respectively	(14,473)	(7,758)
Additional paid-in capital	348,047	348,016
Accumulated other comprehensive loss	(268)	(199)
Accumulated deficit	(54,088)	(56,742)

Total stockholders’ equity	279,699	283,798

Total liabilities and stockholders’ equity	$379,816	$373,301

The accompanying notes are an integral part of these condensed consolidated financial statements

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,654	$2,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,391	2,042
Deferred income tax expense	1,566	1,182
Non-cash compensation expense	397	224
Non-cash interest expense	204	1,149
Other, net	262	208
Changes in operating assets and liabilities, net of acquisitions in both years and the effect of deconsolidation activities in 2004:
Accounts receivable	(1,120)	(850)
Other assets	(279)	(404)
Current and long-term liabilities	633	(1,790)

Net cash provided by operating activities	6,708	3,795

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	(2,985)	(62,578)
Capital expenditures	(2,132)	(2,063)
Escrow deposits for acquisitions of radio stations	—	(388)
Other	21	1

Net cash used in investing activities	(5,096)	(65,028)
Cash flows from financing activities:
Principal payments on long-term debt	(3,030)	(74,499)
Purchase of treasury shares	(7,028)	(992)
Long-term debt borrowings	9,000	138,500
Payment of debt financing costs	—	(1,960)
Other	(87)	—

Net cash (used in) provided by financing activities	(1,145)	61,049

Net increase (decrease) in cash and cash equivalents	467	(184)
Cash and cash equivalents at beginning of period	1,673	2,656

Cash and cash equivalents at end of period	$2,140	$2,472

Supplemental schedule of non-cash financing and investing activities:
Value of Duluth stations exchanged for Evansville stations	$5,300	$—
Capital lease obligations incurred	$112	$72
Depreciation and amortization of discontinued operations	$61	$30

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

Broadcast Revenue

     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.3 million for each of the three months ended June 30, 2004 and 2003 and approximately $4.1 million and $3.9 million for the six months ended June 30, 2004 and 2003, respectively.

Barter Transactions

     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three and six-month periods ended June 30, 2004 and 2003 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Barter revenue	$1,018	$1,223	$1,831	$2,213
Barter expense	$881	$1,009	$1,693	$1,973

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Income

     The following table shows the components of comprehensive income for the three and six months ended June 30, 2004 (in thousands):

	Three months ended	Six months ended June
	June 30, 2004	30, 2004
Net income	$2,335	$2,654
Gain (loss) on hedging agreement, net of income taxes	402	(69)

Comprehensive income	$2,737	$2,585

There were no components of other comprehensive income for the three and six months ended June 30, 2003.

Stock-based Compensation Plans

     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. During the first quarter of 2004, the Company accelerated the vesting of stock options granted to employees terminated due to the then pending disposition of certain radio stations. This change in vesting triggered variable accounting for the stock options, and the Company recorded expense of approximately two thousand dollars for the difference between the price of the common stock underlying the options at the date of acceleration, and the exercise price of the options. No expense was recorded related to the Company’s stock-based compensation plans for the three months ended June 30, 2004 or for the three or six months ended June 30, 2003. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share information):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$2,335	$1,924	$2,654	$2,034
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	1	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(365)	(336)	(722)	(627)

Pro forma net income	$1,970	$1,588	$1.933	$1,407

Earnings per share:
Basic – as reported	$0.05	$0.04	$0.06	$0.04
Basic – pro forma	$0.04	$0.03	$0.04	$0.03
Diluted – as reported	$0.05	$0.04	$0.06	$0.04
Diluted – pro forma	$0.04	$0.03	$0.04	$0.03

The fair value of each option grant and each share of common stock issued under the Company’s Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions as of June 30, 2004 and 2003:

	2004	2003
Dividends	None	None
Volatility	59.9% - 61.1%	60.2% - 60.5%
Risk-free interest rate	2.80% - 3.93%	2.42% - 3.18%
Expected term	5 years	5 years

2. COMPLETED AND PENDING ACQUISITIONS AND DISPOSITIONS

     The Company seeks to acquire radio stations that enable it to expand within its existing markets and enter into new mid-sized and small markets that fit into Regent’s operating strategy.

Subsequently Completed Acquisitions and Dispositions

     On July 29, 2004, Regent completed an exchange with Citadel Broadcasting Company (“Citadel”) and its wholly owned subsidiary, Livingston County Broadcasters (“Livingston”)

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

whereby Regent exchanged four stations (WRIE-AM, WXKC-FM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market, two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, and an initial cash payment of approximately $3.5 million, for the fixed and intangible assets of three stations owned by Citadel (WBNQ-FM, WBWN-FM, and WJBC-AM) and a purchase of the stock of Livingston, owner of two radio stations (WTRX-FM and WJEZ-FM), all of which serve the Bloomington, Illinois market. The final cash payment, less the $3.5 million paid at the closing date, is to be calculated as a multiple of 7.5 times the excess of station operating income from the Bloomington stations over that of the Erie and Lancaster-Reading stations for the twelve-month period ended January 31, 2004. The purchase price will ultimately be determined through an arbitration process to resolve differences over proposed adjustments to the calculation of station operating income. The cash portion of the purchase price was funded through borrowings under the Company’s credit facility. Effective February 1, 2004, Regent began providing programming and other services to the Bloomington stations, and Citadel began providing the same such services to the Erie and Lancaster-Reading stations. The Company has preliminarily estimated a pre-tax gain on the transaction of between $9.1 and $11.5 million, which will be finalized based upon the total cash payment agreed to by the parties. The Company expects an independent appraisal of the Bloomington properties to be completed by late third quarter to early fourth quarter of 2004.

     Based on its interpretation of FASB Interpretation No. 46® (“FIN 46”), Regent believes that the purchaser of the Erie and Lancaster-Reading stations has a variable interest in and is the primary beneficiary of those stations. Therefore, as of June 30, 2004, Regent deconsolidated the assets and liabilities of those entities into a single balance sheet classification titled Investment in unconsolidated subsidiaries. Regent believes that at June 30, 2004, it had a variable interest in and was the primary beneficiary of the two Livingston stations, but not in the three stations owned directly by Citadel. Regent concluded that the assets and liabilities of Livingston were immaterial to its consolidated assets and liabilities as of June 30, 2004.

Completed Acquisitions and Dispositions

     On January 28, 2004, Regent completed an exchange with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) whereby Regent exchanged four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash, for five radio stations (WYNG-FM, WDKS-FM, WJLT-FM (formerly WKRI-FM), WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, Regent began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The Company received an independent third party appraisal during the second quarter and has allocated approximately $1.8 million to fixed assets, $6.1 million to FCC licenses, and $0.1 million to goodwill. The Company recognized a pre-tax loss of approximately $44,000 on the exchange of the Duluth stations. Upon disposition of the Duluth stations, the Company applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” and reclassified all activity related to the Duluth radio stations for the first six months of 2004 and 2003 to Loss on discontinued operations in the Condensed Consolidated Statements of Operations. During the second quarter of 2004, the Company received the final appraisal for the Duluth properties and made adjustments to depreciation expense of approximately $39,000, net of taxes. The Company decreased the loss on disposal of Duluth by approximately $4,000, net of taxes, during the second quarter due to an adjustment to sale costs.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of stations acquired in 2003 and through the first six months of 2004 as though those transactions had occurred on January 1, 2003.

	PRO FORMA (UNAUDITED)
	(In thousands, except per share amounts)
	Six months ended June 30,
	2004	2003
Net broadcast revenues	$40,053	$38,354
Net income	$2,648	$1,840
Basic and diluted income per common share:
Net income	$0.06	$0.04

     The Company recorded 100% of revenues and station operating expenses for the acquired stations during the period those stations were operated under time brokerage agreements. These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the six-month periods, nor is it indicative of future results of operations.

Pending Acquisitions and Dispositions

     On January 10, 2003, Regent entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price of Regent common stock for that period is less than $7.50 per share, Regent may, at its sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, the Company began providing programming and other services to KKPL-FM under a local programming and marketing agreement. The Company has placed $387,500 in escrow to secure its obligations under this agreement. The Company has received FCC approval for this transaction and expects to complete this purchase in the third quarter of 2004.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. LONG-TERM DEBT

Long-term debt consisted of the following as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Senior reducing term loan	$65,000	$65,000
Senior reducing revolving credit facility	8,500	2,500
Subordinated promissory note	360	390

	73,860	67,890
Less: current portion of long-term debt	(2,797)	(872)

	$71,063	$67,018

     Borrowings under the credit facility bore interest at an average rate of 3.14% at June 30, 2004 and 3.15% at December 31, 2003.

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

     Set forth below are condensed consolidating financial statements for RCI, RBI and the Subsidiary Guarantors, including the Condensed Consolidating Statements of Operations for the three and six-month periods ended June 30, 2004 and 2003, the Condensed Consolidating Balance Sheets as of June 30, 2004 and December 31, 2003, and the Condensed Consolidating Statements of Cash Flows for the six-month periods ended June 30, 2004 and 2003. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flows are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended June 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$22,227	$—	$22,227
Station operating expenses	—	—	14,379	—	14,379
Depreciation and amortization	14	—	1,168	—	1,182
Corporate general and administrative expenses	1,908	19	—	—	1,927
Loss on sale of long- lived assets	—	—	19	—	19
Equity (loss) in earnings of subsidiaries	1,974	4,035	—	(6,009)	—

Operating income (loss)	52	4,016	6,661	(6,009)	4,720
Interest expense, net	(9)	(776)	—	—	(785)
Other expense, net	—	(3)	(47)	—	(50)

Income (loss) from continuing operations before income taxes	43	3,237	6,614	(6,009)	3,885
Income tax (expense) benefit	(17)	(1,263)	(2,579)	2,344	(1,515)

Income (loss) from continuing operations	26	1,974	4,035	(3,665)	2,370
Loss on discontinued operations, net of income taxes	(35)	—	—	—	(35)

Net (loss) income	$(9)	$1,974	$4,035	$(3,665)	$2,335

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended June 30, 2003
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$21,453	$—	$21,453
Station operating expenses	—	—	14,255	—	14,255
Depreciation and amortization	27	—	1,038	—	1,065
Corporate general and administrative expenses	1,573	16	—	—	1,589
Gain on sale of long- lived assets	—	—	(1)	—	(1)
Equity in (loss in) earnings of subsidiaries	1,418	3,817	—	(5,235)	—

Operating (loss) income	(182)	3,801	6,161	(5,235)	4,545
Interest expense, net	(9)	(1,497)	—	—	(1,506)
Other income (expense), net	24	(18)	(3)	—	3

(Loss) income from continuing operations before income taxes	(167)	2,286	6,158	(5,235)	3,042
Income tax benefit (expense)	63	(868)	(2,341)	1,990	(1,156)

(Loss) income from continuing operations	(104)	1,418	3,817	(3,245)	1,886
Income from discontinued operations, net of taxes	38	—	—	—	38

Net (loss) income	$(66)	$1,418	$3,817	$(3,245)	$1,924

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Six Months Ended June 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$40,053	$—	$40,053
Station operating expenses	—	—	27,790	—	27,790
Depreciation and amortization	39	—	2,291	—	2,330
Corporate general and administrative expenses	3,752	38	—	—	3,790
Loss on sale of long-lived assets	—	—	24	—	24
Equity (loss) in earnings of subsidiaries	2,694	6,013	—	(8,707)	—

Operating (loss) income	(1,097)	5,975	9,948	(8,707)	6,119
Interest expense, net	(18)	(1,553)	—	—	(1,571)
Other income (expense), net	6	(5)	(91)	—	(90)

(Loss) income from continuing operations before income taxes	(1,109)	4,417	9,857	(8,707)	4,458
Income tax benefit (expense)	433	(1,723)	(3,844)	3,396	(1,738)

(Loss) income from continuing operations	(676)	2,694	6,013	(5,311)	2,720
Loss on discontinued operations, net of income tax benefit	(66)	—	—	—	(66)

Net (loss) income	$(742)	$2,694	$6,013	$(5,311)	$2,654

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Six Months Ended June 30, 2003
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$37,882	$—	$37,882
Station operating expenses	—	—	27,135	—	27,135
Depreciation and amortization	55	—	1,957	—	2,012
Corporate general and administrative expenses	3,281	33	—	—	3,314
Loss on sale of long-lived assets	—	—	5	—	5
Equity (loss) in earnings of subsidiaries	2,104	5,378	—	(7,482)	—

Operating (loss) income	(1,232)	5,345	8,785	(7,482)	5,416
Interest expense, net	(18)	(1,934)	—	—	(1,952)
Other income (expense), net	24	(18)	(110)	—	(104)

(Loss) income from continuing operations before income taxes	(1,226)	3,393	8,675	(7,482)	3,360
Income tax benefit (expense)	466	(1,289)	(3,297)	2,843	(1,277)

(Loss) income from continuing operations	(760)	2,104	5,378	(4,639)	2,083
Loss on discontinued operations, net of income tax benefit	(49)	—	—	—	(49)

Net (loss) income	$(809)	$2,104	$5,378	$(4,639)	$2,034

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	June 30, 2004
	RCI	RBI	Subsidiary Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,140	$—	$—	$2,140
Accounts receivable, net	—	—	14,176	—	14,176
Other current assets	521	5	706	—	1,232

Total current assets	521	2,145	14,882	—	17,548
Intercompany receivable	—	—	50,657	(50,657)	—
Investment in subsidiaries	269,366	359,376	—	(628,742)	—
Property and equipment, net	477	—	33,559	—	34,036
Intangible assets, net	—	—	269,869	—	269,869
Goodwill	1,599	—	23,625	—	25,224
Other assets	9,992	2,000	434	(9,866)	2,560
Investments in unconsolidated subsidiaries, net	—	30,579	—	—	30,579

Total assets	$281,955	$394,100	$393,026	$(689,265)	$379,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion long-term debt	$360	$2,437	$—	$—	$2,797
Accounts payable and accrued expenses	1,894	172	5,394	—	7,460
Intercompany payable	—	50,657	—	(50,657)	—

Total current liabilities	2,254	53,266	5,394	(50,657)	10,257
Long-term debt, less current portion	—	71,063	—	—	71,063
Deferred taxes and other long-term liabilities	2	405	28,256	(9,866)	18,797

Total liabilities	2,256	124,734	33,650	(60,523)	100,117
Stockholders’ equity	279,699	269,366	359,376	(628,742)	279,699

Total liabilities and stockholders’ equity	$281,955	$394,100	$393,026	$(689,265)	$379,816

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	December 31, 2003
	RCI	RBI	Subsidiary Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,673	$—	$—	$1,673
Accounts receivable, net	—	—	13,554	—	13,554
Other current assets	360	—	481	—	841

Total current assets	360	1,673	14,035	—	16,068
Intercompany receivable	—	—	44,678	(44,678)	—
Investment in subsidiaries	273,905	382,642	—	(656,547)	—
Property and equipment, net	387	—	34,748	—	35,135
Intangible assets, net	—	—	293,673	—	293,673
Goodwill	1,599	—	24,050	—	25,649
Other assets	8,984	2,242	438	(8,888)	2,776

Total assets	$285,235	$386,557	$411,622	$(710,113)	$373,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$60	$812	$—	$—	$872
Accounts payable and accrued expenses	1,047	172	5,867	—	7,086
Intercompany payable	—	44,678	—	(44,678)	—

Total current liabilities	1,107	45,662	5,867	(44,678)	7,958
Long-term debt, less current portion	330	66,688	—	—	67,018
Deferred taxes and other long-term liabilities	—	302	23,113	(8,888)	14,527

Total liabilities	1,437	112,652	28,980	(53,566)	89,503
Stockholders’ equity	283,798	273,905	382,642	(656,547)	283,798

Total liabilities and stockholders’ equity	$285,235	$386,557	$411,622	$(710,113)	$373,301

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Six Months Ended June 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2,666)	$(2,904)	$12,278	$—	$6,708

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(2,985)	—	—	(2,985)
Capital expenditures	(129)	(2,003)	—	—	(2,132)
Other	—	(3)	24	—	21

Net cash (used in) provided by investing activities	(129)	(4,991)	24	—	(5,096)

Cash flows from financing activities:
Principal payments on long- term debt	(30)	(3,000)	—	—	(3,030)
Long-term debt borrowings	—	9,000	—	—	9,000
Purchase of treasury shares	(7,028)	—	—	—	(7,028)
Other	—	—	(87)	—	(87)
Net transfers from (to) subsidiaries	9,853	2,362	(12,215)	—	—

Net cash provided by (used in) financing activities	2,795	8,362	(12,302)	—	(1,145)

Increase in cash and cash equivalents	—	467	—	—	467
Cash and cash equivalents at beginning of period	—	1,673	—	—	1,673

Cash and cash equivalents at end of period	$—	$2,140	$—	$—	$2,140

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Six Months Ended June 30, 2003
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,666)	$(2,005)	$9,466	$—	$3,795

Cash flows from investing activities:
Acquisitions of radio stations, escrow payments and related acquisition costs	—	(62,966)	—	—	(62,966)
Capital expenditures	(24)	(2,039)	—	—	(2,063)
Proceeds from sale of long-lived assets	—	—	1	—	1

Net cash (used in) provided by investing activities	(24)	(65,005)	1	—	(65,028)

Cash flows from financing activities:
Principal payments on long- term debt	(30)	(74,469)	—	—	(74,499)
Long-term debt borrowings	—	138,500	—	—	138,500
Purchase of treasury stock	(992)	—	—	—	(992)
Debt financing costs	—	(1,960)	—	—	(1,960)
Net transfers from (to) subsidiaries	4,712	4,755	(9,467)	—	—

Net cash provided by (used in) financing activities	3,690	66,826	(9,467)	—	61,049

Decrease in cash and cash equivalents	—	(184)	—	—	(184)
Cash and cash equivalents at beginning of period	—	2,656	—	—	2,656

Cash and cash equivalents at end of period	$—	$2,472	$—	$—	$2,472

5. CAPITAL STOCK

     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at June 30, 2004 or December 31, 2003. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     On February 2, 2004, Regent issued 13,580 shares of common stock from treasury shares to four executive officers at an issue price of $7.00 per share as payment of a portion of 2003 bonuses awarded under the Senior Management Bonus Plan.

     Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase shares of its common stock at certain market price levels. During the first six months of 2004, Regent acquired 1,204,920 shares of its common stock for an aggregate purchase price of approximately $7.0 million. During the first six months of 2003, the Company acquired 201,500 shares for an aggregate purchase price of approximately $1.0 million. At June 30, 2004, there was approximately $2.0 million of available capacity under the stock buyback program for future purchases of Regent stock.

     During the first six months of 2004 and 2003, Regent reissued 38,444 shares and 64,113 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.

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

     Pursuant to the provisions of FIN 46R, at June 30, 2004, Regent deconsolidated the balance sheets of its Lancaster-Reading and Erie, Pennsylvania markets.

Definite-lived Intangible Assets

     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the respective lives of the agreements. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004		December 31, 2003
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements and other	$661	$430	$762	$458

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three and six-month periods ended June 30, 2004 was approximately $33,000 and $68,000, respectively. Amortization expense related to the Company’s definite-lived intangible

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assets for the three and six-month periods ended June 30, 2003 was approximately $34,000 and $67,000, respectively. The estimated annual amortization expense for the years ending December 31, 2004, 2005, and 2006 is approximately $128,000, $108,000, and $68,000, respectively.

     At June 30, 2004, approximately $101,000 of non-compete agreements and related accumulated amortization of approximately $97,000 related to the Erie and Lancaster-Reading, Pennsylvania markets was deconsolidated and reclassified to Investment in unconsolidated subsidiaries.

Indefinite-lived Intangible Assets

     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead will test the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at June 30, 2004 and December 31, 2003 (in thousands):

	June 30,	December 31,
	2004	2003
FCC licenses	$269,638	$293,369

     The change in FCC licenses is due primarily to the deconsolidation and reclassification to Investment in unconsolidated subsidiaries of approximately $24.9 million of FCC licenses associated with the Erie and Lancaster-Reading, Pennsylvania markets. FCC licenses also increased due to the acquisition of the Evansville, Indiana stations (approximately $6.1 million), offset partially by the disposal of the Duluth, Minnesota stations (approximately $4.8 million) during the first half of 2004.

Goodwill

     The following table presents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2004 (in thousands):

Goodwill
Balance as of December 31, 2003	$25,649
Acquisition related goodwill	512
Disposal of Duluth	(323)
Deconsolidation of Erie and Lancaster-Reading	(614)

Balance as of June 30, 2004	$25,224

7. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Common stock options that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 1,784,873 and 1,295,623 for the three and six months ended June 30, 2004, and 1,863,000 and 1,865,000 for the three and six months ended June 30, 2003.

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Income from continuing operations	$2,370	$1,886	$2,720	$2,083
(Loss) income from discontinued operations, net of taxes	(35)	38	(66)	(49)

Net income	$2,335	$1,924	$2,654	$2,034

Basic and diluted net income per common share:
Income from continuing operations	$0.05	$0.04	$0.06	$0.04
Loss from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.05	$0.04	$0.06	$0.04

Weighted average basic common shares	46,344	46,484	46,449	46,509
Dilutive effect of stock options and warrants	438	292	532	227

Weighted average diluted common shares	46,782	46,776	46,981	46,736

Stock options and warrants to purchase shares of common stock assumed exercised and included in the calculation of diluted net income per share:
Stock options	2,186	1,624	2,676	1,622
Warrants	790	790	790	790

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

     The effect of improvements in the local radio revenue environments of the majority of our markets impacted the performance of our stations during the first six months of 2004. To a lesser extent, operating results were also impacted by the effect of completed and pending acquisitions and dispositions. In the first quarter of 2004, we completed the exchange of five stations in Evansville, Indiana, which we began operating on March 1, 2003 under a time brokerage agreement, for four stations in Duluth, Minnesota, which we had ceased operating on that same date. Additionally, effective February 1, 2004, we began operating five radio stations in Bloomington, Illinois, and ceased operating six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets under time brokerage agreements in anticipation of completing a signed exchange agreement for these properties.

Critical Accounting Policies

     During the first quarter of 2004, we entered into an exchange agreement with Citadel Broadcasting Company and related entities, whereby we agreed to exchange the broadcasting assets of six of our radio stations serving two markets for the broadcasting assets of three stations owned by Citadel and the common stock and broadcasting assets of two stations owned by a wholly-owned subsidiary of Citadel, all five of which serve one market. On February 1, 2004, we began operating the stations we were to acquire through the exchange agreement under a time brokerage agreement, and Citadel began operating the stations they were to acquire under a similar time brokerage agreement. This exchange transaction was subsequently completed on July 29, 2004. Based on our interpretation of FASB Interpretation No. 46® (“FIN 46”), we believe that the purchaser of the Erie and Lancaster-Reading stations had a variable interest in and was the primary beneficiary of those stations at June 30, 2004, prior to completion of the exchange. Therefore, as of June 30, 2004, we have deconsolidated the assets and liabilities of those entities into a single balance sheet classification titled Investment in unconsolidated subsidiaries. We believe that we had a variable interest in and were the primary beneficiary of the two stations whose common stock we purchased, but not in the three stations owned directly by Citadel. We concluded that the assets and liabilities of the two stations believed to be variable interest entities were immaterial to our consolidated assets and liabilities as of June 30, 2004.

RESULTS OF OPERATIONS

     A comparison of the three and six months ended June 30, 2004 versus June 30, 2003, and the key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our unaudited condensed consolidated financial statements and the related footnotes included herein.

Comparison of three months ended June 30, 2004 to three months ended June 30, 2003

     Our comparative results of operations in the second quarter were affected by favorable results at stations we operated the full term of the second quarter of each year, as well as by results of a time brokerage agreement with Citadel Broadcasting Company and related entities where we assumed the operations of five stations serving the Bloomington, Illinois market and Citadel assumed the operations of six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets effective February 1, 2004.

     Net broadcast revenues increased by 3.6%, from approximately $21.5 million in the second quarter of 2003 to approximately $22.2 million in the second quarter of 2004. The increase was provided by stations operated during the entire quarterly period for both 2004 and 2003, and was attributable primarily to improvements in the local advertising environments of the majority of our markets during the second quarter of 2004.

     Station operating expenses increased 0.9%, from approximately $14.3 million in the second quarter of 2003 to approximately $14.4 million in the second quarter of 2004, as expenses for the markets operated for the entire second quarter of both years were held to minimal increases.

     Depreciation and amortization expense increased 11.0%, from approximately $1.1 million in 2003 to $1.2 million in 2004. The increase is due primarily to the incremental depreciation for the Evansville stations acquired during the first quarter of 2004, as well as increased depreciation expense in our Utica, New York and Peoria, Illinois markets, where facility and equipment upgrades were recently completed.

     Corporate general and administrative expense was approximately $1.9 million in the second quarter of 2004, compared to approximately $1.6 million in the second quarter of 2003. During the second quarter of 2003, corporate bonuses were reduced by approximately $0.1 million due to unfavorable financial results during that quarter. The remainder of the increase in the second quarter of 2004 is due primarily to increased professional and consulting fees due to compliance with the provisions of the Sarbanes-Oxley Act.

     Interest expense decreased from approximately $1.5 million during the second quarter of 2003, to approximately $0.8 million during the second quarter of 2004. Interest expense for the second quarter of 2003 included approximately $1.0 million of unamortized deferred finance costs related to our old credit facility, which we expensed upon entering into our new credit facility on June 30, 2003. Excluding the write off of finance costs, interest expense increased approximately $0.3 million from the second quarter of 2003 to the second quarter of 2004. The increase is due primarily to a combination of higher interest rates on outstanding borrowings during the second quarter of 2004 over those in 2003 and higher commitment fees due to expanded borrowing ability under the new credit facility.

     Income tax expense was recorded at the federal statutory rate of 34% for the second quarter of both 2004 and 2003. State income taxes, net of federal benefit, were recorded at 5% and 4% for the second quarter of 2004 and 2003, respectively.

     The loss from discontinued operations for the second quarter of 2004 was approximately $35,000, net of income taxes of approximately $23,000. Income from discontinued operations for the second quarter of 2003 was approximately $38,000, net of income taxes of approximately $23,000. In accordance with the provisions of SFAS 144, “Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”),” at the date of disposal, all activity relating to the Duluth stations was reclassified to Loss on discontinued operations, net of taxes in our Condensed Consolidated Statements of Operations.

     Net income per common share was $0.05 for the second quarter of 2004 and $0.04 for the second quarter of 2003.

     While acquisitions will affect the comparability of our 2004 operating results to those of 2003, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for those markets in which we have been operating for five full quarters, excluding the effect of barter transactions and any markets sold or held for sale during those periods. Our revenues are produced exclusively by our radio stations and we believe that an analysis of the net broadcast revenues of stations we owned for the entire second quarters of 2004 and 2003 is important because it presents a more direct view of the operating effectiveness of our stations. Nevertheless, this measure should not be considered in isolation or as a substitute for net broadcast revenue, operating income, net income from continuing operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The effect of barter is excluded in this comparison, as it customarily results in volatility between quarters, although differences over the full year are not material. This group of comparable markets (the “same station group”) is currently represented by 14 markets and 69 radio stations.

	Quarter 2%
Quarter 2 Same Station Data	2004	2003	Change
Revenue
Net broadcast revenue	$22,227	$21,453
Less:
Net results of barter transactions and stations not included in same station category	2,881	3,100

Same station broadcast revenue	$19,346	$18,353	5.4%

For the same station group for the three months ended June 30, 2004, as compared to the same period in 2003, our net broadcast revenues increased 5.4%. This increase was the result of improvements in the local advertising environment for the majority of our markets during the second quarter of 2004.

Comparison of six months ended June 30, 2004 to six months ended June 30, 2003

     Our results of operations for the six months ended June 30, 2004 compared to June 30, 2003 were primarily affected by improved results at stations operated for the entire first six months of both 2004 and 2003. Results for the first half of 2004 reflect a full six months of operations for the Evansville stations purchased from Clear Channel Communications, which we began operating late in the first quarter of 2003, and results from a time brokerage agreement with Citadel Broadcasting Company and related entities where we assumed the operations of five stations serving the Bloomington, Illinois market and Citadel assumed the operations of six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets effective February 1, 2004. The results from our stations in Duluth, Minnesota were reclassified to discontinued operations as of January 28, 2004, the date of our disposal of the market, in accordance with the provisions of SFAS 144. Prior to reclassification, Duluth accounted for approximately $0.3 million of net broadcast revenue and $0.3 million of station operating expense for the first six months of 2003. There was no revenue or station operating expense for Duluth during the first six months of 2004.

     Net broadcast revenues increased by 5.7%, from approximately $37.9 million for the first six months of 2003 to approximately $40.1 million for the first six months of 2004. The increase in net revenue was provided primarily by stations operated during the entire six month period for both 2004 and 2003, and is attributable to improvements in the local advertising environments of the majority of our markets during the first six months of 2004.

     Station operating expenses increased 2.4%, from approximately $27.1 million for the first six months of 2003 to approximately $27.8 million for the first six months of 2004. The increase was primarily attributable to higher programming costs, as well as increased technical and maintenance expense, at markets operated for the entire six months of both years.

     Depreciation and amortization expense increased 15.8%, from approximately $2.0 million in 2003 to $2.3 million in 2004. The increase is due to incremental depreciation for the Evansville stations acquired during the first quarter of 2004 and the Brill stations acquired during the first quarter of 2003, as well as increased depreciation expense in our Peoria, Illinois and Utica, New York markets, where facility and equipment upgrades were recently completed.

     Corporate general and administrative expense was approximately $3.8 million in the first six months of 2004, compared to approximately $3.3 million in the first six months of 2003. During the first six months of 2003, corporate bonuses were reduced by approximately $0.2 million due to unfavorable financial results during that time period. The remainder of the increase is due primarily to increased professional and consulting fees due to compliance with provisions of the Sarbanes-Oxley Act.

     Interest expense decreased from approximately $2.0 million during the first six months of 2003, to approximately $1.6 million during the first six months of 2004. Interest expense for the first six months of 2003 included approximately $1.0 million of unamortized deferred finance costs related to our old credit facility, which we expensed upon entering into our new credit facility on June 30, 2003. Excluding this write off, interest expense increased approximately $0.6 million. The increase is due to a combination of higher average borrowings due to funding the purchase of the Brill stations in February 2003 through borrowings under our credit facility, higher interest rates during the first six months of 2004, and higher commitment fees, due to our expanded borrowing ability under the new credit facility. Our average debt level for the first six months of 2004 was approximately $68.4 million, compared to approximately $53.9 million for the same period of 2003.

     Income tax expense was recorded at the federal statutory rate of 34% for the first six months of both 2004 and 2003. State income taxes, net of federal benefit, were recorded at 5% and 4% for the first six months of 2004 and 2003, respectively.

     The loss from discontinued operations for the first six months of 2004 was approximately $66,000, net of income taxes of approximately $42,000. The loss from discontinued operations for the first six months of 2003 was approximately $49,000, net of income taxes of approximately

$30,000. In accordance with the provisions of SFAS 144, at the date of disposal, all activity relating to the Duluth stations was reclassified to Loss on discontinued operations, net of taxes in our Condensed Consolidated Statements of Operations.

     Net income per common share was $0.06 for the first six months of 2004 and $0.04 for the first six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Discussion of Condensed Consolidated Statements of Cash Flows

     Our cash and cash equivalents balance at June 30, 2004 was approximately $2.1 million compared to approximately $2.5 million at June 30, 2003. The decrease is due primarily to a combination of a decrease in deposits in transit due to the migration of our cash management system to a lockbox collection process, and the timing of pay downs on our revolving credit facility. Consolidated cash balances are typically maintained at between one and two million dollars, as excess cash generated by operating activities after investing activities is used to pay down our revolving credit facility or repurchase shares of our common stock under our Board authorized stock buyback program.

     Net cash provided by operating activities was approximately $6.7 million for the first six months of 2004, compared to approximately $3.8 million for the first six months of 2003. This increase of approximately 77% is due primarily to a reduction in cash provided by operating activities in the 2003 period due to the payment of bonuses and performance-related items that were accrued at the end of 2002, as well as a decrease in accounts receivable during the first six months of 2004 due to high levels of cash collections.

     Net cash used in investing activities during the first six months of 2004 was approximately $5.1 million, compared to approximately $65.0 million used in 2003. During the first six months of 2004, approximately $3.0 million was used to fund the cash portion of our exchange agreement with Clear Channel and pay related transaction costs for acquisitions. We expended cash in 2003 to complete the acquisition of the Brill stations and placed in escrow a deposit on the purchase of the Ft. Collins-Greeley stations. Capital expenditures for the first six months of 2004 and 2003 were approximately $2.1 million. Capital expenditures were made in 2004 to substantially complete the consolidation project in our Peoria market, as well as to start a new consolidation project in our Albany market.

     Cash flows used in financing activities for the first six months of 2004 were approximately $1.1 million, compared to approximately $61.0 million provided by financing activities for the same period in 2003. In 2004, net borrowings under our credit facility of $6.0 million were used to partially fund the repurchase of approximately $7.0 million of our common stock. For the first six months of 2003, we had approximately $61.0 million of cash flows provided by financing activities. We had borrowings of $63.5 million under our old credit facility, primarily to fund the purchase of the Brill stations in February 2003. Borrowings under the new credit facility of $75.0 million were used to pay off the outstanding balance of approximately $73.0 million under the old credit facility, and to pay approximately $2.0 million in debt issuance costs related to the new credit facility. Cash was also expended to repurchase approximately $1.0 million of our common stock during the first six months of 2003.

Sources of funds

     During the first six months of 2004, our sources of cash totaled approximately $15.7 million and were derived primarily from a combination of borrowings under our credit facility and cash provided by operating activities.

     We have a senior secured reducing credit agreement with a group of lenders in anticipation of future acquisitions. The credit facility provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. We incurred approximately $2.0 million in financing costs related to the credit facility, which are being amortized over the life of the facility using the effective interest method. The credit facility is available for working capital and permitted acquisitions, including related acquisition costs. At June 30, 2004, we had borrowings under the credit facility of $73.5 million, comprised of a $65.0 million term loan and $8.5 million of revolver borrowings, and available borrowings of $76.5 million, subject to the terms and conditions of the facility. At December 31, 2003, we had borrowings of approximately $67.5 million under the credit facility.

     The term loan commitment reduces over seven years beginning on December 31, 2004, and the revolving commitment begins reduction on June 30, 2005, approximately as follows (in thousands):

December 31,	Revolving Commitment	Term Loan Commitment
2003	$85,000	$65,000
2004	85,000	64,188
2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	—	—

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

     Under the credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 1.5% depending upon our consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 1.5% and 3.0%, depending upon our consolidated leverage ratio. Borrowings under the credit facility bore interest at an average rate of 3.14% and 3.15% at June 30, 2004 and December 31, 2003, respectively. Our weighted-average interest rate for the six months ended June 30, 2004 and 2003 was approximately 3.13% and 2.59%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.375% and 0.625% depending upon the amount of the credit facility utilized. Our indebtedness under the credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

     Under the terms of the credit facility, we were required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which will effectively convert $32.5 million of our variable-rate debt under the credit facility to a fixed rate. The swap agreement became effective on June 30, 2004 and expires two years from that date. Under this agreement, payments will be made based on a fixed rate of 3.69% plus the applicable margin for the life of the agreement. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. The unrealized loss related to the interest rate swap agreement was approximately $69,000 for the six months ended June 30, 2004, net of approximately $35,000 of income taxes, based on information received from the counterparty to the agreement. This loss has been recorded as a component of accumulated other comprehensive loss. We determined that there was no ineffectiveness in the hedge agreement at either the date of inception or at June 30, 2004.

Uses of funds

     During the first six months of 2004, we utilized our sources of cash primarily to: acquire radio stations and pay related acquisition costs of approximately $3.0 million; repay borrowings under our credit facility and make capital lease payments of approximately $3.1 million; purchase shares of our common stock for approximately $7.0 million; and fund capital expenditures of approximately $2.1 million, of which approximately $1.2 million was for maintenance capital expenditures.

     On January 28, 2004, we completed an exchange agreement with Clear Channel Broadcasting, Inc. and its affiliates, whereby we exchanged four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash, for five radio stations (WYNG-FM, WDKS-FM, WJLT-FM (formerly WKRI-FM), WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, we began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The cash portion of the purchase price was funded through borrowings under our credit facility.

     During the second quarter of 2004, we expended cash of approximately $7.0 million to repurchase approximately 1.2 million shares of our common stock. This was funded through a combination of borrowings under our credit facility and cash provided by operations.

Subsequent Uses of Funds

On July 29, 2004, we completed an exchange agreement with Citadel Broadcasting Company and related entities (“Citadel”), whereby we exchanged four stations (WXKC-FM, WRIE-AM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market and two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, plus an initial cash payment of $3.5 million, for five stations (WBNQ-FM, WBWN-FM, WTRX-FM, WJEX-FM, and WJBC-AM) serving the Bloomington, Illinois market. The final cash payment, less the $3.5 million paid at the closing date, is to be calculated as a multiple of 7.5 times the excess of station operating income from the Bloomington stations over that of the Erie and Lancaster-Reading stations for the twelve-month period ended January 31, 2004. The purchase price will ultimately be determined through an arbitration process to resolve differences over proposed adjustments to the calculation of station operating income. The cash portion of the purchase price paid was funded through borrowings under our credit facility, as will be any additional cash payments made.

Pending Sources and Uses of Funds

     On January 10, 2003, we entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price for that period is less than $7.50 per share, we may, at our sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, we began providing programming and other services to KKPL-FM under a local programming and marketing agreement. We have placed $387,500 in escrow to secure our obligations under this agreement. The FCC has given us approval on this transaction and we expect to close in the third quarter of 2004.

     Also in the Ft. Collins market, we have a pending transaction in which we will receive $1.0 million in cash, net of our costs, from another radio operator to move our KTRR-FM antenna to our KUAD-FM tower. This move will enable us to have a stronger signal into the Ft. Collins-Greeley market, as well as release us from a long-term tower lease for the KTRR-FM antenna. We anticipate completing this transaction during the third quarter of 2004.

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

     Our Board of Directors has authorized us to repurchase shares of our common stock on the open market when the share price reaches predetermined levels set by the Board. During the second quarter we purchased 1,204,920 shares of Regent common stock for approximately $7.0 million under the plan. In July 2004, the Company repurchased 335,100 shares of common stock at a cost of approximately $2.0 million, which depleted the remaining capacity under the plan and brought the Company’s total shares purchased during 2004 to 1,540,020 at a cost of approximately $9.0 million. At their July 2004 meeting, the Board increased the amount authorized under the repurchase plan by an additional $20.0 million, pending lender approval.

     We believe the net cash provided by operating activities and available borrowings under our credit facility will be sufficient to complete our pending acquisitions and capital expenditures. After giving effect to all pending transactions, as well as the outcome of the Bloomington arbitration, we estimate that outstanding borrowings under our credit facility will be approximately $83.4 to $85.8 million, with available borrowings of approximately $64.2 to $66.6 million, subject to the terms and conditions of the credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit facility, the Company was required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which effectively converts $32.5 million of our variable-rate debt under the credit facility to a fixed rate beginning June 30, 2004 and will expire two years from that date. Under this agreement, payments will be made based on a fixed rate of 3.69% plus applicable margin. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. Based on our exposure to variable rate borrowings at June 30, 2004, a one percent (1%) change in the weighted-average interest rate would change our annualized interest expense by approximately $410,000.

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

     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2004, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business. In the opinion of our management, we are not a party to any lawsuit or legal proceeding that is likely to have a material adverse effect on our business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

2(e)

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plan (1)	under the Plan (1)
				(in thousands)
April 1, 2004 – April 30, 2004	0	—	0	$9,000
May 1, 2004 – May 31, 2004	157,700	6.14	157,700	$8,032
June 1, 2004 – June 30, 2004	1,047,220	5.79	1,047,220	$1,972
Total	1,204,920	5.84	1,204,920	$1,972

(1) On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. In October 2002, the Board increased the amount of stock the Company could buy back by approximately $6.7 million. Since inception of the stock buyback program and through June 30, 2004, approximately $14.7 million of common stock had been repurchased, approximately $7.0 million of which was purchased during the second quarter of 2004, and there was approximately $2.0 million of available capacity under the program. In July 2004, the Company repurchased approximately $2.0 million of its common stock, exhausting the remaining amount available under the plan. At its July 2004 meeting, the Company’s Board of Directors increased the amount authorized under the repurchase plan by an additional $20.0 million, pending lender approval.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Regent Communications, Inc. 2004 Annual Meeting of Stockholders was held on May 19, 2004. At the Annual Meeting, stockholders were asked to vote upon (1) the election of directors and (2) a proposal to increase the number of shares of Regent common stock available to be awarded under the Regent Communications, Inc. 1998 Management Stock Option Plan by 500,000 shares.

     The specific matters voted upon and the results of the voting were as follows:

     (1) Eight incumbent directors were re-elected to serve for an additional one-year term expiring at the next annual meeting of stockholders. The directors were elected as follows:

Name of Director	Shares Voted “FOR”	Shares Withheld
Terry S. Jacobs	42,578,934	2,006,195
William L. Stakelin	43,588,588	996,541
Hendrik J. Hartong, Jr.	42,385,783	2,199,346
William H. Ingram	43,420,275	1,164,854
Timothy M. Mooney	42,736,004	1,849,125
Richard H. Patterson	43,419,769	1,165,360
William P. Sutter, Jr.	42,795,750	1,789,379
John H. Wyant	44,035,219	549,910

     (2) The proposal to increase the number of shares available to be awarded under the Regent Communications, Inc. 1998 Management Stock Option Plan by 500,000 shares was adopted by an affirmative vote as follows:

Shares Voted “FOR”	36,177,807
Shares Voted “AGAINST”	3,337,370
Shares Voted “ABSTAINING”	1,072,133
Broker Non-Votes	3,997,819

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The exhibits identified as Part II Exhibits on the following Exhibit Index, which is incorporated herein by this reference, are filed or incorporated by reference as exhibits to Part II of this Form 10-Q.

     (b) Reports on Form 8-K

     On April 30, 2004 we filed a Report on Form 8-K announcing financial results for the first quarter of 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

REGENT COMMUNICATIONS, INC.

Date: August 9, 2004	By:	/s/ Terry S. Jacobs Terry S. Jacobs, Chairman of the Board
and Chief Executive Officer

Date: August 9, 2004	By:	/s/ Anthony A. Vasconcellos Anthony A. Vasconcellos, Chief
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