Form 10-Q
period 2004-09-30
REGENT COMMUNICATIONS INC
filed 2004-11-05
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

     Common Stock, $.01 par value — 45,113,227 shares outstanding as of November 2, 2004

REGENT COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

INDEX

Page
Number
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)	3
Condensed Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	33
PART II OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6. Exhibits	34
EX-4(C)
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Broadcast revenues, net of agency commissions	$22,454	$19,569	$62,075	$53,916
Station operating expenses	14,033	13,410	41,384	37,960
Depreciation and amortization	1,219	944	3,351	2,773
Corporate general and administrative expenses	1,842	1,322	5,632	4,636
Loss on sale of long-lived assets	12	—	36	6

Operating income	5,348	3,893	11,672	8,541
Interest expense	(1,023)	(740)	(2,498)	(2,564)
Other expense, net	(39)	(57)	(129)	(158)

Income from continuing operations before income taxes	4,286	3,096	9,045	5,819
Income tax expense	(1,790)	(1,275)	(3,645)	(2,310)

Income from continuing operations	2,496	1,821	5,400	3,509
Discontinued operations:
(Loss) gain from operations of discontinued operations, net of income tax	(27)	316	(245)	662
Gain on sale of discontinued operations, net of income tax	5,591	—	5,559	—

Gain on discontinued operations	5,564	316	5,314	662

Net income	$8,060	$2,137	$10,714	$4,171

Basic and diluted income per common share:
Net income from continuing operations	$0.06	$0.04	$0.12	$0.08
Net income from discontinued operations	0.12	0.01	0.11	0.01

Net income	$0.18	$0.05	$0.23	$0.09

Weighted average number of common shares:
Basic	45,130	46,507	46,006	46,511
Diluted	45,405	46,895	46,450	46,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,526	$1,673
Accounts receivable, net of allowance of $981 and $868 at September 30, 2004 and December 31, 2003, respectively	14,425	13,554
Other current assets	1,128	841

Total current assets	17,079	16,068
Property and equipment, net	34,688	35,135
Intangible assets, net	311,942	293,673
Goodwill	26,803	25,649
Other assets	2,405	2,776

Total assets	$392,917	$373,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,595	$872
Accounts payable	1,933	2,366
Accrued compensation	1,937	1,402
Other current liabilities	6,365	3,318

Total current liabilities	13,830	7,958
Long-term debt, less current portion	70,250	67,018
Other long-term liabilities	801	696
Deferred taxes	22,088	13,831

Total liabilities	106,969	89,503
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,083,492 shares issued at September 30, 2004 and December 31, 2003	481	481
Treasury stock, 2,991,089 and 1,542,705 shares, at cost at September 30, 2004 and December 31, 2003, respectively	(16,196)	(7,758)
Additional paid-in capital	348,021	348,016
Accumulated other comprehensive loss	(330)	(199)
Accumulated deficit	(46,028)	(56,742)

Total stockholders’ equity	285,948	283,798

Total liabilities and stockholders’ equity	$392,917	$373,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$10,714	$4,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,643	3,101
Deferred income tax expense	6,964	2,578
Gain on sale of radio stations	(9,311)	—
Non-cash compensation expense	599	379
Non-cash interest expense	306	1,251
Other, net	251	420
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,205)	(288)
Other assets	(180)	(447)
Current and long-term liabilities	689	(1,835)

Net cash provided by operating activities	12,470	9,330

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	(6,635)	(62,876)
Capital expenditures	(2,844)	(3,700)
Escrow deposits for acquisitions of radio stations	—	(388)
Other	30	17

Net cash used in investing activities	(9,449)	(66,947)

Cash flows from financing activities:
Principal payments on long-term debt	(7,045)	(79,014)
Purchase of treasury shares	(8,996)	(992)
Long-term debt borrowings	13,000	138,500
Payment of debt financing costs	—	(1,960)
Other	(127)	(115)

Net cash (used in) provided by financing activities	(3,168)	56,419

Net decrease in cash and cash equivalents	(147)	(1,198)
Cash and cash equivalents at beginning of period	1,673	2,656

Cash and cash equivalents at end of period	$1,526	$1,458

Supplemental schedule of non-cash financing and investing activities:
Value of Erie and Lancaster stations exchanged for Bloomington stations	$37,143	$—
Value of Duluth stations exchanged for Evansville stations	$5,300	$—
Capital lease obligations incurred	$145	$94

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

Broadcast Revenue

     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.4 million and $2.1 million for the three months ended September 30, 2004 and 2003, respectively and approximately $6.4 million and $5.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Barter Transactions

     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three and nine-month periods ended September 30, 2004 and 2003 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Barter revenue	$1,051	$948	$2,852	$2,872
Barter expense	$934	$914	$2,557	$2,564

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Income

     The following table shows the components of comprehensive income for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income	$8,060	$2,137	$10,714	$4,171
Loss on hedge agreement, net of income taxes	62	469	131	469

Comprehensive income	$7,998	$1,668	$10,583	$3,702

Stock-based Compensation Plans

     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. During the first quarter of 2004, the Company accelerated the vesting of stock options granted to employees terminated due to the then pending disposition of certain radio stations. This change in vesting created a new measurement date and thus triggered variable accounting. Accordingly, the Company recorded expense of approximately two thousand dollars for the difference between the price of the common stock underlying the options at the new measurement date and the exercise price of the options. No expense was recorded related to the Company’s stock-based compensation plans for the three months ended September 30, 2004 or for the three or nine months ended September 30, 2003. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share information):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$8,060	$2,137	$10,714	$4,171
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	1	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(381)	(349)	(1,103)	(976)

Pro forma net income	$7,679	$1,788	$9,612	$3,195

Earnings per share:
Basic — as reported	$0.18	$0.05	$0.23	$0.09
Basic — pro forma	$0.17	$0.04	$0.21	$0.07
Diluted — as reported	$0.18	$0.05	$0.23	$0.09
Diluted — pro forma	$0.17	$0.04	$0.21	$0.07

     The fair value of each option grant and each share of common stock issued under the Company’s Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions as of September 30, 2004 and 2003:

	2004	2003
Dividends	None	None
Volatility	58.9% - 61.1%	60.2% - 60.5%
Risk-free interest rate	2.80% - 3.93%	2.42% - 3.18%
Expected term	5 years	5 years

Discontinued Operations

     During the first nine months of 2004, the Company disposed of its Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the three and nine-month periods ended September 30, 2004 and 2003 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net revenue	$—	$1,783	$432	$5,623
Depreciation and amortization expense	$33	$116	$292	$328
Allocated interest expense	$13	$73	$111	$232
(Loss) income before income taxes	$(45)	$509	$(410)	$1,067

2. COMPLETED AND PENDING ACQUISITIONS AND DISPOSITIONS

     The Company seeks to acquire radio stations that enable it to expand within its existing markets and enter into new mid-sized and small markets that fit into Regent’s operating strategy.

Completed Acquisitions and Dispositions

     On July 29, 2004, Regent completed an exchange with Citadel Broadcasting Company (“Citadel”) and its wholly owned subsidiary, Livingston County Broadcasters (“Livingston”) whereby Regent exchanged four stations (WRIE-AM, WXKC-FM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market, two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, and an initial cash payment of approximately $3.5 million, for the fixed and intangible assets of three stations owned by Citadel (WBNQ-FM, WBWN-FM, and WJBC-AM) and the stock of Livingston, owner of two radio stations (WTRX-FM and WJEZ-FM), all of which serve the Bloomington, Illinois market. The cash portion of the purchase price was funded through borrowings under the Company’s credit facility. Regent and Citadel have agreed to binding arbitration to resolve disputes over proposed adjustments to the calculation of station operating income, the basis of the cash payment amount, which could increase the amount of cash Regent must pay by up to $2.4 million. Regent has established a liability for approximately $2.4 million, the maximum amount the Company believes it could be required to pay through arbitration, which is expected to be completed during the fourth quarter of 2004. Regent expects this transaction to qualify for like-kind exchange treatment under section 1031 of the Internal Revenue Code. Effective February 1, 2004, Regent began providing programming and other services to the Bloomington stations, and Citadel began providing the

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

same such services to the Erie and Lancaster-Reading stations. The Company has preliminarily recorded a pre-tax gain on the transaction of approximately $9.4 million based upon the estimated fair value of the net assets received in excess of the carrying values of the assets exchanged plus the initial cash payment. This amount will be finalized upon receipt of the final arbitration ruling and final independent appraisals. The value of the Bloomington stations has been estimated at $43.0 million and has been preliminarily allocated as follows: approximately $0.8 million of the purchase price to fixed assets; approximately $41.4 million to FCC licenses, which are not subject to amortization; and approximately $0.8 million to other intangible assets for the value of a non-compete agreement with an estimated expected life of approximately two years. Additionally, the Company has recorded approximately $1.4 million of goodwill and deferred taxes due to the difference between the fair market value and book value of the assets and liabilities of Livingston. The Company expects an independent appraisal of the Bloomington properties to be completed in the fourth quarter of 2004.

     On January 28, 2004, Regent completed an exchange with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) whereby Regent exchanged four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market and $2.7 million in cash, for five radio stations (WYNG-FM, WDKS-FM, WJLT-FM (formerly WKRI-FM), WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, Regent began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The Company received an independent third party appraisal of the Duluth properties during the second quarter and allocated approximately $1.8 million of the purchase price to fixed assets, $6.1 million to FCC licenses, and $0.1 million to goodwill.

     The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of stations acquired in 2003 and through the first nine months of 2004 as though those transactions had occurred on January 1, 2003.

	PRO FORMA (UNAUDITED)
	(In thousands, except per share amounts)
	Nine months ended September 30,
	2004	2003
Net broadcast revenues	$62,612	$59,559
Net income	$10,577	$4,766
Basic and diluted income per common share:
Net income	$0.23	$0.10

     The Company recorded 100% of revenues and station operating expenses for the Bloomington and Evansville stations during the period those stations were operated under time brokerage agreements. These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated at the beginning of the nine-month periods, nor is it indicative of future results of operations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pending Acquisitions

     On January 10, 2003, Regent entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price of Regent common stock for that period is less than $7.50 per share, Regent may, at its sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, the Company began providing programming and other services to KKPL-FM under a local programming and marketing agreement. The Company has placed $387,500 in escrow to secure its obligations under this agreement. The Company has received FCC approval for this transaction and expects to complete this purchase in the fourth quarter of 2004.

3. LONG-TERM DEBT

     Long-term debt consisted of the following as of September 30, 2004 and December 31, 2003 (in thousands):

	September 30,	December 31,
	2004	2003
Senior reducing term loan	$65,000	$65,000
Senior reducing revolving credit facility	8,500	2,500
Subordinated promissory note	345	390

	73,845	67,890
Less: current portion of long-term debt	(3,595)	(872)

	$70,250	$67,018

     Borrowings under the credit facility bore interest at an average rate of 3.47% at September 30, 2004 and 3.15% at December 31, 2003.

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

     Set forth below are condensed consolidating financial statements for RCI, RBI and the Subsidiary Guarantors, including the Condensed Consolidating Statements of Operations for the three and nine-month periods ended September 30, 2004 and 2003, the Condensed Consolidating Balance Sheets as of September 30, 2004 and December 31, 2003, and the Condensed

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Consolidating Statements of Cash Flows for the nine-month periods ended September 30, 2004 and 2003. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flows are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended September 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$22,454	$—	$22,454
Station operating expenses	—	—	14,033	—	14,033
Depreciation and amortization	22	—	1,197	—	1,219
Corporate general and administrative expenses	1,824	18	—	—	1,842
Loss on sale of long- lived assets	—	—	12	—	12
Equity (loss) in earnings of subsidiaries	1,788	4,139	—	(5,927)	—

Operating (loss) income	(58)	4,121	7,212	(5,927)	5,348
Interest expense, net	(13)	(1,010)	—	—	(1,023)
Other income (expense), net	2	(9)	(32)	—	(39)

(Loss) income from continuing operations before income taxes	(69)	3,102	7,180	(5,927)	4,286
Income tax benefit (expense)	42	(1,308)	(3,025)	2,501	(1,790)

(Loss) income from continuing operations	(27)	1,794	4,155	(3,426)	2,496
Gain (loss) on discontinued operations, net of income taxes	5,586	(6)	(16)	—	5,564

Net income (loss)	$5,559	$1,788	$4,139	$(3,426)	$8,060

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended September 30, 2003
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$19,569	$—	$19,569
Station operating expenses	—	—	13,410	—	13,410
Depreciation and amortization	28	—	916	—	944
Corporate general and administrative expenses	1,309	13	—	—	1,322
Gain on sale of long- lived assets	—	—	—	—	—
Equity (loss) in earnings of subsidiaries	1,656	3,485	—	(5,141)	—

Operating income (loss)	319	3,472	5,243	(5,141)	3,893
Interest expense, net	(9)	(731)	—	—	(740)
Other expense, net	(14)	—	(43)	—	(57)

Income (loss) from continuing operations before income taxes	296	2,741	5,200	(5,141)	3,096
Income tax (expense) benefit	(112)	(1,041)	(2,075)	1,953	(1,275)

Income (loss) from continuing operations	184	1,700	3,125	(3,188)	1,821
(Loss) income from discontinued operations, net of taxes	—	(44)	360	—	316

Net income (loss)	$184	$1,656	$3,485	$(3,188)	$2,137

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Nine Months Ended September 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$62,075	$—	$62,075
Station operating expenses	—	—	41,384	—	41,384
Depreciation and amortization	61	—	3,290	—	3,351
Corporate general and administrative expenses	5,576	56	—	—	5,632
Loss on sale of long-lived assets	—	—	36	—	36
Equity (loss) in earnings of subsidiaries	4,452	10,114	—	(14,566)	—

Operating (loss) income	(1,185)	10,058	17,365	(14,566)	11,672
Interest expense, net	(22)	(2,476)	—	—	(2,498)
Other income (expense), net	8	(14)	(123)	—	(129)

(Loss) income from continuing operations before income taxes	(1,199)	7,568	17,242	(14,566)	9,045
Income tax benefit (expense)	483	(3,050)	(6,949)	5,871	(3,645)

(Loss) income from continuing operations	(716)	4,518	10,293	(8,695)	5,400
Gain (loss) on discontinued operations, net of income taxes	5,559	(66)	(179)	—	5,314

Net income (loss)	$4,843	$4,452	$10,114	$(8,695)	$10,714

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Nine Months Ended September 30, 2003
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$53,916	$—	$53,916
Station operating expenses	—	—	37,960	—	37,960
Depreciation and amortization	83	—	2,690	—	2,773
Corporate general and administrative expenses	4,590	46	—	—	4,636
Loss on sale of long-lived assets	—	—	6	—	6
Equity (loss) in earnings of subsidiaries	3,722	8,834	—	(12,556)	—

Operating (loss) income	(951)	8,788	13,260	(12,556)	8,541
Interest expense, net	(27)	(2,537)	—	—	(2,564)
Other income (expense), net	10	(18)	(150)	—	(158)

(Loss) income from continuing operations before income taxes	(968)	6,233	13,110	(12,556)	5,819
Income tax benefit (expense)	368	(2,368)	(5,081)	4,771	(2,310)

(Loss) income from continuing operations	(600)	3,865	8,029	(7,785)	3,509
(Loss) gain on discontinued operations, net of income taxes	—	(143)	805	—	662

Net (loss) income	$(600)	$3,722	$8,834	$(7,785)	$4,171

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	September 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,526	$—	$—	$1,526
Accounts receivable, net	—	—	14,425	—	14,425
Other current assets	493	5	630	—	1,128

Total current assets	493	1,531	15,055	—	17,079
Intercompany receivable	—	—	61,563	(61,563)	—
Investment in subsidiaries	272,662	407,542	—	(680,204)	—
Property and equipment, net	472	—	34,216	—	34,688
Intangible assets, net	—	—	311,942	—	311,942
Goodwill	1,599	—	25,204	—	26,803
Other assets	13,114	1,859	433	(13,001)	2,405

Total assets	$288,340	$410,932	$448,413	$(754,768)	$392,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$345	$3,250	$—	$—	$3,595
Accounts payable and accrued expenses	2,046	2,538	5,651	—	10,235
Intercompany payable	—	61,563	—	(61,563)	—

Total current liabilities	2,391	67,351	5,651	(61,563)	13,830
Long-term debt, less current portion	—	70,250	—	—	70,250
Deferred taxes and other	—
long-term liabilities	1	669	35,220	(13,001)	22,889

Total liabilities	2,392	138,270	40,871	(74,564)	106,969
Stockholders’ equity	285,948	272,662	407,542	(680,204)	285,948

Total liabilities and stockholders’ equity	$288,340	$410,932	$448,413	$(754,768)	$392,917

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Nine Months Ended September 30, 2004
	RCI	RBI	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(7,746)	$(2,689)	$22,905	$—	$12,470

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs, net of cash acquired	—	(6,635)	—	—	(6,635)
Capital expenditures	(146)	(2,698)	—	—	(2,844)
Other	—	—	30	—	30

Net cash (used in) provided by investing activities	(146)	(9,333)	30	—	(9,449)

Cash flows from financing activities:
Principal payments on long- term debt	(45)	(7,000)	—	—	(7,045)
Long-term debt borrowings	—	13,000	—	—	13,000
Purchase of treasury shares	(8,996)	—	—	—	(8,996)
Other	—	—	(127)	—	(127)
Net transfers from (to) subsidiaries	16,933	5,875	(22,808)	—	—

Net cash provided by (used in) financing activities	7,892	11,875	(22,935)	—	(3,168)

Decrease in cash and cash equivalents	—	(147)	—	—	(147)
Cash and cash equivalents at beginning of period	—	1,673	—	—	1,673

Cash and cash equivalents at end of period	$—	$1,526	$—	$—	$1,526

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Nine Months Ended September 30, 2003
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4,981)	$(3,624)	$17,935	$—	$9,330

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs, net of cash acquired	—	(63,264)	—	—	(63,264)
Capital expenditures	(28)	(3,672)	—	—	(3,700)
Proceeds from sale of long-	—	—
lived assets	—	—	17	—	17

Net cash (used in) provided by investing activities	(28)	(66,936)	17	—	(66,947)

Cash flows from financing activities:
Principal payments on long- term debt	(45)	(78,969)	—	—	(79,014)
Long-term debt borrowings	—	138,500	—	—	138,500
Purchase of treasury stock	(992)	—	—	—	(992)
Debt financing costs	—	(1,960)	—	—	(1,960)
Other	—	—	(115)		(115)
Net transfers from (to) subsidiaries	6,046	11,791	(17,837)	—	—

Net cash provided by (used in) financing activities	5,009	69,362	(17,952)	—	56,419

Decrease in cash and cash equivalents	—	(1,198)	—	—	(1,198)
Cash and cash equivalents at beginning of period	—	2,656	—	—	2,656

Cash and cash equivalents at end of period	$—	$1,458	$—	$—	$1,458

5. CAPITAL STOCK

     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at September 30, 2004 or December 31, 2003. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     On February 2, 2004, Regent issued 13,580 shares of common stock from treasury shares to four executive officers at an issue price of $7.00 per share as payment of a portion of 2003 bonuses awarded under the Senior Management Bonus Plan.

     Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase shares of its common stock at certain market price levels. During the first nine months of 2004, Regent acquired 1,540,020 shares of its common stock for an aggregate purchase price of approximately $9.0 million, which exhausted all available capacity under the stock buyback program. At its July 2004 meeting, the Company’s Board of Directors increased the amount authorized under the repurchase plan by an additional $20.0 million, pending lender approval. During the first nine months of 2003, the Company acquired 201,500 shares for an aggregate purchase price of approximately $1.0 million.

     During the first nine months of 2004 and 2003, Regent reissued 78,056 shares and 89,978 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Regent’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which requires that a company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or at an earlier date if conditions exist that would indicate the possibility of an impairment issue.

Definite-lived Intangible Assets

     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements. These agreements are amortized over the respective lives of the agreements. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements and other	$1,428	$557	$762	$458

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three and nine-month periods ended September 30, 2004 was approximately $127,000 and $185,000, respectively. For the same periods, approximately $2,000 and $12,000,

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

respectively, of amortization expense previously recorded and related to the operations of markets that were sold was reclassified to discontinued operations under the provisions of SFAS 144. Amortization expense related to the Company’s definite-lived intangible assets for the three and nine-month periods ended September 30, 2003 was approximately $27,000 and $84,000, respectively. For the three and nine-month periods ended September 30, 2003, approximately $5,000 and $15,000, respectively, of amortization expense previously recorded and related to the operations of markets that were sold was reclassified to discontinued operations under the provisions of SFAS 144. The estimated annual amortization expense for the years ending December 31, 2004, 2005, and 2006 is approximately $313,000, $508,000, and $236,000, respectively.

Indefinite-lived Intangible Assets

     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead will test the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at September 30, 2004 and December 31, 2003 (in thousands):

	September 30, 2004	December 31, 2003
FCC licenses	$311,071	$293,369

     The change in FCC licenses is due primarily to the acquisition of the Evansville, Indiana stations (approximately $6.1 million) and Bloomington, Illinois stations (approximately $41.4 million), offset partially by the disposal of the Lancaster, Pennsylvania stations (approximately $16.5 million), Erie, Pennsylvania stations (approximately $8.5 million) and Duluth, Minnesota stations (approximately $4.8 million) during the first nine months of 2004.

Goodwill

     The following table presents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2004 (in thousands):

Goodwill
Balance as of December 31, 2003	$25,649
Acquisition related goodwill	2,091
Disposal of Duluth, Erie and Lancaster- Reading	(937)

Balance as of September 30, 2004	$26,803

7. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Common stock options that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 2,351,623 and 1,783,873 for the three and nine months ended September 30, 2004, and 1,338,250 and 1,847,000 for the three and nine months ended September 30, 2003.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
		(in thousands, except per share amounts)
Income from continuing operations	$2,496	$1,821	$5,400	$3,509
Income from discontinued
operations, net of taxes	5,564	316	5,314	662

Net income	$8,060	$2,137	$10,714	$4,171

Basic and diluted net income per common share:
Income from continuing operations	$0.06	$0.04	$0.12	$0.08
Income from discontinued operations	0.12	0.01	0.11	0.01

Net income	$0.18	$0.05	$0.23	$0.09

Weighted average basic
common shares	45,130	46,507	46,006	46,511
Dilutive effect of stock options and warrants	275	388	444	278

Weighted average diluted
common shares	45,405	46,895	46,450	46,789

Stock options and warrants to purchase shares of common stock assumed exercised and included in the calculation of diluted net income per share:
Stock options	1,628	2,137	2,195	1,628
Warrants	790	790	790	790

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Our financial results are seasonal. As is typical in the radio broadcasting industry, we expect our first calendar quarter to produce the lowest revenues for the year, and the fourth calendar quarter to produce the highest revenues for the year. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods. Additionally, as 2004 is a significant political year, we expect to see an increase over 2003 in political revenues, particularly in the fourth quarter.

     Our stations compete for advertising revenue with other stations and with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition the radio broadcasting industry is subject to competition from new media technologies as well as satellite-delivered digital audio radio broadcasting. From time to time, management may change or modify a station’s format due to the competitive environment. Any such changes could have a negative financial impact on such stations in the short term, although we believe that diversification of formats on our stations helps mitigate the risk of the effects related to station format modifications.

     The effect of improvements in the local radio revenue environments of the majority of our markets impacted the performance of our stations during the first nine months of 2004. To a lesser extent, operating results were also impacted by the effect of completed and pending acquisitions and dispositions. In the first quarter of 2004, we completed the exchange of five stations in Evansville, Indiana, which we began operating on March 1, 2003, under a time brokerage agreement, for four stations in Duluth, Minnesota, which we had ceased operating on that same date. Additionally, effective February 1, 2004, we began operating five radio stations in Bloomington, Illinois, and ceased operating six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets under time brokerage agreements in anticipation of completing a signed exchange agreement for these properties. On July 29, 2004, we completed this transaction and moved the current and prior year income statement effect of the Erie and Lancaster operations into discontinued operations (see Note 2 to the condensed consolidated financial statements). In the nine months ended September 30, 2004 the income statement effect of Duluth was also reclassified to discontinued operations in addition to Erie and Lancaster.

RESULTS OF OPERATIONS

     A comparison of the three and nine months ended September 30, 2004 versus September 30, 2003, and the key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our unaudited condensed consolidated financial statements and the related footnotes included herein.

Comparison of three months ended September 30, 2004 to three months ended September 30, 2003

     Our comparative results of continuing operations in the third quarter were affected by favorable results at stations we operated for the full term of the third quarter of each year, as well as by results of a time brokerage agreement with Citadel Broadcasting Company and related entities where we assumed the operations of five stations serving the Bloomington, Illinois market and Citadel assumed the operations of six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets effective February 1, 2004.

     The results from our stations in Erie and Lancaster-Reading were reclassified to discontinued operations as of July 29, 2004, the date of our disposal of these markets, in accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The results from our stations in Duluth, Minnesota were reclassified to discontinued operations as of January 28, 2004, the date of our disposal of the market, in accordance with the provisions of SFAS 144. Prior to reclassification, Erie, Lancaster-Reading and Duluth accounted for approximately $1.8 million of net broadcast revenues and $1.1 million of station operating expenses for the third quarter of 2003.

     Net broadcast revenues increased by 14.7%, from approximately $19.6 million in the third quarter of 2003 to approximately $22.5 million in the third quarter of 2004, an increase of approximately $2.9 million. The new Bloomington market contributed approximately $2.0 million of the increase in net broadcast revenue in the third quarter of 2004. The remaining $0.9 million of the increase was provided by stations operated during the entire quarterly period for both 2004 and 2003, and was attributable primarily to improvements in the local advertising environments of the majority of our markets during the third quarter of 2004. National revenues in the third quarter of 2004 were flat with the third quarter of 2003.

     Station operating expenses increased 4.6%, from approximately $13.4 million in the third quarter of 2003 to approximately $14.0 million in the third quarter of 2004, an increase of approximately $0.6 million. The new Bloomington market accounted for approximately $1.2 million of expenses in the third quarter. Expenses for markets operated for the entire third quarter of both years declined by approximately $0.6 million. This decline in expenses was primarily due to the consolidation of medical plans, reduced bad debt expense, savings on insurance and other administrative savings.

     Depreciation and amortization expense increased 29.1%, from approximately $0.9 million in 2003 to approximately $1.2 million in 2004. Approximately $32,000 of depreciation expense was reclassified to discontinued operations for the third quarter of 2004 and approximately $0.1 million of depreciation expense was reclassified to discontinued operations for the third quarter of 2003. The balance of the increase is due partially to the incremental depreciation for the Evansville stations acquired during the first quarter of 2004, as well as increased depreciation expense in our Utica, New York and Peoria, Illinois markets, where facility and equipment upgrades were recently completed.

     Corporate general and administrative expense was approximately $1.8 million in the third quarter of 2004, compared to approximately $1.3 million in the third quarter of 2003. During the third quarter of 2003, corporate bonuses were reduced by approximately $0.2 million due to unfavorable financial results during that quarter. The remainder of the increase in the third quarter of 2004 is due primarily to increased professional and consulting fees due to compliance with the provisions of the Sarbanes-Oxley Act.

     Interest expense increased from approximately $0.7 million during the third quarter of 2003, to approximately $1.0 million during the third quarter of 2004. The increase is due to a combination of higher interest rates on outstanding borrowings during the third quarter of 2004 over those in 2003 and interest related to a hedge that became effective in the third quarter of 2004. Also, approximately $73,000 of interest expense in the third quarter of 2003 was reclassified to discontinued operations.

     Income tax expense was recorded at the federal statutory rate of 34% for the third quarters of both 2004 and 2003. For the third quarter of 2004, current and deferred state income taxes, net of federal benefit, were recorded at a 7.3% rate. Other permanent items represent the additional 0.5%. For the third quarter of 2003, current and deferred state income taxes, net of federal benefit, were recorded at a 7.2% rate.

     Income from discontinued operations for the third quarter of 2004 was approximately $5.6 million, net of income taxes of approximately $3.7 million. Substantially all of this gain is attributable to the exchange of the Erie and Lancaster-Reading markets for Citadel’s Bloomington market completed on July 29, 2004. Income from discontinued operations for the third quarter of 2003 was approximately $0.3 million, net of income taxes of approximately $0.2 million. In accordance with the provisions of SFAS 144, at the date of disposal, all activity relating to the Duluth, Erie and Lancaster-Reading stations was reclassified to Discontinued operations, net of income tax in our Condensed Consolidated Statements of Operations.

     Net income per common share was $0.18 for the third quarter of 2004, which includes $0.12 related to discontinued operations. Net income per common share was $0.05 for the third quarter of 2003, which included $0.01 related to discontinued operations.

     While acquisitions will affect the comparability of our 2004 operating results to those of 2003, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for those markets in which we have been operating for five full quarters, excluding the effect of barter transactions and any markets sold or held for sale during those periods. Our revenues are produced exclusively by our radio stations and we believe that an analysis of the net broadcast revenues of stations we owned for the entire third quarters of 2004 and 2003 is important because it presents a more direct view of the operating effectiveness of our stations. Nevertheless, this measure should not be considered in isolation or as a substitute for net broadcast revenue, operating income, net income from continuing operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The effect of barter is excluded in this comparison, as it customarily results in volatility between quarters, although differences over the full year are not material. This group of comparable markets (the “same station group”) is currently represented by 14 markets and 69 radio stations.

Quarter 3 Same Station Data	Quarter 3%
	2004	2003	Change
Revenue
Net broadcast revenue	$22,454	$19,569
Less:
Net results of barter transactions and stations not included in same station category	3,011	948

Same station broadcast revenue	$19,443	$18,621	4.4%

For the same station group for the three months ended September 30, 2004, as compared to the same period in 2003, our net broadcast revenues increased 4.4%. This increase was the result of improvements in the local advertising environment for the majority of our markets during the third quarter of 2004.

Comparison of nine months ended September 30, 2004 to nine months ended September 30, 2003

     Our results of continuing operations for the nine months ended September 30, 2004 compared to September 30, 2003 were positively affected by improved results at stations operated for the entire first nine months of both 2004 and 2003. Results were also affected by a time brokerage agreement with Citadel Broadcasting Company and related entities where we assumed the operations of five stations serving the Bloomington, Illinois market and Citadel assumed the operations of six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets effective February 1, 2004. To a lesser extent, results for the first nine months of 2004 reflect a full nine months of operations for the Evansville stations purchased from Clear Channel Communications, which we began operating late in the first quarter of 2003.

     The results from our stations in Erie and Lancaster-Reading were reclassified to discontinued operations as of July 29, 2004, the date of our disposal of these markets, in accordance with the provisions of SFAS 144. The results from our stations in Duluth, Minnesota were reclassified to discontinued operations as of January 28, 2004, the date of our disposal of the market, in accordance with SFAS 144. Prior to reclassification, Erie, Lancaster-Reading and Duluth accounted for approximately $5.6 million of net broadcast revenue and $4.0 million of station operating expense for the first nine months of 2003. Erie and Lancaster-Reading accounted for approximately $0.4 million of net broadcast revenue and approximately $0.4 million of station operating expense for the first nine months of 2004. There was no revenue or station operating expense for Duluth during the first nine months of 2004.

     Net broadcast revenues increased by 15.1%, from approximately $53.9 million for the first nine months of 2003 to approximately $62.1 million for the first nine months of 2004. The new Bloomington market contributed $5.1 million of the increase in net broadcast revenue. National advertising revenues were down approximately $0.3 million for the first nine months of 2004 over the same period for 2003. The balance of the increase in net revenue of approximately $3.4 million was provided primarily by stations operated during the entire nine-month period for both 2004 and 2003, and is primarily attributable to improvements in the local advertising environments of the majority of our markets during the first nine months of 2004.

     Station operating expenses increased 9.0%, from approximately $38.0 million for the first nine months of 2003 to approximately $41.4 million for the first nine months of 2004. The new Bloomington market accounted for approximately $3.2 million of the increase in station operating expenses. Additionally, approximately $0.4 million of the increase was attributable to the Evansville stations that we began operating late in the first quarter of 2003. The resulting decrease in station operating expenses of $0.2 million was attributable to markets operated for the entire nine months of both years.

     Depreciation and amortization expense increased 20.8%, from approximately $2.8 million in 2003 to $3.4 million in 2004. Approximately $0.3 million of depreciation and amortization expense was reclassified to discontinued operations for the first nine months of both 2004 and 2003. The increase is due to incremental depreciation for the Bloomington stations acquired during the third quarter of 2004, the Evansville stations acquired during the first quarter of 2004 and the Brill stations acquired during the first quarter of 2003, as well as increased depreciation expense in our Peoria, Illinois and Utica, New York markets, where facility and equipment upgrades were recently completed.

     Corporate general and administrative expense was approximately $5.6 million in the first nine months of 2004, compared to approximately $4.6 million in the first nine months of 2003. During the first nine months of 2003, corporate bonuses were reduced by approximately $0.4 million due to unfavorable financial results during that time period. The remainder of the increase is due primarily to increased professional and consulting fees due to compliance with provisions of the Sarbanes-Oxley Act.

     Interest expense decreased slightly from approximately $2.6 million during the first nine months of 2003, to approximately $2.5 million during the first nine months of 2004. Interest expense for the first nine months of 2003 included approximately $1.0 million of unamortized deferred finance costs related to our old credit facility, which we expensed upon entering into our new credit facility on June 30, 2003. Excluding this write off, interest expense increased approximately $0.9 million. The increase is due to a combination of higher average borrowings due to funding the purchase of the Brill stations in February 2003, higher interest rates during the first nine months of 2004, interest expense related to a hedge that became effective for the third quarter of 2004 and increased unused capacity fees, due to our expanded borrowing ability under the new credit facility. In addition, approximately $0.1 and $0.2 million of interest expense was reclassified to discontinued operations for the first nine months of 2004 and 2003, respectively. Our average debt level for the first nine months of 2004 was approximately $70.9 million, compared to approximately $60.7 million for the same period of 2003. Our weighted-average interest rate for the first nine months of 2004 and 2003 was 3.47% and 2.68%, respectively.

     Income tax expense was recorded at the federal statutory rate of 34% for the first nine months of both 2004 and 2003. For the first nine months of 2004, current and deferred state income taxes, net of federal benefit, were recorded at a 5.8% rate. Other permanent items represent the additional 0.5%. For the first nine months of 2003, current and deferred state income taxes, net of federal benefit, were recorded at a 5.7% rate.

     The gain from discontinued operations for the first nine months of 2004 was approximately $5.3 million, net of income taxes of approximately $3.6 million. The gain from discontinued operations for the first nine months of 2003 was approximately $0.7 million, net of income taxes of approximately $0.4 million. In accordance with the provisions of SFAS 144, at the date of disposal, all activity relating to the Duluth, Erie and Lancaster-Reading stations was reclassified to Discontinued operations, net of income tax, in our Condensed Consolidated Statements of Operations.

     Net income per common share was $0.23 for the first nine months of 2004, which includes $0.11 related to discontinued operations. Net income per common share was $0.09 for the first nine months of 2003, which includes $0.01 related to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Discussion of Condensed Consolidated Statements of Cash Flows

     Our cash and cash equivalents balance at September 30, 2004 was approximately $1.5 million compared to approximately $1.5 million at September 30, 2003. Consolidated cash balances are typically maintained at between one and two million dollars, as excess cash generated by operating activities after investing activities is used to pay down our revolving credit facility, make acquisitions, or repurchase shares of our common stock under our Board authorized stock buyback program.

     Net cash provided by operating activities was approximately $12.5 million for the first nine months of 2004, compared to approximately $9.3 million for the first nine months of 2003. This increase of approximately 34% is due primarily to the growth in station operating income, excluding non-cash barter, partially offset by an increase in cash interest expense in 2004 over 2003.

     Net cash used in investing activities during the first nine months of 2004 was approximately $9.4 million, compared to approximately $66.9 million used in 2003. The decrease was due primarily to the Brill acquisition of approximately $63.0 million in the first quarter of 2003. During the first nine months of 2004, approximately $2.7 million was used to fund the cash portion of our exchange agreement with Clear Channel and pay related transaction costs for acquisitions. Another $3.5 million was used to fund the cash portion of our exchange agreement with Citadel. Capital expenditures were approximately $2.8 million for the first nine months of 2004 and $3.7 million for the first nine months of 2003. The decrease was primarily attributable to the change in consolidation capital expenditures. In 2004, capital expenditures related to the completion of the consolidation of facilities in Flint and Peoria, as well as the beginning of the consolidation of facilities in Albany, were approximately $1.1 million. In 2003, expenditures related to the consolidation of facilities in Flint, Utica and Peoria were approximately $2.2 million.

     Cash flows used in financing activities for the first nine months of 2004 were approximately $3.2 million, compared to approximately $56.4 million provided by financing activities for the same period in 2003. The decrease was due primarily to borrowings under our old credit facility that were used to complete the Brill transaction in the first quarter of 2003. In 2004, net borrowings under our credit facility were $6.0 million and borrowings in 2003 under the new credit facility of $75.0 million were used to pay off the outstanding balance of approximately $73.0 million under the old credit facility, and to pay approximately $2.0 million in debt issuance costs related to the new credit facility. Cash was also expended to repurchase approximately $9.0 million and $1.0 million of our common stock during the first nine months of 2004 and 2003 respectively.

Sources of funds

     During the first nine months of 2004, our sources of cash totaled approximately $25.5 million and were derived primarily from a combination of borrowings under our credit facility and cash provided by operating activities.

     We have a senior secured reducing credit agreement with a group of lenders in anticipation of future acquisitions. The credit facility provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. We incurred approximately $2.0 million in financing costs related to the credit facility, which are being amortized over the life of the facility using the effective interest method. The credit facility is available for working capital and permitted acquisitions, including related acquisition costs. At September 30, 2004, we had borrowings under the credit facility of $73.5 million, comprised of a $65.0 million term loan and $8.5 million of revolver borrowings, and available borrowings of

$76.5 million, subject to the terms and conditions of the facility. At December 31, 2003, we had borrowings of approximately $67.5 million under the credit facility.

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

     Under the credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to observe negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 1.5% depending upon our consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 1.5% and 3.0%, depending upon our consolidated leverage ratio. Borrowings under the credit facility bore interest at an average rate of 4.22% and 3.15% at September 30, 2004 and December 31, 2003, respectively. Our weighted-average interest rate for the nine months ended September 30, 2004 and 2003 was approximately 3.47% and 2.68%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.375% and 0.625% depending upon the amount of the credit facility utilized. Our indebtedness under the credit facility is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by these subsidiaries.

     Under the terms of the credit facility, we were required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which will effectively convert $32.5 million of our variable-rate debt under the credit facility to a fixed rate. The swap agreement became effective on June 30, 2004 and expires two years from that date. Under this agreement, payments will be made based on a fixed rate of 3.69% plus the applicable margin for the life of the agreement. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. The unrealized loss related to the interest rate swap agreement was approximately $131,000 for the nine months ended September 30, 2004, net of approximately $68,000 of income taxes, based on information received from the counterparty to the agreement. This loss has been recorded as a component of accumulated other comprehensive loss. We determined that there was no ineffectiveness in the hedge agreement at either the date of inception or at September 30, 2004.

Uses of funds

     During the first nine months of 2004, we utilized our sources of cash primarily to: acquire radio stations and pay related acquisition costs of approximately $6.6 million; repay borrowings under our credit facility and make capital lease payments of approximately $7.2 million; purchase shares of our common stock for approximately $9.0 million; and fund capital expenditures of approximately $2.8 million, of which approximately $1.8 million was for maintenance capital expenditures.

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

     Our Board of Directors authorized us to repurchase shares of our common stock on the open market when the share price reaches predetermined levels set by the Board. During the second quarter we repurchased 1,204,920 shares of Regent common stock for approximately $7.0 million under the plan. In July 2004, the Company repurchased 335,100 shares of common stock at a cost of approximately $2.0 million, which depleted the remaining capacity under the plan and brought the Company’s total shares purchased during 2004 to 1,540,020 at a cost of approximately $9.0 million. This was funded through a combination of borrowings under our credit facility and cash provided by operations.

Pending Sources and Uses of Funds

     In connection with the exchange agreement with Citadel Broadcasting Company completed in the third quarter, Regent and Citadel have agreed to binding arbitration to resolve disputes over proposed adjustments to the calculation of station operating income, the basis of the cash payment amount, which could increase the amount of cash Regent must pay by up to $2.4 million. The arbitration proceedings are expected to be completed during the fourth quarter of 2004.

     On January 10, 2003, we entered into an agreement to purchase substantially all of the assets of KKPL-FM and KARS-FM, serving the Fort Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.75 million. The purchase price is payable in a combination of $5.0 million in cash and $2.75 million in Regent common stock, based on a per share price equal to the average daily closing price for the ten consecutive trading days ending on the second trading day immediately preceding the closing date. In the event the average share price for that period is less than $7.50 per share, we may, at our sole discretion, reallocate the purchase price to increase the amount of cash consideration paid to up to 100% of the purchase price and correspondingly reduce the portion paid in Regent common stock. On February 1, 2003, we began providing programming and other services to KKPL-FM under a local programming and marketing agreement. We have placed $387,500 in escrow to secure our obligations under this agreement. The FCC has given us approval on this transaction and we expect to close in the fourth quarter of 2004.

     Also in the Ft. Collins market, we have a pending transaction in which we would receive $1.0 million in cash, net of our costs, from another radio operator to move our KTRR-FM antenna to our KUAD-FM tower. The FCC has rejected the request to move the antenna and the radio operator plans to appeal the decision. There is no assurance that the appeal will be successful or that the transaction will be completed. The move would enable us to have a stronger signal into the Ft. Collins-Greeley market, as well as release us from a long-term tower lease for the KTRR-FM antenna.

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

     At their July 2004 meeting, the Board increased the amount authorized under the share repurchase plan by an additional $20.0 million, pending lender approval.

     We believe the net cash provided by operating activities and available borrowings under our credit facility will be sufficient to complete our pending acquisitions and capital expenditures. Based on our outstanding debt balance at November 2, 2004, and after giving effect to all pending transactions except the Ft. Collins tower project, as well as the possible outcome of the Bloomington arbitration, the outstanding borrowings under our credit facility would be approximately $78.9 to $81.3 million, with available borrowings of approximately $71.1 to $68.7 million, subject to the terms and conditions of the credit facility.

     The Company believes, based on its current long-term projections, that it will be able to meet all the terms and conditions of the existing credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit facility, the Company was required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which effectively converts $32.5 million of our variable-rate debt under the credit facility to a fixed rate beginning June 30, 2004 and will expire two years from that date. Under this agreement, payments will be made based on a fixed rate of 3.69% plus applicable margin. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. Based on our exposure to variable rate borrowings at September 30, 2004, a one percent (1%) change in the weighted-average interest rate would change our annualized interest expense by approximately $410,000.

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

     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2004, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

     We currently and from time to time are involved in litigation incidental to the conduct of our business. In the opinion of our management, we are not a party to any lawsuit or legal proceeding that is likely to have a material adverse effect on our business or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2(c)

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
	Total Number of	Average Price Paid	Part of Publicly	Purchased under the
Period	Shares Purchased	per Share	Announced Plan (1)	Plan (1)
				(in thousands)
July 1, 2004 — July 31, 2004	335,100	5.87	335,100	$4
August 1, 2004 — August 31, 2004	0	—	0	$4
September 1, 2004 — September 30, 2004	0	—	0	$4
Total	335,100	5.87	335,100	$4

(1) On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. In October 2002, the Board increased the amount of stock the Company could buy back by approximately $6.7 million. Since inception of the stock buyback program and through September 30, 2004, approximately $16.7 million of common stock has been repurchased, exhausting the amount authorized under the plan. At its July 2004 meeting, the Company’s Board of Directors increased the amount authorized under the repurchase plan by an additional $20.0 million, pending lender approval.

ITEM 6.	EXHIBITS

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

REGENT COMMUNICATIONS, INC.
Date: November 5, 2004	By:	/s/ Terry S. Jacobs
Terry S. Jacobs, Chairman of the Board
and Chief Executive Officer

Date: November 5, 2004	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos, Chief
Financial Officer and Senior Vice President (Chief Accounting Officer)

EXHIBIT INDEX

     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference)

3(j)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)

4(b)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

4(c)	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-2