Form 10-K
period 2004-12-31
REGENT COMMUNICATIONS INC
filed 2005-03-16
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-15392

REGENT COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1492857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2000 Fifth Third Center
511 Walnut Street
Cincinnati, Ohio 45202
(Address of principal executive offices) (Zip Code)
(513) 651-1190
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share
(Title of class)
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      As of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $220,601,801 based upon the closing sale price of $6.19 on the Nasdaq Stock Market’s National Market for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
      The number of common shares of registrant outstanding as of March 4, 2005 was 45,161,647.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of registrant’s definitive Proxy Statement to be filed during March 2005 in connection with the 2005 Annual Meeting of Stockholders presently scheduled to be held on May 11, 2005 are incorporated by reference into Part III of this Form 10-K.

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

PART I
Item 1.     Business.
General Development of Business
      We are a radio broadcasting company focused on acquiring, developing and operating radio stations in mid-sized and small markets. We currently own 56 FM and 19 AM radio stations in 15 markets in California, Colorado, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, New York, and Texas. We have entered into a written agreement to sell one AM radio station serving our Utica, New York market. Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets that are ranked by BIA Publications, Inc. in their Investing in Radio 2004 Market Report, except Albany, New York and Grand Rapids, Michigan, where our clusters rank third.
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
Completed Acquisitions and Dispositions
      We completed the following acquisitions and dispositions of radio stations during 2004. The purchase prices set forth below were paid in cash, except where otherwise indicated, and include, where applicable, amounts paid under non-competition agreements, but do not include transaction-related costs.

2004 Acquisitions

				Purchase
		No. of		Price		Date
Seller	Market	Stations	Call Letters	(in millions)		Completed

Clear Channel Broadcasting, Inc. and its affiliates	Evansville, IN	5	WYNG-FM WDKS-FM WJLT-FM WGBF-FM WGBF-AM	$8.0	(1)	1/28/04
Citadel Broadcasting Company and Livingston County Broadcasters	Bloomington, IL	5	WBNQ-FM WBWN-FM WJBC-AM WTRX-FM WJEZ-FM	$43.0	(2)	7/29/04
AGM-Nevada, L.L.C.	Ft. Collins- Greeley, CO	2	KARS-FM KKPL-FM	$7.6		11/15/04
2004 Dispositions

		No. of		Sale Price		Date
Purchaser	Market	Stations	Call Letters	(in millions)		Completed

Clear Channel Broadcasting, Inc. and its affiliates	Duluth, MN	4	KKCB-FM KLDJ-FM KBMX-FM WEBC-AM	$5.3	(1)	1/28/04
Citadel Broadcasting Company and Livingston County Broadcasters	Lancaster- Reading, PA	2	WIOV-AM WIOV-FM	$39.5	(2)	7/29/04
	Erie, PA	4	WRIE-AM WXKC-FM WXTA-FM WQHZ-FM

(1)	We acquired substantially all the assets of five radio stations in Evansville, Indiana, valued at $8.0 million, in exchange for our four stations in Duluth, Minnesota, valued at $5.3 million, and the payment by us of $2.7 million in cash.

(2)	We acquired substantially all the assets of three radio stations and the common stock of two stations in Bloomington, Illinois, valued at $43.0 million, in exchange for our six stations in Lancaster-Reading and Erie, Pennsylvania, valued at approximately $39.5 million, and the payment by us of approximately $3.7 million in cash. We recognized a pre-tax gain on the transaction of approximately $11.6 million.
Pending Transaction
      We currently have a transaction pending which, if completed, will result in the disposition by us of one radio station in our Utica, New York market for $275,000. The closing of this transaction is subject to certain conditions, including required governmental approvals.
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
      We believe that our acquisition strategy, properly implemented, affords a number of benefits, including:

•	greater revenue and station operating income diversity;

•	improved station operating income through the consolidation of facilities and the elimination of redundant expenses;

•	enhanced revenue by offering advertisers a broader range of advertising packages;

•	improved negotiating leverage with various key vendors;

•	enhanced appeal to top industry management talent; and

•	increased overall scale, which should facilitate our capital raising activities.
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
      Aggressive Sales and Marketing. We seek to maximize our share of local advertising revenue in each of our markets through aggressive sales and marketing initiatives. We provide extensive training through in-house sales and time management programs and independent consultants who hold frequent seminars and are available for consultation with our sales personnel. We emphasize regular, informal exchanges of ideas among our management and sales personnel across our various markets. We seek to maximize our revenue by utilizing sophisticated inventory management techniques to provide our sales personnel with frequent price adjustments based on regional and local market conditions. We further strengthen our relationship with some advertisers by offering the ability to create customer traffic through an on-site event staged at, and broadcast from, the advertiser’s business location. We believe that, prior to their acquisition, many of our newly acquired stations had underperformed in sales, due primarily to undersized sales staffs and inadequate training. Accordingly, we have significantly expanded the sales forces of many of our acquired stations.
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

Station Portfolio
      When our pending transaction is completed, we will own 56 FM and 18 AM radio stations in 15 mid-sized and small markets. The following table sets forth information about the stations that we own at December 31, 2004 and stations that we expect to own after giving effect to our pending transaction.
      As you review the information in the table below, you should note the following:

•	The abbreviation “MSA” in the table means the market’s rank among the largest metropolitan statistical areas in the United States.

•	In the Primary Demographic Target column, the letter “A” designates adults, the letter “W” designates women and the letter “M” designates men. The numbers following each letter designate the range of ages included within the demographic group.

•	Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

•	We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets from Investing in Radio 2004 Market Report, published by BIA Publications, Inc.

•	We obtained all audience share information from the Fall 2004 Radio Market Report published by The Arbitron Company. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

•	N/ A indicates the market has no MSA rank and is not rated by Arbitron.

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

Albany, NY	59			3	19.0
WQBJ(FM)		Rock	M 18-49
WQBK(FM)		Rock	M 18-49
WABT(FM)		Hot AC	A 25-54
WGNA(FM)		Country	A 25-54
WTMM(AM)		Sports	M 35+
Bloomington, IL	235			1	43.5
WJBC (AM)		News/Talk	A 35-54
WBNQ (FM)		Hot AC	W 25-54
WBWN (FM)		Country	A 25-54
WTRX (FM)		Classic rock	M 25-54
WJEZ (FM)		Adult contemporary	A 25-54
Chico, CA	190			1	20.4
KFMF(FM)		Rock	M 18-49
KALF(FM)		Country	A 25-54
KQPT(FM)		Alternative	A 18-34
KZAP(FM)		Rhythmic CHR	A 18-34

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

El Paso, TX	70			2	11.1
KSII(FM)		Hot Adult Contemporary	W 25-54
KLAQ(FM)		Rock	M 18-49
KROD(AM)		News/Talk	A 35+
Evansville, IN	155			2	41.0
WKDQ(FM)		Country	A 25-54
WJLT(FM)		Oldies	W 25-54
WDKS(FM)		CHR	A 18-34
WYNG(FM)		Sports	M 25-54
WGBF(FM)		Rock	A 18-34
WGBF(AM)		Talk	A 35+
Flint, MI	119			1	26.5
WCRZ(FM)		Adult Contemporary	W 25-54
WWBN(FM)		Rock	M 18-49
WFNT(AM)		Nostalgia	A 35+
WRCL(FM)		Rhythmic CHR	A 18-34
WQUS(FM)		Classic Hits	A 25-54
WLSP(AM)		Variety	A 35+
Ft. Collins-Greeley, CO	130			1	14.9
KUAD(FM)		Country	A 25-54
KTRR(FM)		Adult Contemporary	W 25-54
KKQZ(FM)		Classic Rock	M 25-54
KKPL(FM)		Alternative	A 18-34
KARS(FM)		Oldies	A 35+
Grand Rapids, MI	66			3	13.1
WLHT(FM)		Adult Contemporary	W 25-54
WGRD(FM)		New Rock	M 18-49
WTRV(FM)		Soft Adult Contemporary	W 35+
WNWZ(AM)		Spanish	A 25-54
WFGR(FM)		Oldies	A 35+
Lafayette, LA	98			1	34.7
KPEL(FM)		Talk	A 35+
KTDY(FM)		Adult Contemporary	A 25-54
KRKA(FM)		Rhythmic CHR	A 18-34
KFTE(FM)		Alternative	A 18-34
KMDL(FM)		Country	A 25-54
KPEL(AM)		Talk	A 35+
KROF(AM)		Sports	A 35+
Owensboro, KY	N/A			1	N/A
WOMI(AM)		News/Talk	A 35+
WBKR(FM)		Country	A 25-54

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

Peoria, IL	135			2	18.9
WVEL(AM)		Gospel	A 35+
WGLO(FM)		Classic Rock	M 25-54
WIXO(FM)		Alternative	A 18-34
WPIA(FM)		Contemporary Christian	A 25-54
WVEL(FM)		Religious	A 35+
WFYR(FM)		Country	A 25-54
Redding, CA	215			1	42.1
KSHA(FM)		Soft Adult Contemporary	W 25-54
KNNN(FM)		CHR	A 18-34
KRDG(FM)		Oldies	A 35-54
KRRX(FM)		Rock	M 18-49
KNRO(AM)		ESPN	M 35+
KQMS(AM)		News/Talk/Sports	A 35+
St. Cloud, MN	212			1	28.5
KMXK(FM)		Adult Contemporary	W 25-54
WWJO(FM)		Country	A 25-54
WJON(AM)		News/Talk	A 35+
KLZZ(FM)		Classic Rock	M 25-54
KKSR(FM)		Dance CHR	A 18-34
KXSS(AM)		Adult Standards	A 35-64
Utica-Rome, NY	151			1	38.3
WODZ(FM)		Oldies	A 35-54
WLZW(FM)		Adult Contemporary	W 25-54
WFRG(FM)		Country	A 25-54
WRUN(AM)#		Sports	M 35+
WIBX(AM)		News/Talk	A 35+
Watertown, NY	257			1	38.4
WCIZ(FM)		Classic Hits	A 25-54
WFRY(FM)		Country	A 25-54
WTNY(AM)		Talk	A 35+
WNER(AM)		ESPN	M 35+

The symbol “#” indicates a station that we have entered into an agreement to sell. The completion of each pending disposition is subject to certain conditions, including governmental approvals. There can be no assurance that these conditions will be satisfied in any particular case.
Advertising Sales
      Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2004, approximately 85% of our net broadcast revenue was generated from the sale of locally driven advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of our advertisers include automotive, retail, telecommunications and entertainment.

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

Management believes that radio stations that elect to take advantage of joint arrangements such as local marketing agreements, time brokerage agreements, or joint sales agreements, may in certain circumstances have lower operating costs and may be able to offer advertisers more attractive rates and services.
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
      Our stations compete for advertising revenue with other stations and with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. In addition, the radio broadcasting industry is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable or direct broadcast satellite television systems, by satellite-delivered digital audio radio service and by in-band digital audio broadcasting. Two providers of satellite-delivered digital audio broadcasting now deliver to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. Furthermore, terrestrial in-band digital audio broadcasting may deliver multi-channel, multi-format programming in the same bands now used by AM and FM broadcasters. The delivery of information through the Internet also could become a significant form of competition, as could the development of non-commercial low-power FM radio stations that serve small, localized areas.
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
Employees
      At February 28, 2005, we employed approximately 879 persons. Eight of our employees in Watertown, New York are covered by a collective bargaining agreement. None of our other employees are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.
Federal Regulation of Radio Broadcasting
      Introduction. The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. Our ownership, operation, purchase and sale of radio stations is regulated by the FCC, which acts under authority derived from the Communications Act of 1934, as amended. Among other things, the FCC:

•	assigns frequency bands for broadcasting;

•	determines the particular frequencies, locations, operating powers and other technical parameters of stations;

•	issues, renews, revokes, conditions and modifies station licenses;

•	determines whether to approve changes in ownership or control of station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.
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
      License Grant and Renewal. Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station’s renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We are not currently aware of any facts that would prevent the timely renewal of our licenses to operate our radio stations, although we cannot assure you that all of our licenses will be renewed. On March 2, 2005, a petition to deny our application to renew the license of our station KKSR-FM in Sartell, Minnesota (St. Cloud) was filed with the FCC. We are contesting that petition at the FCC. Based on our preliminary review of the claims asserted in such petition, we do not believe that the petition will result in the non-renewal of KKSR-FM’s license, or any of our other FCC authorizations.
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
      The minimum and maximum facilities requirements for an FM station — and therefore the size of the area its signal will serve — are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. In addition, the FCC under certain circumstances subjects Class C FM stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0.
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

						Expiration
						Date of
		FCC	HAAT in	Power in		FCC
Market	Station Call Letters	Class	Meters	Kilowatts	Frequency	License

Albany, NY	WQBJ(FM)	B	150	50.0	103.5 MHz	06/01/06
	WQBK(FM)	A	92	6.0	103.9 MHz	06/01/06
	WABT(FM)	A	107	5.0	104.5 MHz	06/01/06
	WGNA(FM)	B	300	12.5	107.7 MHz	06/01/06
	WTMM(AM)	B	N/A	5.0	1300 kHz	06/01/06

Bloomington, IL	WJBC (AM)	C	N/A	1.0	1230 kHz	12/01/12
	WBNQ (FM)	B	142	50.0	101.5 MHz	12/01/12
	WBWN (FM)	B1	100	25.0	104.1 MHz	12/01/12
	WTRX (FM)	B1	144	12.0	93.7 MHz	12/01/12
	WJEZ (FM)	A	149	1.3	98.9 MHz	12/01/12

Chico, CA	KFMF(FM)	B1	344	2.0	93.9 MHz	12/01/05
	KQPT(FM)	B	193	28.0	107.5 MHz	12/01/05
	KALF(FM)	B	386	7.0	95.7 MHz	12/01/05
	KZAP(FM)	B1	393	1.5	96.7 MHz	12/01/05

El Paso, TX	KSII(FM)	C	433	98.0	93.1 MHz	08/01/05
	KLAQ(FM)	C	424	88.0	95.5 MHz	08/01/05
	KROD(AM)	B	N/A	5.0	600 kHz	08/01/05

Evansville, IN	WKDQ(FM)	C	300	98.0	99.5 MHz	08/01/12
	WYNG(FM)	B	128	50.0	94.9 MHz	12/01/12
	WDKS(FM)	A	100	6.0	106.1 MHz	08/01/12
	WJLT(FM)	B	150	50.0	105.3 MHz	08/01/12
	WGBF(FM)	A	138	3.2	103.1 MHz	08/01/12
	WGBF(AM)	B	N/A	5.0 daytime	1280 kHz	08/01/12
				1.0 night

Flint, MI	WCRZ(FM)	B	101	50.0	107.9 MHz	10/01/12
	WWBN(FM)	A	149	1.8	101.5 MHz	10/01/12
	WFNT(AM)	B	N/A	5.0 daytime	1470 kHz	10/01/12
				1.0 night
	WRCL(FM)	A	133	3.5	93.7 MHz	10/01/12
	WQUS(FM)	A	91	3.0	103.1 MHz	10/01/12
	WLSP(AM)	B	N/A	5.0 daytime	1530 kHz	10/01/12
				1.0 night

Ft. Collins-Greeley, CO	KUAD(FM)	C1	212	100.0	99.1 MHz	04/01/05
	KTRR(FM)	C2	125	50.0	102.5 MHz	04/01/05
	KKQZ(FM)	C3	168	8.7	94.3 MHz	04/01/05
	KKPL(FM)	C2	150	50.0	99.9 MHz	10/01/05
	KARS(FM)	C	372	100.0	102.9 MHz	10/01/05

						Expiration
						Date of
		FCC	HAAT in	Power in		FCC
Market	Station Call Letters	Class	Meters	Kilowatts	Frequency	License

Grand Rapids, MI	WLHT(FM)	B	168	40.0	95.7 MHz	10/01/12
	WGRD(FM)	B	180	13.0	97.9 MHz	10/01/12
	WTRV(FM)	A	92	3.50	100.5 MHz	10/01/12
	WNWZ(AM)	D	N/A	1.0 daytime	1410 kHz	10/01/12
				.048 night
	WFGR(FM)	A	150	2.75	98.7 MHz	10/01/12

Lafayette, LA	KMDL(FM)	C2	171	38.0	97.3 MHz	06/01/12
	KRKA(FM)	C1	263	97.0	107.9 MHz	06/01/12
	KFTE(FM)	C2	163	42.0	96.5 MHz	06/01/12
	KTDY(FM)	C	300	100.0	99.9 MHz	06/01/12
	KPEL(FM)	C3	89	25.0	105.1 MHz	06/01/12
	KPEL(AM)	B	N/A	1.0 daytime	1420 kHz	06/01/12
				0.75 night
	KROF(AM)	D	N/A	1.0 daytime	960 kHz	06/01/12
				.095 night

Owensboro, KY	WOMI(AM)	C	N/A	0.83	1490 kHz	08/01/12
	WBKR(FM)	C	320	91.0	92.5 MHz	08/01/12

Peoria, IL	WGLO(FM)	B1	189	7.0	95.5 MHz	12/01/12
	WVEL(FM)	A	137	3.3	101.1 MHz	12/01/12
	WPIA(FM)	A	100	6.0	98.5 MHz	12/01/12
	WVEL(AM)	D	N/A	5.0 daytime	1140 kHz	12/01/12
	WFYR(FM)	B1	103	23.5	97.3 MHz	12/01/12
	WIXO(FM)	A	178	1.5	99.9 MHz	12/01/12

Redding, CA	KRRX(FM)	C	600	100.0	106.1 MHz	12/01/05
	KNNN(FM)	C2	465	1.6	99.3 MHz	12/01/05
	KQMS(AM)	C	N/A	1.0	1400 kHz	12/01/05
	KSHA(FM)	C	475	100.0	104.3 MHz	12/01/05
	KRDG(FM)	C1	379	28.0	105.3 MHz	12/01/05
	KNRO(AM)	B	N/A	10.0 daytime	1670 kHz	12/01/05
				1.0 night

St. Cloud, MN	KMXK(FM)	C2	150	50.0	94.9 MHz	04/01/05
	WJON(AM)	C	N/A	1.0	1240 kHz	04/01/05
	WWJO(FM)	C	305	97.0	98.1 MHz	04/01/05
	KKSR(FM)	C2	138	50.0	96.7 MHz	04/01/05
	KLZZ(FM)	C3	126	9.0	103.7 MHz	04/01/05
	KXSS(AM)	B	N/A	2.5 daytime	1390 kHz	04/01/05
				1.0 night

						Expiration
						Date of
		FCC	HAAT in	Power in		FCC
Market	Station Call Letters	Class	Meters	Kilowatts	Frequency	License

Utica-Rome, NY	WODZ(FM)	B1	184	7.4	96.1 MHz	06/01/06
	WLZW(FM)	B	201	25.0	98.7 MHz	06/01/06
	WFRG(FM)	B	151	100.0	104.3 MHz	06/01/06
	WIBX(AM)	B	N/A	5.0	950 kHz	06/01/06
	WRUN(AM)#	B	N/A	5.0 daytime	1150 kHz	06/01/06
				1.0 night

Watertown, NY	WCIZ(FM)	A	100	6.0	93.3 MHz	06/01/06
	WFRY(FM)	C1	145	97.0	97.5 MHz	06/01/06
	WTNY(AM)	B	N/A	1.0	790 kHz	06/01/06
	WNER(AM)	D	N/A	3.5 daytime	1410 kHz	06/01/06
				0.058 night

#	Stations indicated with a pound sign (#) are subject to disposal by us under an existing agreement.
      Transfers or Assignment of Licenses. The Communications Act prohibits the assignment or transfer of a broadcast license without the prior approval of the FCC. In determining whether to grant approval, the FCC considers a number of factors pertaining to the licensee and proposed licensee, including:

•	compliance with the various rules limiting common ownership of media properties in a given market;

•	the character of the licensee and those persons holding attributable interests in the licensee; and

•	compliance with the Communications Act’s limitations on alien ownership as well as compliance with other FCC regulations and policies.
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
      Multiple Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market, as well as the combination of radio stations, television stations and newspapers that any entity can own in a single market. The radio multiple-ownership rules may preclude us from acquiring certain stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other stations. The local radio ownership rules are as follows:

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
      In 2003, the FCC changed the methodology by which it defines a particular radio market and counts stations to determine compliance with the radio multiple ownership restrictions. Those new rules generally result in parties being able to own fewer radio stations in Arbitron-rated markets than was the case under the previous rules. The FCC’s new rules also provide that parties who own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new rules, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible “small businesses.” In June 2004, the U.S. Court of Appeals for the Third Circuit generally upheld the FCC’s tightened local radio ownership rules, but remanded the specific numerical limits to the FCC, directing the FCC to provide further justification for its numbers, or to modify the rule accordingly. Moreover, parties have petitioned the U.S. Supreme Court to review the Third Circuit’s decision, seeking (among other things) rejection of the tightened local radio ownership rules. The new rules remain in effect pending the outcome of these proceedings. It is difficult to predict the outcome of these proceedings. Unless the new rules are changed or overturned, we will continue to be somewhat more restricted in our ability to acquire stations in certain markets, or to sell some of our existing station clusters.
      In addition to limits on the number of radio stations that a single owner may own in a particular geographic market, the FCC also has cross-ownership rules that limit or prohibit radio station ownership by the owner of television stations or a newspaper in the same market. The FCC’s radio/television cross-ownership rules permit a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:

•	in markets where 20 media voices will remain after the consummation of the proposed transaction, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where ten media voices will remain after the consummation of the proposed transaction, an owner may own an additional three radio stations.
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
      As part of its 2003 order on broadcast ownership, the FCC adopted new rules which would eliminate television-radio cross ownership restrictions in markets with four or more television stations, and would relax newspaper-broadcast cross ownership restrictions in markets with between four and eight television stations (inclusive). Under these new rules, cross ownership among newspapers, radio and television stations would not be permitted in markets with fewer than four television stations and would not be restricted in markets with nine or more television stations. These new rules have been stayed pending the outcome of the legal proceedings described above. In the meantime, the FCC has continued to apply its previous rules regarding cross ownership.
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
      Radio stations may also enter into what are commonly known as joint sales agreements. In a typical joint sales agreement, separately owned and licensed stations agree to enter into cooperative arrangements involving the sale of advertising time and the collection of proceeds from such sales, but involving none or only a limited amount of programming time. Such arrangements are subject to compliance with the requirements of the antitrust laws and the FCC’s rules and policies. A radio station that sells more than 15.0% of the weekly advertising time of another station serving the same market is considered to have an attributable interest in that other station.

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
      Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters could include:

•	proposals to impose regulatory, spectrum use or other fees on FCC licensees;

•	proposals to impose streaming fees for radio;

•	changes to foreign ownership rules for broadcast licenses;

•	revisions to political broadcasting rules, including requirements that broadcasters provide free air time to candidates;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	further changes in the FCC’s attribution and multiple ownership policies;

•	changes to broadcast technical requirements;

•	proposals to allow telephone or cable television companies to deliver audio and video programming to the home through existing phone, cable television or other communication lines; and

•	proposals to limit the tax deductibility of advertising expenses by advertisers.

      The FCC has selected In-Band On-Channeltm as the exclusive technology for terrestrial digital operations by AM and FM radio stations. The FCC has authorized limited commencement of “hybrid” In-Band On-Channeltm transmissions, that is, simultaneous broadcast in both digital and analog format pending the adoption of formal licensing and service rules. Nighttime operations by digital AM stations have not yet been authorized and remain subject to further review. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channeltm technology would permit a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding In-Band On-Channeltm technology and what effect such regulations would have on our business or the operations of our radio stations. It is also unclear what impact the introduction of digital broadcasting will have on the markets in which we compete.
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
      We currently own studio facilities in Redding, California; Burton (Flint), Michigan; Lafayette, Louisiana; Peoria, Illinois; St. Cloud, Minnesota; Marcy (Utica-Rome), New York; Watertown, New York; Colonie (Albany), New York; Owensboro, Kentucky; Windsor (Ft. Collins), Colorado; Evansville, Indiana; and Bloomington and Pontiac (Bloomington), Illinois. We own transmitter and antenna sites in Redding, California; Burton, Otisville, Millington and Lapeer (Flint), Michigan; St. Cloud, Rice, Stearns County and Graham Township (St. Cloud), Minnesota; Whitestown, Deerfield and Kirkland (Utica-Rome), New York; Watertown and Rutland (Watertown), New York; El Paso, Texas; Peoria County and Woodford County (Peoria), Illinois; Lafayette and Abbeville (Lafayette), Louisiana; Bethlehem, Palatine and East Greenbush (Albany), New York; Grand Rapids and Comstock Park (Grand Rapids), Michigan; Owensboro, Utica and Henderson (Owensboro), Kentucky; Windsor (Ft. Collins), Colorado; and Evansville, Indiana. In addition, we own a parcel of land in Ephrata (Lancaster), Pennsylvania, which is currently under contract to sell. We lease our remaining studio and office facilities, including corporate office space in Covington, Kentucky, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment. Our buildings and equipment are suitable for our operations and generally in good condition, although opportunities to upgrade facilities are periodically reviewed.
      Substantially all of our personal property and equipment serve as collateral for our obligations under our existing credit facility.

Item 3.	Legal Proceedings.
      As previously reported, Regent Communications, Inc. and certain of its officers were named as defendants in a class action lawsuit relating to our initial public offering, which proceeding remains pending in the United States district court for the Southern District of New York. The suit against Regent is a related proceeding to the In re Initial Public Offering Securities Litigation brought by various plaintiffs in connection with various initial public offerings conducted during the applicable statute of limitations time periods. The Regent officers who were initially named as defendants were previously dismissed from the proceeding and were not required to pay any amounts to the plaintiffs.
      Regent subsequently entered into a global settlement of the various claims asserted against the issuers and their directors and officers in this litigation. Pursuant to the terms of the global settlement, Regent and the other participating issuers and their respective directors and officers were released from all claims and were not required to pay any amounts to the plaintiffs. In consideration for such release, Regent and the other participating issuers assigned their potential claims against the underwriters for such public offerings to a litigation trust and the issuers’ insurers collectively agreed to guarantee to the plaintiffs an aggregate recovery of at least $1 billion relating to such assigned claims. Accordingly, our participation in this litigation has ended and we expect no possible loss associated with such litigation.
      We currently and from time to time are involved in litigation incidental to the conduct of our business, but we are not a party to any lawsuit or proceeding that, in our opinion, is likely to have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.
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

	High	Low

2004

First quarter	$7.60	$5.99
Second quarter	$7.25	$5.40
Third quarter	$6.29	$5.43
Fourth quarter	$5.95	$4.97
2003

First quarter	$6.65	$4.50
Second quarter	$6.62	$4.71
Third quarter	$7.05	$4.97
Fourth quarter	$7.10	$5.80
      As of March 4, 2005, there were approximately 263 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.
      We have never declared or paid cash dividends on our common stock, and we have no plans in the foreseeable future to do so.

				Approximate
	Total		Total Number of	Dollar Value of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid per Share	Announced Plan(1)	under the Plan(1)

				(in thousands)
October 1, 2004 – October 31, 2004	0	—	0	$20,000
November 1, 2004 – November 30, 2004	0	—	0	$20,000
December 1, 2004 – December 31, 2004	0	—	0	$20,000
Total	0	—	0	$20,000

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. In October 2002, the Board increased the amount of stock the Company could buy back by approximately $6.7 million. Since inception of the stock buyback program and through December 31, 2004, approximately $16.7 million of common stock was repurchased, exhausting the amount authorized under the plan. At its July 2004 meeting, the Company’s Board of Directors increased the amount authorized under the repurchase plan by an additional $20.0 million. The Company’s lenders have approved repurchases of up to $40.0 million, two times the amount currently approved by the Company’s Board of Directors.

Item 6.	Selected Financial Data.
      The selected financial data below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

	Year Ended December 31,(5)

	2004	2003	2002	2001	2000

OPERATING RESULTS(1):
Net broadcast revenues	$84,187	$73,161	$64,606	$50,995	$41,208
Operating income (loss)	14,767	11,866	8,526	(3,025)	399
Income (loss) from continuing operations before income taxes and cumulative effect of accounting change(2)	11,008	8,312	6,058	(2,163)	13,769
Net income (loss) from continuing operations before cumulative effect of accounting change	6,443	4,882	(822)	(1,558)	13,801
Net income (loss) from discontinued operations	6,792	824	480	(155)	51
Cumulative effect of accounting change, net of income taxes(3)	—	—	(6,138)	—	—
Preferred stock dividend requirements	—	—	—	—	(629)
Preferred stock accretion	—	—	—	—	(26,611)
Income (loss) from continuing operations applicable to common shares	6,443	4,882	(822)	(1,558)	(13,439)
Income (loss) from discontinued operations applicable to common shares	6,792	824	480	(155)	51
Net income (loss)	$13,235	$5,706	$(6,480)	$(1,713)	$(13,388)
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.14	$0.10	$(0.02)	$(0.05)	$(0.42)
Income (loss) from discontinued operations	0.15	0.02	0.01	—	—
Cumulative effect of accounting change	—	—	(0.14)	—	—

Basic and diluted net income (loss) per common share	$0.29	$0.12	$(0.15)	$(0.05)	$(0.42)

Weighted average number of common shares used in calculation:
Basic	45,780	46,515	43,177	34,218	31,715
Fully diluted(4)	46,164	46,837	43,177	34,218	31,715

	December 31,

	2004	2003	2002	2001	2000

BALANCE SHEET DATA(1):
Current assets	$16,218	$16,068	$16,984	$12,179	$12,012
Total assets	397,361	373,301	308,030	306,356	252,733
Current liabilities	11,625	7,958	7,948	6,054	4,902
Long-term debt and capital leases, less current portion	72,560	67,714	11,449	87,094	45,094
Total stockholders’ equity	$288,826	$283,798	$278,490	$208,338	$198,420

(1)	Acquisitions in 2004, 2003, 2002, 2001, and 2000 affect comparability among years (see Note 2 in Notes to Consolidated Financial Statements).

(2)	Under current accounting guidance, amounts formerly recorded as extraordinary loss due to the write-off of unamortized deferred finance costs are now included as a component of interest expense. The amount previously recorded in extraordinary loss and now included in interest expense is $1,114 for the year 2000. In 2003, Regent wrote-off approximately $1.0 million in unamortized deferred finance costs, which are included as a component of interest expense.

(3)	Refer to Note 8 of the Notes to Consolidated Financial Statements.

(4)	Shares for fully diluted are the same as basic in years 2000 through 2002 as the effect of outstanding common stock options and warrants was anti-dilutive in those years.

(5)	Amounts from all periods presented have been restated to reflect the effect of discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      Growth in radio stations and markets. Since our inception, we have negotiated 36 separate transactions for the acquisition and disposition of radio stations in various markets. We have grown rapidly to our current size of 74 radio stations in fifteen markets. We achieved this growth through completed acquisitions of 108 stations in 26 markets and the sale or pending sale exchange of 34 stations in eleven markets. We expect to continue to grow our company by entering new markets where we see growth potential. Additionally, we seek to continue to strategically upgrade our presence in each of our markets through additional acquisitions when available and to continue to enhance our radio portfolio by selling or exchanging existing stations for stations in markets where there is more opportunity for growth. Of our radio station portfolio, 21 stations have been owned or operated by our Company for less than three years. We consider this group as being in the developmental stage and are the stations that generally have the most opportunity for improved results going forward.
      Our strategy is illustrated by our February 2003 acquisition of 12 radio stations in four markets from Brill Media Company LLC. That acquisition positioned us to negotiate the following additional three complementary transactions (See Note 2 in the Notes to Consolidated Financial Statements), which strengthened our position in certain markets and allowed us to enter a new, more attractive market:

•	The exchange of four radio stations in Duluth, Minnesota that we had acquired in the Brill transaction, for five radio stations serving the Evansville, Indiana market, a market that we already had a presence in through the Brill transaction. This transaction was completed in January 2004.

•	The exchange of six radio stations we previously owned in two markets, Erie and Lancaster-Reading, Pennsylvania for five radio stations serving the Bloomington, Illinois market, creating regional synergies with our Peoria, Illinois stations. This transaction was completed in July 2004.

•	The purchase of two radio stations serving the Ft. Collins-Greeley, Colorado market to add to our cluster that we acquired in the Brill acquisition. This transaction was completed in November 2004.
      In order to fuel our growth, we have obtained funds from a variety of financing transactions, including our January 2000 initial public offering, our November 2001 private placement of common stock, our April 2002 public offering of common stock, and our credit facilities from financial institutions. We currently have available $73.0 million under our current credit facility for future acquisitions and other purposes, subject to the terms and conditions of our credit facility. Additionally, subject to market conditions, Regent’s financial performance and other factors, we have the ability to quickly access the public markets for up to approximately $171.2 million through additional public offerings of common or preferred stock and/or various debt securities pursuant to our currently effective shelf registration on file with the Securities and Exchange Commission.
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
      The advertising environment for the radio industry in 2004 was better than 2003, growing 3% over 2003 according to the Radio Advertising Bureau (“RAB”). According to the RAB, local revenues increased 3% and national revenues were flat. These growth numbers are based on the top 150 markets. Regent operates in small and mid-sized markets which rely less on national advertising; therefore, Regent’s stations are not impacted as much when there are increases or decreases in national advertising.
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
      Our financial results are seasonal. As is typical in the radio broadcasting industry, we expect our first calendar quarter to produce the lowest revenues for the year, and the fourth calendar quarter to produce the highest revenues for the year. Our operating results in any period may be affected by advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.
      To enhance the operations of our stations we have organized oversight of the radio stations into three regions with a regional vice president responsible for the operations in each region as well as their own market. The synergies and idea sharing that has been generated by this alignment has been strategic as we continue to develop our stations. Additionally, we have invested in our corporate infrastructure to accommodate our acquisition strategy. We believe that we are well positioned to rapidly and significantly increase the size of our company, with relatively minimal increases in corporate overhead.
      Prior to 2002, and excluding gains on the sale or exchange of radio stations, we have historically generated net losses, primarily as a result of significant non-cash charges for depreciation and amortization relating to the acquisitions of radio stations and interest charges on outstanding debt. The FCC licenses and goodwill attributable to substantially all of our radio stations have historically been amortized on a straight-line method over a 15-to 40-year period. Upon adoption of Statement of Financial Accounting Standards No. 142 (“SFAS 142”), in January 2002, we ceased amortizing all goodwill and FCC licenses. Additionally, the goodwill and FCC licenses that we recorded for acquisitions that we completed subsequent to July 1, 2001, were not amortized due to this new guidance. Based upon the large number of acquisitions we consummated within the last four years, we anticipate that depreciation charges will continue to be significant for several years. To the extent that we complete additional acquisitions, our interest expense and depreciation charges related to property and equipment and other intangible assets are likely to increase.
     The Sarbanes-Oxley Act of 2002 — Section 404
      The Sarbanes-Oxley Act of 2002 was enacted on July 30, 2002, largely in response to a number of major corporate and accounting scandals involving some of the largest and well-known companies in the United States. In the second half of 2002 and in fiscal years 2003 and 2004, we expended significant internal resources to comply with the new corporate governance mandates contained in this law and related regulations adopted by the Securities and Exchange Commission, the Department of Labor and the Nasdaq National Market. Section 404 of the Sarbanes-Oxley Act (“Section 404”) became effective this year and required by December 31, 2004 that we:

•	Document and test our internal controls over financial reporting;

•	Form an evaluation, based on sufficient evidence, as to the overall effectiveness of our system of internal controls over financial reporting and;

•	Issue an annual assertion on the effectiveness of internal control over financial reporting beginning with the year ended December 31, 2004.
      We have completed the required Section 404 documentation and testing and issued our report on internal control over financial reporting found in Item 8 of this filing. Additionally, our external auditors have audited our assessment of the effectiveness of our internal controls over financial reporting including performing independent tests of the internal controls and have issued a report on internal control over financial reporting also found in Item 8 of this filing. We incurred approximately $0.8 million in increased costs in 2004 to comply with Section 404. Although we currently are uncertain as to the ongoing long-term cost effects, we expect out of pocket compliance costs to decrease in 2005.
     Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, the most significant of which include establishing allowances for doubtful accounts, allocating the purchase price of acquisitions, evaluating the realizability of our deferred tax assets, determining the recoverability of our long-lived assets, and evaluating our goodwill and indefinite-lived intangible assets for impairment. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.
      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition — We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as pervasive evidence that an arrangement exists, the price is fixed and determinable, and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission. Based upon past experience, these estimates have been a reliable method to recognize revenues and it is expected that this method will not change in the future.

Goodwill and Indefinite-Lived Intangible Assets — Our FCC licenses qualify as indefinite-lived intangible assets, and represent a significant portion of the assets on our balance sheet. We apply a fair value approach employing a discounted cash flow methodology to test impairment of both indefinite-lived intangible assets and goodwill on a market by market basis. To arrive at a value for discounted cash flow of a market, management relies upon estimates of future cash flows and the effects of changes in business conditions. Local economic conditions in each of our markets could impact whether an FCC license or goodwill is impaired, as a decrease or increase in market revenue could negatively or positively impact discounted cash flows. Additionally, other factors such as interest rates, the performance of the S&P 500, as well as capital expenditures, can affect the discounted cash flow analysis. To the extent that the carrying value exceeds the fair value of the assets, an impairment loss will be recorded in operating income.

Allocation of acquisition purchase price — We believe the determination of the fair value of our acquired FCC licenses is a critical accounting policy as their value is significant relative to our total assets. We typically engage independent third parties to appraise the fair value of our acquired tangible and intangible assets; however, in some instances we apply our own direct valuation methods to determine the value of tangible assets and FCC licenses. The FCC license valuation utilized employs a discounted cash flow analysis with critical assumptions about market growth, cash flow growth, multiples of cash flow, and other economic factors.

Determining the Recoverability of Long-Lived Assets — Our long-lived assets to be held and used (fixed assets and definite-lived intangible assets) are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. If we were to determine that the carrying amount of an asset was not recoverable, we would record an impairment loss for the difference between the carrying amount and the fair value of the asset. We determine the fair value of our long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used. The amount of intangibles with definite lives that we have recorded is not material.

Deferred Tax Assets — At December 31, 2004, we had a deferred tax asset of approximately $17.0 million before valuation allowance, the primary component of which is our net operating loss carryforwards. While we have a valuation allowance of $3.3 million set up for tax assets expiring through 2016, we have determined that it is not necessary to record a valuation allowance against our net operating loss carryforwards for years 2017 through 2024, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration the run-off of significant tax amortization related to existing FCC licenses and deductible goodwill by 2016. However, there is no assurance that our projections will be achieved, and if our taxable income projections fall short, we most likely would need to record an additional valuation allowance against the deferred tax assets that would not be utilized. The need to record an additional valuation allowance against our deferred tax assets is reviewed quarterly, and if we were to determine that we would be unable to realize a portion, or the remainder of the deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded as expense in the period such determination was made. Additionally, if it were determined that we would be able to utilize a portion of the net operating loss carryforwards that are reserved for in the valuation allowance, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense. If our provisions for current or deferred taxes are not adequate due to unfavorable law changes or unforeseen circumstances, we could experience losses in excess of the current or deferred income tax provisions we have established.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We routinely review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received. A one percent change to our allowance as a percent of our outstanding accounts receivable at December 31, 2004 would cause a decrease in net income of approximately $0.1 million, net of tax.
     Effect of Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, as revised, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is applicable to share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Formerly, under the provisions of SFAS 123, companies were permitted to follow the recognition and measurement principles of APB 25 and provide additional footnote disclosures of what net income or loss would have been had the Company followed the fair-value-based provisions contained in SFAS 123. SFAS 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions for stock options that have future vesting provisions or as newly granted beginning on the grant date of such options. We will be required to implement SFAS 123R in interim periods beginning after July 1, 2005. If we had followed the provisions of SFAS 123R for the years ended December 31, 2004, 2003, and 2002, net income (loss) and basic and diluted income (loss) per common share would have been the amounts disclosed in Note 1 of the Notes to Consolidated Financial Statements, for those years. We are currently evaluating all of the provisions of SFAS 123R and its expected effect on us, including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model, and determining a transition method.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions,” by replacing the exception for non-monetary exchanges of similar productive assets from fair value measurement with a general exception for exchanges of non-monetary assets that do not have commercial substance. Commercial substance is defined as causing a significant change in an entity’s future cash flows as a result of the exchange. Non-monetary exchanges of assets that do not have commercial substance shall be measured based on the recorded amounts of the non-monetary assets relinquished instead of the fair values of the exchanged assets. The statement is effective for fiscal periods beginning on or after June 15, 2005, but allows early adoption for non-monetary asset exchanges occurring in fiscal periods beginning after the date the Statement was issued. We will adopt SFAS 153 as required in the third quarter of 2005 and do not believe the adoption will materially impact our financial position, cash flows, or results of operations.
Results of Operations
      The key factors that have affected our business over the last three years are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our consolidated financial statements and the related footnotes included herein.
     2004 Compared to 2003
      Results from operations in 2004, as compared to 2003, were affected considerably by the results of our Bloomington, Illinois market, which we began to operate under a time brokerage agreement (“TBA”), on February 1, 2004. Accordingly, the results of our operations in 2004 are not comparable to those of the prior period, nor are they necessarily indicative of future results. Additionally during 2004, we disposed of our Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.
     Net Broadcast Revenues
      The radio industry overall experienced better revenue growth in 2004 versus 2003. According to the RAB, radio revenues grew 3% in 2004 versus 2003 when revenues grew only 2%. Radio advertising revenues in 2004 benefited from the presidential election and other political contests on a local level. In contrast, during 2003, the beginning of the war in Iraq and the continuing war on terrorism negatively impacted the advertising environment. The RAB further indicated that in 2004 local revenues grew 3% and national revenues were flat. In 2004, our net broadcast revenues were made up of approximately 85% of local revenue and 15% national revenue.
      We had net broadcast revenues of approximately $84.2 million in 2004, which represented a 15.1% increase over 2003 net revenues of approximately $73.2 million. Of the approximately $11.0 million increase, approximately $7.1 million was attributable to the results of the Bloomington stations we began to operate under a TBA on February 1, 2004. The remaining $3.9 million increase in net revenues was attributable to stations we owned for both years.

      The increase in net revenue in 2004 of $11.0 million resulted from increased advertising revenue and was comprised primarily of $10.1 million of local revenue and $0.3 million of national revenue, $0.6 million of political revenue and $0.1 million of event and concert revenue. These increases were partially offset by decreases in non-cash barter revenue of $0.1 million and other miscellaneous revenue of $0.1 million.
     Station Operating Expenses
      Operating expenses were approximately $55.5 million in 2004, compared to approximately $51.2 million in 2003, an increase of $4.3 million. The increase is primarily a result of eleven months of expense for our Bloomington stations that we began to operate on February 1, 2004, which represented approximately $4.5 million of the increase. The remaining $0.2 million of lower expense was attributable to lower non-cash barter expense in 2004 of approximately $0.5 million offset by increased technical and programming expense of approximately $0.3 million at the stations we have owned for all of 2003 and 2004.
     Depreciation and Amortization
      Depreciation and amortization expense increased 52.4%, from approximately $3.8 million in 2003, to approximately $5.8 million in 2004. This $2.0 million increase is the result of additional amortization expense of $1.3 million and depreciation expense of $0.1 million related to the 2004 Bloomington acquisition and $0.6 million of depreciation for stations operated during both 2004 and 2003, partly due to new facilities in our Utica and Peoria markets.
     Corporate Expense
      Corporate general and administrative expense increased $1.5 million in 2004 to $7.7 million compared to $6.2 million in 2003. The increase was primarily made up of increased Sarbanes-Oxley compliance expense of approximately $0.8 million and increased incentive compensation of $0.6 million. Savings in business travel offset increases in payroll and technology costs.
     Interest Expense
      Interest expense increased by 6.7% from $3.4 million in 2003 to $3.6 million in 2004. Excluding the write-off of approximately $1.0 million in unamortized deferred finance costs associated with our previous credit facility in 2003, interest expense increased $1.2 million. Approximately $0.2 million of the increase was due to the allocation of interest expense to discontinued operations for a full year in 2003, versus a partial year in 2004. Average outstanding long-term debt balances in 2004 were $72.0 million compared to $62.1 million in 2003. The increase in the average debt outstanding is due to the repurchase of $9.0 million of Regent common stock in 2004, the payment upon closing of the Bloomington swap with Citadel of $3.5 million, and the closing on the purchase of two stations in Ft. Collins for $7.4 million, partially offset by debt pay-downs. The increase in interest expense was also impacted by a higher weighted average interest rate in 2004 of 3.69% due to higher rates and interest related to a hedge that became effective in the third quarter. The weighted average interest rate in 2003 was 2.87%. The increased average borrowings in 2004 over 2003 contributed approximately $0.4 million to the increase in interest expense and the higher rates added another $0.6 million to interest expense in 2004.
     Income Taxes
      We recorded income tax expense of approximately $4.6 million in 2004 on income from continuing operations, which represented a 41.5% effective rate. The rate includes a 34% federal rate as well as a state rate of approximately 9.0%. Additionally, the rate includes miscellaneous adjustments of 1.3% and was also reduced by 2.8% attributable to a decrease in valuation allowance from the expiration and utilization of state net operating loss carryforwards (“NOL’s”) and other miscellaneous adjustments. We recorded income tax expense of approximately $3.4 million in 2003 on income from continuing operations, which represented a 41.3% effective rate. This represented a 34% federal rate and a 6.6% state rate. Additionally, 2.1% was attributed to a valuation allowance we recorded for state net operating losses generated in 2003, and miscellaneous adjustments accounted for a decrease of 1.4%.
      We determined that it was not necessary in 2004 to record an additional valuation allowance against our federal net operating loss carryforwards for years 2017 through 2024, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration the run-off of significant tax amortization related to existing FCC licenses and deductible goodwill by 2016.
      We have cumulative gross federal and state tax loss carryforwards of approximately $64.4 million at December 31, 2004, which expire in the years 2005 through 2024. The utilization of a portion of the net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.
     Discontinued Operations
      During 2004, we disposed of our Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS 144, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Our policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the twelve-month periods ended December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003

Net revenue	$432	$7,417
Station operating expense	439	5,298
Depreciation and amortization expense	292	451
Allocated interest expense	111	298
Other expense, net	—	14

(Loss) income before income taxes	(410)	1,356
Income tax benefit/(expense)	161	(532)

Net (loss) income	$(249)	$824

      In 2004, upon the exchange of the stations, a gain was recorded in the amount of approximately $7.0 million, net of income tax. For tax purposes, we elected Section 1031 treatment and deferred a portion of the gain.
     Same Station Results
      Our revenues are produced exclusively by our radio stations and we believe that an analysis of the revenue of stations that we owned for the full years 2003 and 2004 is important because it presents a more direct view of whether or not our stations are operating effectively. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles.
      While acquisitions have affected the comparability of our 2004 operating results to those of 2003, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of markets disposed of during those years. The following comparable results between 2004 and 2003 are listed in the table below by quarter, excluding the effect of barter transactions (in thousands).
      Same station revenue was up 6.8% in the first quarter due to an improving economy at the local level and the fact that the first quarter of 2003 was negatively impacted by the war in Iraq. Of the approximately $0.8 million increase in net revenues between the first quarter of 2003 and the first quarter of 2004, $0.9 million came from local sales efforts which was offset by a decline of approximately $0.1 million in national revenues.

	2004	2003
	Net	Net	%
	Revenue	Revenue	Change

Quarter 1 (57 stations in 11 markets)
Net broadcast revenue	$17,395	$14,925
Less remaining stations and barter effect	4,703	3,042

Same station net broadcast revenue	$12,692	$11,883	6.8%

      Revenue growth was up 5.4% in the second quarter similarly to the first quarter where we saw strong growth in our local sales efforts accounting for all of the $1.0 million increase in net revenues year over year.

	2004	2003
	Net	Net	%
	Revenue	Revenue	Change

Quarter 2 (69 stations in 13 markets)
Net broadcast revenue	$22,226	$19,422
Less remaining stations and barter effect	2,880	1,069

Same station net broadcast revenue	$19,346	$18,353	5.4%

      Revenue growth was 4.4% in the third quarter as local sales growth again contributed to the strong same station revenue growth with local sales growing approximately 7.8%. National revenue decreased by 2% compared to last year.

	2004	2003
	Net	Net	%
	Revenue	Revenue	Change

Quarter 3 (69 stations in 13 markets)
Net broadcast revenue	$22,454	$19,569
Less remaining stations and barter effect	3,011	948

Same station net broadcast revenue	$19,443	$18,621	4.4%

      Revenue growth in the fourth quarter was up 5.4% on the strength of local revenue growth of approximately $0.4 million and political revenue growth of approximately $0.5 million due to the presidential race and local issues in some of our markets. All other revenue sources accounted for approximately $0.1 million.

	2004	2003
	Net	Net	%
	Revenue	Revenue	Change

Quarter 4 (69 stations in 13 markets)
Net broadcast revenue	$22,112	$19,245
Less remaining stations and barter effect	2,927	1,041

Same station net broadcast revenue	$19,185	$18,204	5.4%

2003 Compared to 2002
      Results from operations in 2003, as compared to 2002, were affected considerably by full year results for our 2003 acquisitions in Evansville, Indiana and Ft. Collins-Greeley, Colorado which we began operating in September 2002, and to a lesser extent our 2002 acquisitions of radio stations in Flint and Grand Rapids, Michigan (see Note 2 in the Notes to Consolidated Financial Statements). Additionally, in March 2003, we began operating five additional stations in Evansville, Indiana under a time brokerage agreement with Clear Channel Broadcasting, Inc. and its related affiliates. Accordingly, the results of our operations in 2003 are not comparable to those of the prior period, nor are they necessarily indicative of future results. Additionally during 2004, we disposed of our Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS 144, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.
     Net Broadcast Revenues
      The radio industry experienced several difficult years as the effects of September 11, 2001, the war on terrorism, the war in Iraq and other related events, negatively impacted the advertising environment. Overall advertising growth remained somewhat flat in 2003 with national business showing larger growth than local business. We felt the impact of such matters and we believe our financial performance was comparable to the radio industry as a whole. However, the national revenue growth was not as significant to us as national advertising only represented approximately 15% of our revenue. Additionally, eleven of our markets were over 100 in terms of market revenue rank where national business growth was not as significant as in the larger markets. Accordingly, our results were much more impacted by locally driven revenues.
      Net broadcast revenues of approximately $73.2 million in 2003 represented a 13.2% increase over 2002 net revenues of approximately $64.6 million. Approximately $6.4 million of the increase was attributable to full year results for stations we acquired in 2003. Results for the stations we began operating under time brokerage agreements in 2003 contributed approximately $2.9 million of the net revenue increase, and the difference was due to revenue decreases at stations we owned for both years.
      The increase in net revenue in 2003 of $8.6 million was comprised primarily of: $8.5 million of local revenue; $1.1 million of national revenue; and $0.1 million of non-cash barter revenue. These increases were partially offset by decreases in political revenues of $0.8 million, as 2003 was an off election year, and other miscellaneous revenue of $0.3 million.
     Station Operating Expenses
      Operating expenses were approximately $51.2 million in 2003, compared to approximately $44.4 million in 2002. The increase was primarily a result of full year results for the stations we acquired in 2003, which represented approximately $4.2 million of the increase, as well as expenses for the stations we purchased or operated under time brokerage agreements in 2003, which added approximately $3.3 million of additional operating expense. The remaining $0.7 million of cost reduction was attributable to cost savings at the stations we owned for all of 2002 and 2003. Part of the savings was attributable to compensation savings as a result of the revenue shortfalls.
      As 2003 was a difficult year for advertising revenue, it was important for us to balance our investment spending with cost control. Our discretionary dollars remained relatively flat to prior year spending. We continued to invest in research and promotional expenses, which we incur to properly target our intended demographic audiences within our markets, as well as to promote our radio stations through various advertising campaigns and contest prize give-aways, as we believe these expenditures promote long-term growth at our radio stations. Expenses directly related to the generation of revenue such as sales commissions increased approximately $1.6 million. The administrative costs required to operate the facilities at our markets such as power and rent increased by approximately $1.4 million and our compensation and benefits expenses increased by approximately $3.6 million. Non-cash barter expense increased by $0.4 million in 2003.
     Depreciation and Amortization
      Depreciation and amortization expense increased by 22.8%, from approximately $3.1 million in 2002, to approximately $3.8 million in 2003. This was primarily due to increased depreciation expense related to acquisitions that were closed during 2003 and the second half of 2002.
     Corporate Expense
      Corporate general and administrative expenses in total remained relatively flat in 2003 compared to 2002. However, variances occurred within various accounts. Those variances include increases in: payroll expense due to annual performance increases; travel and entertainment; technology communications expense as a result of the addition of four markets purchased from Brill Media; management conferences not held in the prior year; and increased rent expense primarily as a result of the termination of the sublease of our former corporate office space. These increases were offset by an approximate 50% decrease in incentive compensation due to the difficult business revenue environment in 2003.
     Interest Expense
      Interest expense increased by 59.9% from $2.1 million in 2002 to $3.4 million in 2003. The increase was due to debt that was incurred to close the Brill transaction in February 2003, as well as the write-off of approximately $1.0 million in unamortized deferred finance costs related to our old credit facility. Average outstanding long-term debt balances in 2003 were $62.1 million compared to $33.8 million in 2002. The increase in interest expense was somewhat mitigated by a lower weighted average interest rate in 2003 of 2.87% compared to 3.59% in 2002.
     Income Taxes
      We recorded income tax expense of approximately $3.4 million in 2003 on income from continuing operations, which represented a 41.3% effective rate. This represented a 34% federal rate and a 6.6% state rate. Additionally, 2.1% was attributed to a valuation allowance we recorded for state net operating losses generated in 2003 and miscellaneous adjustments accounted for a decrease of 1.4%. We recorded income tax expense of approximately $6.9 million in 2002, prior to the income tax benefit from cumulative effect of accounting change. This represented a 34% federal rate and a 5.4% state rate, and included $4.4 million of income tax expense related to the establishment of valuation allowances on our federal and state net operating loss carryforwards scheduled to expire in the years 2002 through 2016. In arriving at the determination as to the amount of the valuation allowance required for the year ended December 31, 2002, we considered the impact of deferred tax liabilities resulting from purchase transactions, statutory restrictions on the use of operating losses, and a tax planning strategy available to us. We determined that when considering the current state of private market values for radio station assets, it would be more likely than not that we would not be able to implement our tax planning strategy within the foreseeable future resulting in the establishment of the valuation allowance.

      We determined that it was not necessary in 2003 to record an additional valuation allowance against our federal net operating loss carryforwards for years 2017 through 2023, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration the run-off of significant tax amortization related to existing FCC licenses and deductible goodwill by 2016.
     Discontinued Operations
      During 2004, we disposed of our Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS 144, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Our policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the twelve-month periods ended December 31, 2003 and 2002 is as follows (in thousands):

	2003	2002

Net revenue	$7,417	$5,784
Station operating expense	5,298	4,593
Depreciation and amortization expense	451	257
Allocated interest expense	298	99
Other expense, net	14	74

Income before income taxes	1,356	761
Income tax expense	(532)	(281)

Net income	$824	$480

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
      While acquisitions have affected the comparability of our 2003 operating results to those of 2002, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those markets in which we have been operating for five full quarters, exclusive of markets disposed of during those years. The following comparable results between 2003 and 2002 includes the results of 57 stations in 12 markets and are listed in the table below by quarter, excluding the effect of barter transactions (in thousands).
      Same station revenue grew 1.6% in the first quarter because sales were negatively impacted by the war in Iraq, as March was particularly affected after two fairly successful months in January and February. In addition, we had a very successful first quarter of 2002, making comparable revenue growth in 2003 difficult, given the economic climate. Also, we had political revenue of approximately $150,000 in the first quarter of 2002 that we did not have in the first quarter of 2003.

	2003	2002
	Net	Net	%
	Revenue	Revenue	Change

Quarter 1 (57 stations in 12 markets)
Net broadcast revenue	$14,925	$12,331
Less remaining stations and barter effect	3,042	632

Same station net broadcast revenue	$11,883	$11,699	1.6%

      Same station revenue growth in the second quarter was down 0.9% compared to the prior year quarter results, as advertising economic conditions showed continued negative impact from the war. April revenue exceeded prior year and May and June were down 2% and 3.5%, respectively.

	2003	2002
	Net	Net	%
	Revenue	Revenue	Change

Quarter 2
(57 stations in 12 markets)
Net broadcast revenue	$19,422	$16,258
Less remaining stations and barter effect	4,277	982

Same station net broadcast revenue	$15,145	$15,276	(0.9)%

      Revenue growth in the third quarter was down 2.6% due to weakness in the advertising economy as revenue was lower by $0.4 million compared to 2002. Local revenue was flat compared to the prior year third quarter and national revenue was favorable by 2.6%. Non-traditional broadcast revenue was down by approximately $0.3 million, half of which was related to two events that were cancelled in 2003 but were included in 2002 results. Political revenue was down by approximately $0.2 million compared to the third quarter of 2002.

	2003	2002
	Net	Net	%
	Revenue	Revenue	Change

Quarter 3
(57 stations in 12 markets)
Net broadcast revenue	$19,570	$17,277
Less remaining stations and barter effect	4,171	1,471

Same station net broadcast revenue	$15,399	$15,806	(2.6)%

      Net revenue for the fourth quarter of 2003 was down 0.4% but showed some modest improvement in the advertising environment as October was down 2.8% and November and December were flat compared to the fourth quarter of 2002. Local revenue was up 4% and political revenue was down by approximately

$0.4 million as 2002 fourth quarter had some hotly contested elections in some of our markets. Additionally, miscellaneous revenue was down by approximately $0.2 million compared to the fourth quarter of 2002.

	2003	2002
	Net	Net	%
	Revenue	Revenue	Change

Quarter 4
(57 stations in 12 markets)
Net broadcast revenue	$19,244	$18,740
Less remaining stations and barter effect	4,126	3,562

Same station net broadcast revenue	$15,118	$15,178	(0.4)%

Liquidity and Capital Resources
     Executive Overview
      As an acquisitive company it is critical to have the ability to raise capital for acquisitions. Since our inception, we have demonstrated our ability to access the public markets to raise equity, and we have also demonstrated our ability to access the commercial bank market having negotiated three separate credit facilities with a number of banking institutions since 1998. The bank market is currently very favorable for the radio sector, as radio companies de-levered their balance sheets in 2004 due to lower acquisition activity resulting in a strong demand for radio loans. In December 2004, we amended our existing credit facility to reflect the pricing in the current market, as well as to allow us to borrow up to $40 million for repurchases of our own stock subject to certain conditions. Currently, our Board of Directors has authorized us to expend up to $20 million for stock repurchases.
      We believe that we have sufficient access to funds so that we will be able to continue to pursue our growth strategy during 2005 if we are able to find suitable acquisitions at acceptable prices. We also anticipate that if we were to make an acquisition that would require borrowings in excess of our current borrowing capacity, we would be able to fund our capital needs from either refinancing our current credit facility, or by obtaining financing through a variety of options available to us but not limited to, our shelf registration statement. While our focus has remained on being acquisitive, we do have the flexibility to repurchase our own stock when the stock price is at a level such that we believe it is beneficial to our shareholders to repurchase it. While we may repurchase our stock from time to time in 2005, we do not intend to increase our leverage in order to do so.
      We expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements. Excluding projects to consolidate duplicate facilities in a market, our capital expenditures have been approximately 2% of our net revenue. Additionally, we have maintained a disciplined acquisition approach that has enabled us to consistently keep our debt leverage under our bank covenant levels. One half of our outstanding term loan is on a fixed interest rate through June 2006, and the other half is variable rate. Our interest rates are based on LIBOR rates and we had a weighted average interest rate in 2004 of 3.69%. Our term loan began to reduce on December 31, 2004 with an initial payment of approximately $0.8 million and continues quarterly thereafter to termination. The revolving credit facility begins to reduce on June 30, 2005 and continues thereafter to termination.
      Our liquidity is dependent on the renewal of our broadcasting licenses. Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station’s renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed.

      Our liquidity continues to be supported by the effectiveness of our credit policies and procedures, which has enabled the Company to keep write-offs of accounts receivable to approximately 1% of net revenue or lower in the last four years. Additionally the average number of days our accounts receivable were outstanding decreased from 68 days in 2001 to 60 days in 2004, primarily due to the implementation of a bonus program for the business offices in our radio stations, which is based on certain criteria related to the collection of accounts receivables.
      We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to meet our requirements for corporate expenses and capital expenditures for the remainder of 2005, based on our projected operations and indebtedness and giving effect to scheduled credit facility commitment reductions. We have available borrowings of approximately $73.0 million at December 31, 2004, subject to the terms and conditions of the credit facility. We have the capability to borrow up to a leverage ratio of 5.25 :1.00 by the end of 2005, and at December 31, 2004 our debt leverage ratio was 3.50 :1.00.
      Our cash and cash equivalents balance at December 31, 2004 was approximately $1.2 million compared to approximately $1.7 million at December 31, 2003. Cash balances between years fluctuate due to the timing of when receipts are deposited and expenditures are made. We typically maintain a cash balance between one and two million dollars, as our excess cash generated by operating activities after investing activities is utilized to pay down the revolving credit facility.
     Cash requirements
      Contractual obligations related to our credit facility and other long-term debt, capital leases and operating leases are summarized below (in thousands). Under the terms of our credit facility, our maximum borrowings will reduce over six years, beginning in 2004. Based upon our outstanding borrowings at December 31, 2004, the payments detailed below under long-term debt would be required to maintain compliance with our credit facility.

	Payments Due by Period

		One year	Two to	Four to
Contractual Obligation	Total	or less	three years	five years	Thereafter

Long-term debt(1)	$76,518	$4,068	$16,087	$28,763	$27,600
Purchase obligations(2)	32,111	10,330	12,941	8,556	284
Capital leases	237	124	94	15	4
Interest payment obligations(3)	15,070	4,972	6,323	3,257	518
High Definition radio capital obligations(4)	8,970	720	2,400	3,600	2,250
Asset retirement obligations	381	25	-0-	-0-	356
Operating leases(5)	7,512	1,253	2,322	1,560	2,377

Total contractual cash obligations	$140,799	$21,492	$40,167	$45,751	$33,389

(1)	Includes a long-term note payable of approximately $0.3 million. If we are in default of our credit agreement, $76.2 million of long-term debt could be accelerated.

(2)	Includes: approximately $0.7 million to complete the construction of the office and studio facilities in Albany, New York; employment contracts of approximately $5.2 million; and sports rights, ratings services, music license fees and other programming contracts of approximately $26.3 million. Employment contracts, sports rights, ratings services and programming contracts are expensed over the life of the contract in station operating income.

(3)	Represents interest payments on the amortizing balances of the term loan and revolving credit facilities. Assumes a LIBOR rate of 3%.

(4)	Represents estimated capital requirements to implement HD radio per a contractual agreement with Ibiquity Digital Corporation. Regent may choose to accelerate the expenditures if the economic benefits of broadcasting HD radio make it advantageous to do so.

(5)	Operating leases are included in station operating expenses.
      The term loan commitment reduces over six years beginning on December 31, 2004, and the revolving commitment reduction begins on June 30, 2005, approximately as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment

2004	$85,000	$64,188
2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	-0-	-0-
      Based on current projections, we believe that our cash provided by operating activities will be sufficient to meet all our long-term obligations and our ability to meet these obligations is regularly reviewed by executive management.
     Sources of Funds
      In 2004, our sources of cash that we needed to fund various transactions totaled approximately $37.2 million and were derived from a combination of cash provided by operating activities and borrowings under our credit facility.
      Net cash provided by operating activities was approximately $18.2 million in 2004, compared to approximately $14.0 million in 2003 representing an increase of approximately 30%. The increase was due primarily to the increase in operating activities of our radio stations. The cash provided by operating activities has grown consistently since 2002 at a compounded annual growth rate of 29% through a combination of acquisition activity and intrinsic growth.
      In June 2003, we secured a reducing credit agreement with a group of lenders that provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility is available for working capital and permitted acquisitions, including related acquisition costs. In December 2004, we completed an amendment of our credit facility that adjusted the pricing on our margins to reflect the favorable bank market and also increased the amount of our stock that we are able to buy back, subject to certain conditions, by $40 million. We have a stock buyback program, approved by our Board of Directors, which allows us to repurchase shares of our common stock at certain market price levels in the amount of $20 million. At December 31, 2004, we had borrowings under the new credit facility of $76.2 million, comprised of a $64.2 million term loan and $12.0 million of revolver borrowings, and available borrowings of $73.0 million, subject to the terms and conditions of the facility.
      Under our credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as negative covenants customary for facilities of this type. Borrowings under the amended credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5% in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 1.5% depending upon our consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 2.50%, depending upon our consolidated leverage ratio. Borrowings under the credit facility bore interest at an average rate of 4.28% and 3.15% at December 31, 2004 and December 31, 2003, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit facility utilized.

      Additionally, under the terms of our credit facility, we were required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which effectively converted $32.5 million of our variable-rate debt under the credit facility at that date to a fixed rate. The swap agreement became effective on June 30, 2004 and expires June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69%, which we set in August 2003 based on the market for a financial instrument of this type at that date.
      Generally, we have incurred debt in order to acquire radio properties or to make large capital expenditures and have opportunistically accessed the public equity markets to de-lever our balance sheet. While we did borrow funds in 2004 to fund our share repurchase program, we do not anticipate increasing our leverage in order to buy back stock in 2005.
      In March 2002, we filed a Registration Statement on Form S-3 covering a combined $250.0 million of common stock, convertible preferred stock, depository shares, debt securities, warrants, stock purchase contracts and stock purchase units (the “Shelf Registration Statement”). The Shelf Registration Statement also covers debt securities that could be issued by one of our subsidiaries, and guarantees of such debt securities by us. We used approximately $78.8 million of the amounts available under the Shelf Registration Statement for our April 2002 offering of common stock, leaving us with capacity of approximately $171.2 million if we were to seek to raise monies in the public markets.
     Uses of Funds
      In 2004, we utilized our sources of cash primarily to: acquire radio properties; repurchase shares of our common stock; and fund capital expenditures.
      Net cash used by investing activities was $18.0 million in 2004, compared to $68.3 million in 2003. The decrease was due primarily to the Brill acquisition in 2003. Cash flows used to invest in radio properties were approximately $14.2 million in 2004, compared to cash flows used to invest in radio properties of approximately $63.3 million in 2003. The decrease in 2004 reflects the lower acquisition activity in 2004 as well as the close of the Brill acquisition in 2003. On January 28, 2004, we completed the exchange with Clear Channel of our four stations serving the Duluth, Minnesota market and $2.7 million in cash for Clear Channel’s five stations serving the Evansville, Indiana market. On November 15, 2004, we completed the acquisition of substantially all of the assets of two stations serving the Ft. Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.6 million in cash. On July 29, 2004, we completed an exchange agreement with Citadel Broadcasting Group where we exchanged four stations serving the Erie, Pennsylvania market, two stations serving the Lancaster-Reading, Pennsylvania market, plus cash of approximately $3.7 million, for five stations which serve the Bloomington, Illinois market.
      Cash flows used by financing activities were approximately $0.6 million in 2004, compared to cash flows provided by financing activities of approximately $53.4 million in 2003. The decrease in 2004 reflects the borrowing of funds to close the Brill transaction in 2003. During 2004, we acquired 1,540,020 shares of our common stock for an aggregate purchase price of approximately $9.0 million, which exhausted all available capacity under the stock buyback program. In December 2004, we completed an amendment of our credit facility that adjusted the pricing on our margins to reflect the favorable bank market and also increased the amount of our stock that we are able to buy back, subject to certain conditions, by $40 million. We have a stock buyback program, approved by our Board of Directors, which allows us to repurchase shares of our common stock at certain market price levels in the amount of $20 million. During 2003, we acquired 201,500 shares of our common stock for an aggregate purchase price of approximately $1.0 million.
      In 2004 we funded capital expenditures of approximately $3.8 million compared to $5.0 million in 2003. Total capital expenditures were higher in 2003 due to consolidation projects in Flint and Peoria and new facilities in Utica. Approximately $1.3 million of our 2004 expenditures were utilized to consolidate duplicate facilities in order to remain competitive and to create cost savings over the long term. Maintenance capital expenditures were $2.2 million in 2004 compared to $1.8 million in 2003. The increase in maintenance capital expenditures in 2004 is due to an increase in corporate capital expenditures related to a virtual private network that was installed in conjunction with the implementation of Sarbanes-Oxley Section 404 and the non-cash recording of an asset retirement obligation as required by SFAS 143. We expect capital expenditures to be approximately $3.2 million in 2005, of which approximately $1.8 million is projected to be maintenance capital expenditures.
     HD Radio Capital Expenditures
      In 2004, we paid a license fee of $300,000 to Ibiquity Digital Corporation to enable us to convert 60 of our stations to digital or high definition radio. The contract we have entered into with Ibiquity stipulates that we convert certain of our stations over a six-year period beginning in 2005 and we anticipate that the average cost to convert each station will be between $125,000 and $150,000. This conversion will enable our stations to broadcast digital quality sound and also provide services like on-demand traffic, weather and sports scores.
     Pending Disposition
      In December 2004, we entered into an agreement to sell substantially all of the fixed and intangible assets of WRUN-AM in Utica, New York to WAMC, a not-for-profit public radio entity, for $275,000.
     Off-Balance Sheet Financing Arrangements
      We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit facility, we were required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans at that date. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which effectively converted $32.5 million of our variable-rate debt under the credit facility to a fixed rate. The swap agreement became effective on June 30, 2004 and expires June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69%, which we set in August 2003 based on the market for a financial instrument of this type at that date. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. Based on our exposure to variable rate borrowings at December 31, 2004, a one percent change in the weighted average interest rate would change our annual interest expense by approximately $441,000.

Item 8.	Financial Statements and Supplementary Data.
Regent Communications, Inc.
Index to Financial Statements

Page

Financial Statements:
Management’s Report on Internal Control Over Financial Reporting	42
Report of Independent Registered Public Accounting Firm	43
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2004, 2003 and 2002	45
Consolidated Balance Sheets at December 31, 2004 and 2003	46
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	47
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	48
Notes to Consolidated Financial Statements	49
Financial Statement Schedule:
For each of the three years in the period ended December 31, 2004:
II — Valuation and Qualifying Accounts	80
      All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Regent’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, Regent’s Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, Regent has assessed as of December 31, 2004, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.
-s- Terry S. Jacobs
Terry S. Jacobs,
Chief Executive Officer
-s- Anthony A. Vasconcellos
Anthony A. Vasconcellos,
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Regent Communications, Inc.:
We have completed an integrated audit of Regent Communications, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Regent Communications, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As discussed in Note 8, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.
/s/ PricewaterhouseCoopers LLP
March 15, 2005
Cincinnati, Ohio

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Broadcast revenues, net of agency commissions of $8,725, $7,681 and $6,791 for the years ended December 31, 2004, 2003 and 2002, respectively	$84,187	$73,161	$64,606
Station operating expenses	55,524	51,228	44,370
Depreciation and amortization	5,809	3,811	3,103
Corporate general and administrative expenses	7,680	6,151	6,149
Impairment of goodwill	—	—	2,900
Loss (gain) on sale of long-lived assets	407	105	(442)

Operating income	14,767	11,866	8,526
Interest expense	(3,599)	(3,373)	(2,109)
Other expense, net	(160)	(181)	(359)

Income from continuing operations before income taxes and cumulative effect of accounting change	11,008	8,312	6,058
Income tax expense	(4,565)	(3,430)	(6,880)

Income (loss) from continuing operations before cumulative effect of accounting change	6,443	4,882	(822)
Discontinued operations:
(Loss) gain from operations of discontinued operations, net of income taxes	(249)	824	480
Gain on sale of discontinued operations, net of income taxes	7,041	—	—
Cumulative effect of accounting change, net of applicable income taxes of $3,762	—	—	(6,138)

NET INCOME (LOSS)	13,235	5,706	(6,480)
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedge	55	(199)	—

NET COMPREHENSIVE INCOME (LOSS)	$13,290	$5,507	$(6,480)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Income (loss) from continuing operations before cumulative effect of accounting change	$0.14	$0.10	$(0.02)
Discontinued operations	0.15	0.02	0.01
Cumulative effect of accounting change	—	—	(0.14)

Net income (loss) per common share	$0.29	$0.12	$(0.15)

Weighted average number of common shares used in basic calculation	45,780	46,515	43,177
Weighted average number of common shares used in diluted calculation	46,164	46,837	43,177
The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$1,246	$1,673
Accounts receivable, net of allowance of $844 and $868 at December 31, 2004 and 2003, respectively	13,618	13,554
Assets held for sale	465	–
Other current assets	889	841

Total current assets	16,218	16,068
Property and equipment, net	36,944	35,135
Intangible assets, net	309,116	293,673
Goodwill, net	32,990	25,649
Other assets	2,093	2,776

Total assets	$397,361	$373,301

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,068	$872
Accounts payable	1,772	2,366
Accrued compensation	2,075	1,402
Other current liabilities	3,710	3,318

Total current liabilities	11,625	7,958
Long-term debt, less current portion	72,450	67,018
Other long-term liabilities	965	696
Deferred taxes	23,495	13,831

Total liabilities	108,535	89,503
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,083,492 shares issued at December 31, 2004 and 2003	481	481
Treasury stock, 2,958,466 and 1,542,705 shares, at cost at December 31, 2004 and 2003, respectively	(15,994)	(7,758)
Additional paid-in capital	347,990	348,016
Accumulated other comprehensive loss	(144)	(199)
Accumulated deficit	(43,507)	(56,742)

Total stockholders’ equity	288,826	283,798

Total liabilities and stockholders’ equity	$397,361	$373,301

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$13,235	$5,706	$(6,480)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change, net of applicable income taxes	—	—	6,138
Depreciation and amortization	6,101	4,262	3,360
Provision for doubtful accounts	536	908	819
Deferred income tax expense and valuation allowance	8,689	3,860	7,114
Write-off of unamortized deferred finance costs	—	1,032	—
Non-cash interest expense	409	321	281
Non-cash charge for compensation	641	497	499
Gain on sale of radio stations, net	(11,625)	—	—
Loss (gain) on sale of long-lived assets	407	102	(442)
Impairment of goodwill	—	—	2,900
Other, net	(293)	(102)	(422)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(743)	(723)	(4,576)
Other assets	(406)	14	(204)
Current and long-term liabilities	1,258	(1,899)	1,996

Net cash provided by operating activities	18,209	13,978	10,983

Cash flows from investing activities:
Acquisitions of radio stations, net of cash acquired, acquisition related costs, and escrow deposits on pending acquisitions	(14,203)	(63,322)	(6,248)
Capital expenditures	(3,843)	(5,033)	(3,856)
Net proceeds from sale of long-lived assets and other	30	29	1,829

Net cash used in investing activities	(18,016)	(68,326)	(8,275)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	75,785
Proceeds from long-term debt	19,000	138,500	5,000
Principal payments on long-term debt	(10,373)	(82,029)	(80,660)
Payment of financing costs	(86)	(1,959)	—
Payment of issuance costs	—	(1)	(820)
Treasury stock purchases	(8,996)	(992)	(1,122)
Repayment of capital lease obligations	(165)	(154)	—

Net cash (used in) provided by financing activities	(620)	53,365	(1,817)

Net (decrease) increase in cash and cash equivalents	(427)	(983)	891
Cash and cash equivalents at beginning of period	1,673	2,656	1,765

Cash and cash equivalents at end of period	$1,246	$1,673	$2,656

Supplemental schedule of non-cash investing and financing activities:
Common stock issued in conjunction with the acquisitions of radio stations	$—	$—	$2,445

Employer match on 401(k) plan	$444	$402	$294

Capital lease obligations for property and equipment	$148	$150	$—

Fair value of assets exchanged, excluding amount paid in cash	$44,594	$—	$—

Supplemental data:
Cash paid for interest	$3,311	$4,132	$2,082

Cash paid for income taxes	$160	$215	$85

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	Loss	Equity

Balance, December 31, 2001	$369	$(6,757)	$270,694	$(55,968)	$—	$208,338
Issuance of 10,700,000 shares of common stock, net of issuance costs of $4,832	107	—	74,961	—	—	75,068
Issuance of 384,453 shares of common stock in conjunction with acquisitions	4	—	2,290	—	—	2,294
Exercise of 16,074 stock options	—	—	20	—	—	20
Issuance of 42,706 shares of treasury stock for 401(k) match, net of forfeitures	—	235	38	—	—	273
Issuance of 12,571 shares of treasury stock for employee stock purchase plan	—	69	8	—	—	77
Purchase of 235,660 shares of treasury stock	—	(1,122)	—	—	—	(1,122)
Stock compensation expense	—	—	22	—	—	22
Net loss	—	—	—	(6,480)	—	(6,480)

Balance, December 31, 2002	480	(7,575)	348,033	(62,448)	—	278,490
Stock bonus award (30,960 shares)	—	170	13	—	—	183
Non-cash exercise of 36,110 stock options	1	—	(1)	—	—	—
Issuance of 69,794 shares of treasury stock for 401(k) match, net of forfeitures	—	384	2	—	—	386
Issuance of 49,647 shares of treasury stock for employee stock purchase plan	—	273	(31)	—	—	242
Purchase of 201,500 shares of treasury stock	—	(992)	—	—	—	(992)
Seller forfeiture of escrow shares of common stock (3,050)	—	(18)	—	—	—	(18)
Net income	—	—	—	5,706	—	5,706
Other comprehensive loss	—	—	—	—	(199)	(199)

Balance, December 31, 2003	481	(7,758)	348,016	(56,742)	(199)	283,798
Stock bonus award (13,580 shares)	—	75	20	—	—	95
Issuance of 68,356 shares of treasury stock for 401(k) match, net of forfeitures	—	425	(11)	—	—	414
Issuance of 42,323 shares of treasury stock for employee stock purchase plan	—	260	(37)	—	—	223
Purchase of 1,540,020 shares of treasury stock	—	(8,996)	—	—	—	(8,996)
Stock compensation expense	—	—	2	—	—	2
Net income	—	—	—	13,235	—	13,235
Other comprehensive income	—	—	—	—	55	55

Balance, December 31, 2004	$481	$(15,994)	$347,990	$(43,507)	$(144)	$288,826

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     Summary of Accounting Policies

a.	Consolidation:
      The consolidated financial statements include the accounts of Regent Communications, Inc. (“Regent” or the “Company”) and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts and balances related to discontinued operations have been reclassified to conform to the current classifications with no overall effect on financial results.

b.	Description of Business:
      Regent is a radio broadcasting company whose primary business is to acquire, develop, and operate radio stations in mid-sized and small markets throughout the United States. The Company owns radio stations in the following markets: Chico and Redding, California; Ft. Collins-Greeley, Colorado; Bloomington and Peoria, Illinois; Evansville, Indiana; Owensboro, Kentucky; Lafayette, Louisiana; Flint and Grand Rapids, Michigan; St. Cloud, Minnesota; Albany, Utica, and Watertown, New York; and El Paso, Texas.

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
      Property and equipment are stated at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Property and equipment are depreciated on a straight-line basis over the estimated useful life of the assets. Buildings are depreciated over thirty-nine years, broadcasting equipment over a three-to-twenty year life, computer equipment and software over a three-to-five year life, and furniture and fixtures generally over a ten-year life. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized as a component of operating income in the statement of operations.

f.	Goodwill and Other Intangible Assets:
      Intangible assets consist principally of the value of FCC licenses. Goodwill represents the excess of the purchase price over the fair value of net assets of acquired radio stations. The Company utilizes a direct valuation method to value FCC licenses that it purchases. On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (See Note 8). SFAS 142 requires that a company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets, based upon the direct valuation methodology. The Company tests goodwill for impairment using a two-step process. Step one identifies potential impairment, while step two measures the amount of the impairment. SFAS 142 also requires the Company to test its FCC licenses and other indefinite-lived intangible assets for

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment by comparing their estimated fair market value to their carrying value. If the carrying amount of an intangible asset exceeds its fair market value, an impairment loss is recognized in an amount equal to the excess. Prior to the implementation of SFAS 142, FCC licenses and goodwill acquired through acquisitions prior to July 1, 2001, were amortized on a straight-line basis over lives ranging from 15 to 40 years. Pre-sold advertising contracts are amortized on a straight-line basis over a six-month period. Intangible assets related to non-competition agreements, sports rights agreements, and employment agreements are amortized on a straight-line basis over the life of the agreement.

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
      Deferred financing costs are amortized to interest expense using the effective interest method over the term of the related debt.

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
     Broadcast Revenue
      Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $8.7 million, $7.7 million and $6.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.
     Barter Transactions
      Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $3.8 million, $3.9 million, and $3.8 million and barter expense

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was approximately $3.5 million, $3.9 million, and $3.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.
     Time Brokerage Agreements
      At times, the Company enters into time brokerage agreements (TBAs) in connection with the purchase of radio stations. In most cases, a TBA is in effect from the signing of the acquisition agreement, or shortly thereafter, through the closing date of the purchase. Generally, under the contractual terms of a TBA, the buyer agrees to furnish the programming content for and provide other services to the stations, and in return, receives the right to sell and broadcast advertising on the station and collect receipts for such advertising. During the period the Company operates stations under TBAs, it recognizes revenue and expense for such stations in the same manner as for owned stations. There were no stations operated under TBAs at December 31, 2004. At December 31, 2003, the Company operated six stations under the terms of TBAs. Revenues and expenses related to such stations are included in operations since the effective dates of the TBAs.

k.	Fair Value of Financial Instruments:
     Short-Term Instruments
      Due to their short-term maturity, the carrying amount of accounts receivable, accounts payable and accrued expenses approximated their fair value at December 31, 2004 and 2003.
     Long-Term Debt
      The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 2004 and 2003.
     Interest Rate Swaps
      At times, the Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137, SFAS 138 and SFAS 149, which requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method it will use to assess the fair value of the hedge. Changes in the fair value of derivative instruments are either recognized periodically in income or as a component of stockholders’ equity, in accumulated other comprehensive income (loss). The fair value of the hedge instruments are determined by obtaining quotations from the financial institutions that are counterparties to the Company’s hedge agreements. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

l.	Income Taxes:
      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

m.	Advertising and Promotion Costs:
      Costs of media advertising and associated production costs are expensed to station operating expenses the first time the advertising takes place.

n.	Accounts Receivable and Allowance for Doubtful Accounts:
      The Company’s trade accounts receivables are generally non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is calculated based on a percentage of cash revenue, and includes a provision for known issues. Customer account activity is routinely reviewed to assess the adequacy of the allowance provided for potential losses. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

o.	Variable Interest Entities:
      The Company has adopted the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), as revised. Under the provisions of FIN 46R, the Company is required to consolidate the operations of entities for which it is the primary beneficiary, and deconsolidate those entities for which it is no longer the primary beneficiary. The Company may be required to consolidate the operations of stations it operates as a lessee under time brokerage or local marketing agreements, or deconsolidate those stations it leases to other broadcasting entities under time brokerage or local marketing agreements.

p.	Stock-Based Compensation Plans:
      At December 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share information).

	Year Ended December 31,

	2004	2003	2002

		(Unaudited)
Net income (loss), as reported	$13,235	$5,706	$(6,480)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	1	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,497)	(1,362)	(1,546)

Pro forma net income (loss)	$11,739	$4,344	$(8,026)

Pro forma income (loss) applicable to common shares	$11,739	$4,344	$(8,026)

Basic income (loss) per share:
As reported	$0.29	$0.12	$(0.15)
Pro forma	$0.26	$0.09	$(0.19)
Diluted income (loss) per share:
As reported	$0.29	$0.12	$(0.15)
Pro forma	$0.25	$0.09	$(0.19)

q.	Discontinued Operations:
     Disposal of Markets
      During 2004, the Company disposed of its Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), to the transactions, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the years ended December 31, 2004, 2003, and 2002 is as follows (in thousands):

	2004	2003	2002

Net revenue	$432	$7,417	$5,784
Depreciation and amortization	292	451	257
Allocated interest expense	111	298	99
(Loss) income before income taxes	(410)	1,356	761
     Assets held for sale
      Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS 144. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. At December 31, 2004, Regent had classified as assets held for sale fixed and

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
intangible assets related to the pending disposal of one radio station in Utica, New York (see Note 2) and land held for sale in Lancaster-Reading, Pennsylvania. The major categories of these assets are as follows (in thousands):

Assets Held for Sale

Land and improvements	$169
Building and improvements	78
Equipment	342
FCC licenses	25

614
Accumulated depreciation	(149)

$465

      The Company expects to complete the disposition of the Utica, New York radio station and Lancaster property during the second quarter of 2005.

r.	Business Segments
      The Company has 15 distinct operating segments. These segments meet the criteria for aggregation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”), and therefore the Company has aggregated these operating segments to create one reportable segment.

2.	Acquisitions and Dispositions
      The Company seeks to acquire radio stations that enable it to expand within its existing markets and enter into new mid-sized and small markets that fit into Regent’s operating strategy. Regent uses independent valuations to determine the fair values of significant assets acquired. The Company directly values identifiable tangible and intangible assets. Any remaining purchase price is allocated to goodwill. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements since their respective dates of acquisition or operation under time brokerage agreements.
     Pending Disposition
      In December 2004, Regent entered into an agreement to sell substantially all of the fixed and intangible assets of WRUN-AM in Utica, New York to WAMC, a not-for-profit public radio entity, for $275,000. The Company will treat the disposal of WRUN-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station has no independent revenue stream from its operations.
     2004 Acquisitions and Dispositions
      On January 28, 2004, Regent completed an exchange agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) whereby Regent exchanged four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market, which Regent acquired on February 25, 2003, and $2.7 million in cash, for five radio stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, Regent began providing programming and other services to the Evansville stations, and Clear Channel began providing the same such services to the Duluth stations. The cash portion of the purchase price was funded through borrowings under the Company’s credit facility. Based upon an independent third party appraisal of the purchase, Regent

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
allocated approximately $1.8 million of the purchase price to fixed assets, approximately $6.1 million to FCC licenses, and approximately $0.1 million to goodwill.
      On July 29, 2004, Regent completed an exchange agreement with Citadel Broadcasting Group (“Citadel”) and its wholly-owned subsidiary, Livingston County Broadcasters (“Livingston”), whereby Regent exchanged four stations (WXKC-FM, WRIE-AM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market, two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, plus total cash of approximately $3.7 million, for the fixed and intangible assets of three stations owned by Citadel (WBNQ-FM, WBWN-FM, and WJBC-AM) and the stock of Livingston, owner of two radio stations (WTRX-FM and WJEZ-FM), all of which serve the Bloomington, Illinois market. The final cash payment of $3.7 million was determined and finalized through a binding arbitration agreement between Regent and Citadel. Regent expects this transaction to qualify for like-kind exchange treatment under section 1031 of the Internal Revenue Code. Effective February 1, 2004, Regent began providing programming and other services to the Bloomington stations and Citadel began providing the same such services to the Erie and Lancaster-Reading stations under TBAs. The Company has recorded a pre-tax gain on the transaction of approximately $11.6 million based upon the fair value of the net assets received in excess of the carrying values of the assets exchanged plus the cash payment. Based upon independent third-party appraisals of the purchase, Regent has allocated approximately $2.6 million of the purchase price to fixed assets, approximately $31.6 million to FCC licenses, approximately $2.7 million to other intangible assets, and approximately $6.1 million to goodwill, which includes approximately $1.4 million of goodwill associated with deferred tax liabilities recorded due to the difference between the fair market value and tax basis of the assets and liabilities of Livingston. Approximately $1.4 million of goodwill recorded in this transaction is not deductible for tax purposes. The cash portion of the purchase price was funded through borrowings under the Company’s credit facility. The Company anticipates finalizing any additional goodwill and deferred taxes associated with the like-kind exchange during the first quarter of 2005.
      On November 15, 2004, Regent completed an acquisition of substantially all of the assets of KKPL-FM and KARS-FM, serving the Ft. Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.6 million in cash. The purchase was funded through borrowings under the Company’s credit facility, with the exception of approximately $0.4 million, which was placed in escrow in 2003. On February 1, 2003, the Company began providing programming and other services to KKPL-FM under a time brokerage agreement. Regent has allocated approximately $1.1 million of the purchase price to fixed assets, approximately $6.4 million to FCC licenses, and approximately $0.1 million to goodwill. The Company used a direct valuation method to value the FCC licenses. The fair market value of the fixed assets was obtained from a fixed asset inventory listing of the seller, which the Company believes approximated fair market value.
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net purchase price of these assets after all adjustments, and excluding related acquisition costs, was approximately $61.9 million, which Regent funded through borrowings under its credit facility. Acquisition related costs approximated $1.7 million, of which approximately $0.7 million were paid in 2002. The Company received a final independent appraisal for the purchase during the third quarter of 2003.
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
      On June 1, 2002, the Company acquired, through a subsidiary merger with The Frankenmuth Radio Co., Inc., WRCL-FM (formerly WZRZ-FM) serving the Flint, Michigan market, for 209,536 shares of Regent common stock, valued at approximately $1.4 million. The Company also purchased the land and broadcasting assets used by WRCL-FM from MTE Corporation, a related entity, for approximately $0.6 million in cash, net of $125,000 that the Company placed in escrow in 2001 to secure its obligations under these agreements. Prior to the closing, the Company provided programming and other services to the station under a time brokerage agreement, which began January 1, 2002. The Company allocated approximately $0.6 million of the total purchase price to fixed assets and approximately $1.4 million to FCC licenses. Additionally, the Company recorded approximately $0.5 million of goodwill and deferred taxes due to the difference between the fair market value and book value of the assets and liabilities acquired through the merger, the amount of which is not deductible for tax purposes. The cash portion of the purchase price was funded primarily through proceeds received from the Company’s April 2002 common stock offering.
      Also on June 1, 2002, the Company purchased the outstanding stock of Haith Broadcasting Corporation, owner of WFGR-FM serving the Grand Rapids, Michigan market for approximately $3.9 million. The purchase price was paid in cash, net of $250,000 that the Company placed in escrow in 2001 to secure its obligations under this agreement. In conjunction with the above stock purchase, on February 4, 2002, the Company purchased the option to buy WFGR-FM from Connoisseur Communications of Flint, L.L.P., paid by the issuance of 174,917 shares of Regent common stock, valued at approximately $1.0 million. Prior to the closing of the agreement, the Company provided programming and other services to the station under a time brokerage agreement, which began January 1, 2002. The Company allocated approximately $38,000 of the purchase price to fixed assets and approximately $4.9 million to FCC licenses. Additionally, the Company recorded approximately $1.4 million of goodwill and deferred taxes due to the difference between the fair market value and book value of the assets and liabilities acquired through the merger, the amount of which is not deductible for tax purpose. The cash portion of the purchase price was funded primarily through proceeds received from the Company’s April 2002 common stock offering.
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
      The Company accounted for all of its 2004, 2003 and 2002 acquisitions as business acquisitions, using the purchase method of accounting, consistent with guidance in EITF 98-3, “Determining Whether a Nonmone-

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
tary Transaction Involves Receipt of Productive Assets or of a Business” and SFAS No. 141, “Business Combinations.”
      The following unaudited pro forma data summarize the combined results of operations of Regent, together with the operations of the significant stations acquired in 2004 and 2003, as though those transactions had occurred on January 1, 2003 and January 1, 2004.

	Pro Forma
	(Unaudited)

	2004	2003

	(In thousands, except
	per share amounts)
Net broadcast revenues	$84,724	$80,837
Net income	$12,832	$5,825
Net income per common share:
Basic	$0.28	$0.13
Diluted	$0.28	$0.12
      The Company recorded 100% of revenues and station operating expenses for the Bloomington, Evansville and Ft. Collins stations during the period those stations were operated under time brokerage agreements. These unaudited pro forma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates, nor is it indicative of future results of operations.
3.     Long-Term Debt
      Long-term debt consists of the following as of December 31 (in thousands):

	2004	2003

Senior reducing term loan	$64,188	$65,000
Senior reducing revolving credit facility	12,000	2,500
Subordinated promissory note	330	390

	76,518	67,890
Less: current portion of long-term debt	(4,068)	(872)

	$72,450	$67,018

     Senior Reducing Revolving Credit Facility
      On June 30, 2003, the Company entered into a senior secured reducing credit agreement with a group of lenders that provided for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. Regent incurred approximately $2.0 million in financing costs related to the credit facility, which are being amortized over the life of the facility using the effective interest method. The credit facility is available for working capital and permitted acquisitions, including related acquisition costs. Effective December 15, 2004, the Company amended the credit facility to provide lower margins on outstanding borrowings and unused commitment amounts under the credit facility. Regent incurred approximately $0.1 million in financing costs related to the amendment, which are being amortized over the remaining life of the credit facility using the effective interest method. At December 31, 2004, the Company had borrowings under the credit facility of approximately $76.2 million, comprised of approximately $64.2 million of term loan borrowings and

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$12.0 million of revolver borrowings, and available borrowings of $73.0 million, subject to the terms and conditions of the facility. At December 31, 2003 the Company had borrowings under the credit facility of $67.5 million, comprised of a $65.0 million term loan and $2.5 million of revolver borrowings, and available borrowings of $82.5 million. The 2003 borrowings under the credit facility were used to pay off the outstanding indebtedness under the Company’s old credit facility and the financing costs related to the new credit facility.
      The term loan and revolver commitment reduce over six years beginning in 2004, as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment

2003	$85,000	$65,000
2004	85,000	64,188
2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	—	—
      The letter of credit subfacility reduces over a four- and one-half-year period beginning in 2006. The credit facility also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility, which matures not earlier than six months after the maturity date of the credit facility, and is also subject to mandatory reductions. Borrowings that are outstanding under the incremental loan facility after the original maturity date of the credit facility may have different or additional financial or other covenants, and may be priced differently than the original term and revolving loans. Under the terms of the December 15, 2004 amendment to the credit facility, the Company’s ability to borrow amounts under this incremental loan facility expires December 31, 2010.
      Under the amended credit facility, the Company is subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 1.5% depending upon the Company’s consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 2.50%, depending upon the Company’s consolidated leverage ratio. Borrowings under the credit facility bore interest at an average rate of 4.28% at December 31, 2004. Borrowings under the credit facility bore interest at an average rate of 3.15% at December 31, 2003. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit facility utilized. The Company’s indebtedness under the credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by those subsidiaries.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based upon our outstanding borrowings under the credit facility at December 31, 2004, and the balance of our subordinated promissory note, the payments detailed below would be required to maintain compliance with the maximum borrowings allowed under our credit facility over the next five years (in thousands):

2005	$4,068
2006	6,175
2007	9,912
2008	13,163
2009	15,600
Thereafter	27,600

$76,518

      Prior to the current credit facility, the Company had an agreement with a group of lenders that provided for a senior reducing revolving credit facility with a commitment of up to $125.0 million expiring in December 2006. On June 30, 2003, Regent used borrowings under the new credit facility to pay off the outstanding debt and accrued interest totaling approximately $73.1 million under the old credit facility. At June 30, 2003, the Company incurred approximately $1.0 million of interest expense to write-off unamortized deferred finance costs related to its old credit facility.

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
      Set forth below are consolidating financial statements for RCI, RBI and the Subsidiary Guarantors as of December 31, 2004 and 2003, and the years ended December 31, 2004, 2003 and 2002. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flow are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
(in thousands)
Year Ended December 31, 2004

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$—	$—	$84,187	$—	$84,187
Station operating expenses	—	—	55,524	—	55,524
Depreciation and amortization	86	—	5,723	—	5,809
Corporate general and administrative expenses	7,603	77	—	—	7,680
Loss on sale of assets	1	—	406	—	407
Equity (loss) in earnings of subsidiaries	5,354	12,919	—	(18,273)	—

Operating (loss) income	(2,336)	12,842	22,534	(18,273)	14,767
Interest expense	(36)	(3,563)	—	—	(3,599)
Other income (expense), net	8	(17)	(151)	—	(160)

(Loss) income from continuing operations before income taxes	(2,364)	9,262	22,383	(18,273)	11,008
Income tax benefit (expense)	981	(3,841)	(9,283)	7,578	(4,565)

(Loss) income from continuing operations	(1,383)	5,421	13,100	(10,695)	6,443
Discontinued operations, net of income taxes	7,040	(67)	(181)	—	6,792

Net income (loss)	$5,657	$5,354	$12,919	$(10,695)	$13,235

Condensed Consolidating Statements of Operations
(in thousands)
Year Ended December 31, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$—	$—	$73,161	$—	$73,161
Station operating expenses	—	—	51,228	—	51,228
Depreciation and amortization	109	—	3,702	—	3,811
Corporate general and administrative expenses	6,089	62	—	—	6,151
Loss on sale of assets	1	—	104	—	105
Equity (loss) in earnings of subsidiaries	4,595	11,550	—	(16,145)	—

Operating (loss) income	(1,604)	11,488	18,127	(16,145)	11,866
Interest expense	(36)	(3,337)	—	—	(3,373)
Other income (expense), net	13	(20)	(174)	—	(181)

(Loss) income from continuing operations before income taxes	(1,627)	8,131	17,953	(16,145)	8,312
Income tax benefit (expense)	672	(3,355)	(7,408)	6,661	(3,430)

(Loss) income from continuing operations	(955)	4,776	10,545	(9,484)	4,882
Discontinued operations, net of income taxes	—	(181)	1,005	—	824

Net (loss) income	$(955)	$4,595	$11,550	$(9,484)	$5,706

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Operations
(in thousands)
Year Ended December 31, 2002

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Net broadcast revenue	$—	$—	$64,606	$—	$64,606
Station operating expenses	—	—	44,370	—	44,370
Depreciation and amortization	109	—	2,994	—	3,103
Corporate general and administrative expenses	6,088	61	—	—	6,149
Impairment of goodwill	—	—	2,900	—	2,900
Gain on sale of long-lived assets	—	—	(442)	—	(442)
(Loss) equity in earnings of subsidiaries	(217)	1,893	—	(1,676)	—

Operating (loss) income	(6,414)	1,832	14,784	(1,676)	8,526
Interest expense	(36)	(2,073)	—	—	(2,109)
Other income (expense), net	13	(20)	(352)	—	(359)

(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(6,437)	(261)	14,432	(1,676)	6,058
Income tax (expense) benefit	(581)	106	(6,943)	538	(6,880)

(Loss) income from continuing operations before cumulative effect of accounting change	(7,018)	(155)	7,489	(1,138)	(822)
Discontinued operations, net of income taxes	—	(62)	542	—	480
Cumulative effect of accounting change, net of income taxes	—	—	(6,138)	—	(6,138)

Net (loss) income	$(7,018)	$(217)	$1,893	$(1,138)	$(6,480)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheets
(in thousands)
December 31, 2004

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

ASSETS
Current assets:
Cash and cash equivalents	$—	$1,246	$—	$—	$1,246
Accounts receivable, net	14	—	13,604	—	13,618
Other current assets	382	—	972	—	1,354

Total current assets	396	1,246	14,576	—	16,218
Intercompany receivable	—	—	69,938	(69,938)	—
Investment in subsidiaries	275,290	419,172	—	(694,462)	—
Property and equipment, net	388	—	36,556	—	36,944
Intangible assets, net	—	—	309,116	—	309,116
Goodwill, net	1,599	—	31,391	—	32,990
Other assets	14,377	1,528	44	(13,856)	2,093

Total assets	$292,050	$421,946	$461,621	$(778,256)	$397,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$330	$3,738	$—	$—	$4,068
Accounts payable and accrued expenses	2,403	521	4,633	—	7,557
Intercompany payable	—	69,938	—	(69,938)	—

Total current liabilities	2,733	74,197	4,633	(69,938)	11,625
Long-term debt, less current portion	—	72,450	—	—	72,450
Deferred taxes and other long-term liabilities	491	9	37,816	(13,856)	24,460

Total liabilities	3,224	146,656	42,449	(83,794)	108,535
Stockholders’ equity	288,826	275,290	419,172	(694,462)	288,826

Total liabilities and stockholders’ equity	$292,050	$421,946	$461,621	$(778,256)	$397,361

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
(in thousands)
Year Ended December 31, 2004

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:
Cash flows (used in) provided by operating activities	$(6,962)	$(3,723)	$28,894	$—	$18,209

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(14,203)	—	—	(14,203)
Capital expenditures	(87)	(3,756)	—	—	(3,843)
Net proceeds from sale of long-lived assets	—	—	30	—	30

Net cash (used in) provided by investing activities	(87)	(17,959)	30	—	(18,016)

Cash flows from financing activities:
Principal payments on long-term debt	(60)	(10,313)	—	—	(10,373)
Repayment of capital lease obligations	—	—	(165)	—	(165)
Long-term debt borrowings	—	19,000	—	—	19,000
Purchase of treasury shares	(8,996)	—	—	—	(8,996)
Payment of financing/issuance costs	—	(86)	—	—	(86)
Net transfers from/(to) subsidiaries	16,105	12,654	(28,759)	—	—

Net cash provided by (used in) financing activities	7,049	21,255	(28,924)	—	(620)

Decrease in cash and cash equivalents	—	(427)	—	—	(427)
Cash and cash equivalents at beginning of period	—	1,673	—	—	1,673

Cash and cash equivalents at end of period	$—	$1,246	$—	$—	$1,246

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statements of Cash Flows
(in thousands)
Year Ended December 31, 2003

			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total

Cash flows from operating activities:
Cash flows (used in) provided by operating activities	$(6,573)	$(5,077)	$25,628	$—	$13,978

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs	—	(63,322)	—	—	(63,322)
Capital expenditures	(32)	(5,001)	—	—	(5,033)
Net proceeds from sale of long-lived assets	—	—	29	—	29

Net cash (used in) provided by investing activities	(32)	(68,323)	29	—	(68,326)

Cash flows from financing activities:
Principal payments on long-term debt	(60)	(81,969)	—	—	(82,029)
Repayment of capital lease obligations	—	—	(154)	—	(154)
Long-term debt borrowings	—	138,500	—	—	138,500
Purchase of treasury shares	(992)	—	—	—	(992)
Payment of financing/issuance costs	—	(1,960)	—	—	(1,960)
Net transfers from/(to) subsidiaries	7,657	17,846	(25,503)	—	—

Net cash provided by (used in) financing activities	6,605	72,417	(25,657)	—	53,365

Decrease in cash and cash equivalents	—	(983)	—	—	(983)
Cash and cash equivalents at beginning of period	—	2,656	—	—	2,656

Cash and cash equivalents at end of period	$—	$1,673	$—	$—	$1,673

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
      The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2004 or 2003. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
      On February 2, 2004, the Company issued 13,580 shares of Regent common stock from treasury shares to four executive officers at an issue price of $7.00 per share as payment of a portion of 2003 bonuses awarded under the Company’s Senior Management Bonus Plan.
      On February 4, 2003, the Company issued 30,960 shares of Regent common stock from treasury shares to four executive officers at an issue price of $5.905 as payment of a portion of 2002 bonuses awarded under the Company’s Senior Management Bonus Plan.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 5, 2003, the Company issued 36,110 shares of Regent common stock to a director of the Company in a net cashless exercise of a stock option issued under the Regent Communications, Inc. Faircom Conversion Stock Option Plan. The cashless exercise was completed by the tendering of mature shares as payment for the option exercise.
      Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase shares of its common stock at certain market price levels. During 2004, Regent acquired 1,540,020 shares of its common stock for an aggregate purchase price of approximately $9.0 million, which exhausted all available capacity under the stock buyback program. During 2003 and 2002, Regent acquired 201,500 and 235,660 shares of its common stock for an aggregate purchase price of approximately $1.0 million and $1.1 million, respectively. In December 2004, the Company completed an amendment of its credit facility that adjusted the pricing on its margins to reflect the favorable bank market and also increased the amount of Regent stock the Company is able to buy back, subject to certain conditions, by $40 million. Regent’s Board of Directors has approved repurchases under the stock buyback program of up to $20 million.
      During 2004, 2003, and 2002, Regent reissued 110,679, 119,441, and 55,277 shares, respectively, of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) Profit Sharing Plan and to employees enrolled in the Company’s Employee Stock Purchase Plan.
      At December 31, 2004 there were warrants outstanding entitling the holders to purchase a total of 790,000 shares of Regent’s common stock at $5.00 per share. These warrants were previously issued in 1998 in connection with the Series A, B, and F convertible preferred stock and expire ten years from the date of grant.

6.	Stock-Based Compensation Plans

1998 Management Stock Option Plan
      The Regent Communications, Inc. 1998 Management Stock Option Plan, as amended (the “1998 Stock Option Plan”) provides for the issuance of up to an aggregate of 4,500,000 common shares in connection with the issuance of incentive stock options (“ISO’s”) and non-qualified stock options (“NQSO’s”). The Compensation Committee of the Company’s Board of Directors determines eligibility. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date and in the case of ISO’s granted to a 10% owner (as defined), the exercise price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 1998 Stock Option Plan, the options expire no later than ten years from the date of grant in the case of ISO’s (five years in the case of ISO’s granted to a 10% owner), no later than ten years and one day in the case of NQSO’s, or earlier in either case in the event a participant ceases to be an employee of the Company. The ISO’s vest ratably over a five-year period and the NQSO’s vest ratably over periods ranging from three to ten years.

Faircom Conversion Stock Option Plan
      On June 15, 1998, the Company acquired, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. Upon consummation of the Faircom merger, the Board of Directors of the Company adopted the Regent Communications, Inc. Faircom Conversion Stock Option Plan (“Conversion Stock Option Plan”) which applied to those individuals previously participating in the Faircom Inc. Stock Option Plan (“Faircom Plan”). In exchange for relinquishing their options under the Faircom Plan, five former officers and members of Faircom’s Board of Directors were given, in total, the right to acquire 274,045 shares of the Company’s common stock at exercise prices ranging from $0.89 to $3.73 per share and expiring from May 11, 1999 to July 1, 2002 (the “Converted Options”). Certain options granted to a director under the Conversion Stock Option Plan were extended until July 1, 2003 due to certain lock-up provisions

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to the Company’s public sale of common stock in April 2002. There were no options remaining under the Conversion Stock Option Plan at December 31, 2004 or December 31, 2003.

2001 Directors’ Stock Option Plan
      The Regent Communications, Inc. 2001 Directors’ Stock Option Plan (the “2001 Directors’ Option Plan”) provides for the issuance of up to an aggregate of 500,000 common shares in connection with the issuance of NQSO’s. Grants in the amount of 10,000 shares are awarded initially to each new outside Director at the date of his first attendance at a meeting of the Board of Directors, and thereafter, on or about the date of the annual meeting of the Board of Directors, each outside Director will be automatically granted a further option to purchase 5,000 shares. The exercise price of the options is to be equal to the fair market value of the underlying common stock at the date of grant. Under the terms of the 2001 Directors’ Option Plan, the options are exercisable six months from the date of grant and expire ten years from the date of grant.

Employee Stock Purchase Plan
      In December 2001, the Company adopted the Regent Communications, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. Under the Stock Purchase Plan, participating employees may purchase shares of the Company’s common stock at a price per share that is 90% of the lesser of the fair market value as of the beginning or the end of the quarterly offering period. Prior to January 1, 2003, the offering period was on a semi-annual basis. Under the terms of the Stock Purchase Plan, eligible employees may elect each offering period to have between 1% and 10% of their compensation withheld through payroll deductions. A total of approximately 42,000, 50,000, and 12,000 shares of common stock have been issued under the Stock Purchase Plan for the 2004, 2003, and 2002 offering periods, respectively.

Stock-based Compensation
      The Company applies the provisions of APB 25 in accounting for the 1998 Stock Option Plan, the 2001 Directors’ Option Plan, and the Stock Purchase Plan. Under APB 25, no compensation expense is recognized for options granted to employees or Directors at exercise prices that are equal to or greater than the fair market value of the underlying common stock at the grant date, or for purchases of common stock under the Stock Purchase Plan. SFAS 123 requires the Company to provide, beginning with 1995 grants, pro forma information for net income (loss) and net income (loss) per common share as if compensation costs for the Company’s stock-based compensation plans had been determined in accordance with the fair value based method prescribed in SFAS 123. Such pro forma information is included in Footnote 1.
      The weighted average fair value per share for options granted under the 1998 Stock Option Plan and 2001 Directors’ Option Plan was $3.51, $3.17, and $3.60 for ISO’s in 2004, 2003 and 2002, respectively, and $3.52, $3.17, and $3.57 for NQSO’s in 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004		2003		2002

	ISO’s	NQSO’s	ISO’s	NQSO’s	ISO’s	NQSO’s

Dividends	None	None	None	None	None	None
Volatility	61.0%	61.0%	60.3%	60.4%	53.5%	53.5%
Risk-free interest rate	3.38%	3.42%	3.16%	3.10%	4.70%	4.68%
Expected Term	5 years	5 years	5 years	5 years	5 years	5 years
      The weighted average fair value per share for common stock issued under the Stock Purchase Plan was $3.40, $3.04 and $1.61 for the 2004, 2003, and 2002 years, respectively. The fair value of each issuance is

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002

Dividends	None	None	None
Volatility	59.0%	59.4%	53.5%
Risk-free interest rate	3.41%	2.80%	1.66%
Expected Term	5 years	5 years	5 years
      Presented below is a summary of the status of outstanding Company stock options issued to employees and Directors:

		Weighted Average
	Shares	Exercise Price

Company options held by employees and Directors:
At December 31, 2001	2,609,685	$5.77
Granted	522,000	$6.95
Exercised	(16,074)	$1.86
Forfeited/expired	(32,750)	$7.51

Company options held by employees and Directors:
At December 31, 2002	3,082,861	$5.97
Granted	560,750	$5.88
Exercised	(135,195)	$3.73
Forfeited/expired	(24,500)	$6.37

Company options held by employees and Directors:
At December 31, 2003	3,483,916	$6.04
Granted	516,623	$6.43
Exercised	—	—
Forfeited/expired	(125,750)	$6.96

Company options held by employees and Directors:
At December 31, 2004	3,874,789	$6.07

      The following table summarizes the status of Company options outstanding and exercisable at December 31, 2004 under the 1998 Stock Option Plan and the 2001 Directors’ Option Plan:

	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining
		Contractual	Weighted Average		Weighted Average
Exercise Price	Shares	Life (Years)	Exercise Price	Shares	Exercise Price

$6.13 – $7.83	1,758,373	7.3	$7.09	789,850	$7.36
$5.00 – $6.00	2,116,416	4.7	$5.21	1,568,316	$5.07

	3,874,789			2,358,166

      There were options exercisable into common stock of 2,358,166, 2,064,966, and 1,764,411 shares at weighted average exercise prices of $5.84, $5.74, and $5.40 per share at December 31, 2004, 2003, and 2002, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 3,684,789 shares of the Company’s common stock. Stock options granted under the 2001 Directors’ Option Plan entitle the holders to purchase 190,000 shares of the Company’s common stock.

7.	Earnings Per Share
      Statement of Financial Accounting Standards No. 128 (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At December 31, 2004 and 2003, the effects of the assumed exercise of 2,116,416 and 2,135,666 outstanding stock options, respectively were included in the calculation of diluted net income per share. The effects of the assumed exercise of 790,000 warrants to purchase shares of common stock were included in the calculation of diluted net income per share for both the 2004 and 2003 year. The effects of the assumed exercise of 1,774,361 outstanding options and 790,000 warrants to purchase shares of common stock are excluded from the calculations of diluted net loss per share at December 31, 2002, as their effect was anti-dilutive. Common stock options that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the years ended December 31, 2004, 2003, and 2002 were 1,758,373, 1,348,250, and 1,308,500, respectively.
      The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands except per share data):

	Year Ended December 31,

	2004	2003	2002

Net income (loss) from continuing operations before cumulative effect of accounting change	$6,443	$4,882	$(822)
Income from discontinued operations, net of applicable income taxes of $4,422, $532, and $281, respectively	6,792	824	480
Cumulative effect of accounting change, net of applicable income taxes of $3,762	—	—	(6,138)

Net income (loss)	$13,235	$5,706	$(6,480)

Weighted average basic common shares	45,780	46,515	43,177
Dilutive effect of stock options and warrants	384	322	—

Weighted average diluted common shares	46,164	46,837	43,177
Net income (loss) per common share:
Basic and diluted:
Net income (loss) from continuing operations before cumulative effect of accounting change	$0.14	$0.10	$(0.02)
Discontinued operations	0.15	0.02	0.01
Cumulative effect of accounting change	—	—	(0.14)

Net income (loss)	$0.29	$0.12	$(0.15)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets
      On January 1, 2002, the Company adopted the provisions of SFAS 142, which requires that a Company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. Consistent with the application provisions of SFAS 142, the Company applied a fair value approach to test impairment of both indefinite-lived intangible assets and goodwill at the reporting unit level, which for the Company is on a market-by-market basis. Based on the results of this evaluation, during the first quarter of 2002, the Company recorded impairment charges against indefinite-lived intangibles of approximately $3.9 million, net of income taxes of approximately $2.4 million, and against goodwill of approximately $2.2 million, net of income taxes of approximately $1.4 million. Regent reflected this charge as a cumulative effect of accounting change in Regent’s Consolidated Statements of Operations. In estimating future cash flows, the Company considered the impact of the economic slow down in the radio industry at the end of 2001. Those conditions, combined with the change in methodology for testing for impairment required under SFAS 142, which utilizes discounted cash flow projections, adversely impacted the cash flow projections used to determine the fair value of the FCC licenses, as well as each reporting unit. No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows.
      During the fourth quarters of 2004 and 2003, Regent performed its annual review of goodwill for impairment and determined that it was not necessary to record any impairment charges for the 2004 and 2003 years. While performing its annual impairment of goodwill during the fourth quarter of 2002, and based on the Company’s methodology of comparing discounted cash flow projections for a reporting unit to the unit’s carrying value, it was determined that the carrying amount of goodwill relating to the Peoria market exceeded the fair value by $2.9 million. This amount was charged to operations in the fourth quarter of 2002 and was included in the Consolidated Statements of Operations as an impairment of goodwill.

Definite-lived Intangible Assets
      The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements, pre-sold advertising contracts, and employment and sports rights agreements. Pre-sold advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement. Non-compete, employment and sports right agreements are amortized over the life of the agreement. In accordance with the transition requirements of SFAS 142, the Company reassessed the useful lives of these intangibles and made no changes to their useful lives. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at December 31, 2004 and 2003 (in thousands):

	December 31, 2004		December 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-compete agreements	$1,426	$685	$762	$458
Pre-sold advertising contracts	969	969	—	—
Sports right and employment agreements	944	167	—	—

Total	$3,339	$1,821	$762	$458

      The aggregate amortization expense related to the Company’s definite-lived intangible assets for the years ended December 31, 2004, 2003 and 2002, was approximately $1,448,000, $146,000, and $120,000, respectively. The estimated annual amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, is approximately $741,000, $418,000, $152,000, $146,000, and $61,000, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite-lived Intangible Assets
      The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at December 31, 2004 and 2003 (in thousands):

	December 31,	December 31,
	2004	2003

FCC licenses	$307,598	$293,369

Total	$307,598	$293,369

      The change in FCC licenses is due to the acquisition and disposition of radio stations in 2004.

Goodwill
      The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 (in thousands):

Goodwill

Balance as of December 31, 2002	$24,200
Adjustments	(110)
Acquisition related goodwill	1,559

Balance as of December 31, 2003	25,649
Adjustments	(582)
Disposition related goodwill	(1,013)
Acquisition related goodwill	8,936

Balance as of December 31, 2004	$32,990

      The adjustments in 2004 and 2003 primarily relate to liabilities established at the acquisition date that were never realized and were subsequently recorded as a reduction to goodwill. Approximately $10.9 million of the Company’s recorded goodwill amount is not deductible for income tax purposes.

9.	Income Taxes
      The Company’s income tax expense for continuing operations consists of the following for the years ended December 31 (in thousands):

	2004	2003	2002

Current federal	$—	$—	$(46)
Current state	298	102	93

Total current	298	102	47

Deferred federal	4,156	3,299	2,189
Deferred state	789	483	239

Total deferred	4,945	3,782	2,428

Valuation allowance	(678)	(454)	4,405

Net income tax expense	$4,565	$3,430	$6,880

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, the Company recorded an income tax benefit of approximately $3.8 million as a component of the cumulative effect of accounting change as of January 1, 2002. The Company has allocated income tax expense of approximately $4.4 million, $0.5 million, and $0.3 million to discontinued operations for the 2004, 2003, and 2002 years, respectively.
      The components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$16,404	$16,209
Miscellaneous accruals and credits	272	346
Accounts receivable reserve	321	330

Total deferred tax assets	16,997	16,885

Valuation allowance	(3,273)	(3,951)

Net deferred tax assets	13,724	12,934

Deferred tax liabilities:
Property and equipment	(1,818)	(1,241)
Intangible assets	(35,401)	(25,524)

Total deferred tax liabilities	(37,219)	(26,765)

Net deferred tax liabilities	$(23,495)	$(13,831)

      The Company has cumulative federal and state tax loss carryforwards of approximately $64.4 million at December 31, 2004. These loss carryforwards will expire in years 2005 through 2024. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. The Company recorded a valuation allowance in 2004 for state net operating losses that were generated in 2004 and are scheduled to expire prior to 2017. Additionally, the valuation allowance against net operating losses that expired during 2004 was released.
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The difference between the Company’s effective tax rate on income (loss) before income taxes and the federal statutory tax rate arise from the following:

	2004	2003	2002

Federal tax expense at statutory rate	34.0%	34.0%	34.0%
Amortization of intangibles and other non-deductible expenses	0.7	0.5	0.5
Increase (decrease) of valuation allowance	(6.2)	(5.5)	72.7
Expiration of net operating losses	3.4	7.6	3.9
State tax, net of federal tax benefit	9.0	6.6	5.4
Other	0.6	(1.9)	(2.9)

Effective tax rate	41.5%	41.3%	113.6%

10.	Derivative Financial Instruments
      Under the terms of its credit facility, the Company was required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, the Company entered into a LIBOR-based forward interest rate swap agreement, which effectively converted $32.5 million of its variable-rate debt under the credit facility at that date to a fixed rate. The swap agreement became effective on June 30, 2004 and expires June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69%, which Regent set in August 2003 based on the market for a financial instrument of this type at that date. The Company has classified the swap agreement as a cash-flow hedge, in which the Company is hedging the variability of cash flows related to its variable-rate debt. The unrealized loss related to the interest rate swap agreement was $0.1 million and $0.2 million at December 31, 2004 and 2003, respectively, net of $0.1 million of income taxes for both years, based on information received from the counterparty to the agreement. This loss has been recorded as a component of accumulated other comprehensive loss. The Company determined that there was no ineffectiveness in the hedge agreement at the date of inception, at December 31, 2004 or December 31, 2003.

11.	Savings Plans

Regent Communications, Inc. 401(k) Profit Sharing Plan
      The Company sponsors a defined contribution plan covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan. The Company matches participant contributions in the form of employer stock. The matching formula is 50 cents for every dollar contributed up to the first 6% of compensation. Company-matched contributions vest to the employees over a three-year period after one year of service. Contribution expense was approximately $441,000, $371,000 and $273,000 in 2004, 2003, and 2002, respectively.

Regent Communications, Inc. Deferred Compensation Plan
      On October 1, 2002, the Company implemented the Regent Communications, Inc. Deferred Compensation Plan as a vehicle for highly compensated employees to defer compensation that they could not otherwise defer due to the limitations applicable to the Regent Communications, Inc. 401(k) Profit Sharing Plan and to provide an opportunity to share in matching contributions on a portion of such deferrals. The Board of Directors determines the Company’s matching cash contribution, if any, within 60 days after the end of the calendar year for which deferrals were made. For the 2004 and 2003 plan years, the matching contribution was 100% of the first 1% of deferrals contributed by participants, and contribution expense was approximately

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$24,000 and $25,000, respectively. For the short plan year period of October 1 through December 31, 2002, the matching contribution was 100% of the first 4% of deferrals contributed by participants. Contribution expense was approximately $5,000 for the year ended December 31, 2002. Participants are immediately vested in all of their deferral contributions. Matching contributions vest after attainment of age 65, termination of employment due to disability, a change in control of the Company, or if sooner, based on a vesting schedule of 33.3% after one year of service, 66.6% after two years of service, and 100% after three years of service.

12.	Other Financial Information

Property and Equipment:
      Property and equipment consists of the following as of December 31 (in thousands):

	2004	2003

Equipment	$37,392	$37,791
Furniture and fixtures	2,361	1,989
Building and improvements	13,416	9,145
Land and improvements	4,415	4,424

	57,584	53,349
Less accumulated depreciation	(20,640)	(18,214)

Net property and equipment	$36,944	$35,135

      Depreciation expense was approximately $4.4 million, $3.7 million, and $3.0 million for the years ended December 31, 2004, 2003 and 2002.

Other Current Liabilities:
      Other current liabilities consist of the following as of December 31 (in thousands):

	2004	2003

Accrued interest	$141	$184
Accrued professional fees	401	103
Accrued non-compete payments	100	200
Deferred revenue	393	266
Accrued state and local taxes	177	18
Acquisition related accruals	211	445
Accrued other	2,287	2,102

	$3,710	$3,318

13.	Commitments and Contingencies
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
      As previously reported, Regent Communications, Inc. and certain of its officers were named as defendants in a class action lawsuit relating to our initial public offering, which proceeding remains pending in

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the United States district court for the Southern District of New York. The suit against Regent is a related proceeding to the In re Initial Public Offering Securities Litigation brought by various plaintiffs in connection with various initial public offerings conducted during the applicable statute of limitations time periods. The Regent officers who were initially named as defendants were previously dismissed from the proceeding and were not required to pay any amounts to the plaintiffs.
      Regent subsequently entered into a global settlement of the various claims asserted against the issuers and their directors and officers in this litigation. Pursuant to the terms of the global settlement, Regent and the other participating issuers and their respective directors and officers were released from all claims and were not required to pay any amounts to the plaintiffs. In consideration for such release, Regent and the other participating issuers assigned their potential claims against the underwriters for such public offerings to a litigation trust and the issuers’ insurers collectively agreed to guarantee to the plaintiffs an aggregate recovery of at least $1 billion relating to such assigned claims. Accordingly, our participation in this litigation has ended and we expect no possible loss associated with such litigation.
      The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options, escalating rent provisions, and/or cost of living adjustments. Total rental expenses were approximately $1.9 million, $2.0 million, and $1.9 million in 2004, 2003, and 2002, respectively.
      At December 31, 2004, the total minimum annual rental commitments under non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2005	$1,253	$125
2006	1,199	66
2007	1,124	28
2008	1,021	13
2009	539	1
Thereafter	2,376	4

Total minimum payments	$7,512	237

Amount representing interest		9

Present value of net minimum lease payments		$228

      The Company classifies the current portion of capital leases in other current liabilities and the long-term portion in other long-term liabilities. The cost and accumulated depreciation associated with assets under capital leases is considered insignificant.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14.     Quarterly Financial Information (Unaudited):
      All adjustments necessary for a fair statement of income for each period have been included (in thousands, except per share amounts):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31	Year

2004(3)
Net broadcast revenues:
Amount reported in previously issued Form 10-Q	$17,826	$22,227	$22,454	$22,112
Amount reclassified to discontinued operations	432	—	—	—

Net broadcast revenues	$17,394	$22,227	$22,454	$22,112	$84,187

Operating income:
Amount reported in previously issued Form 10-Q	$1,399	$4,720	$5,348	$3,095
Amount reclassified to discontinued operations	(105)	(100)	—	—

Operating income	$1,504	$4,820	$5,348	$3,095	$14,767

Income from continuing operations:
Amount reported in previously
issued Form 10-Q	$350	$2,370	$2,496	$1,043
Amount reclassified to discontinued operations	(94)	(90)	—	—

Income from continuing operations	$444	$2,460	$2,496	$1,043	$6,443

NET INCOME	$319	$2,335	$8,060	$2,521	$13,235
BASIC AND DILUTED NET INCOME PER COMMON SHARE(1)(2)
Net income per common share	$0.01	$0.05	$0.18	$0.06	$0.29

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31	Year

2003(3)
Net broadcast revenues:
Amount reported in previously issued Form 10-Q	$16,733	$21,453	$21,353	$21,039
Amount reclassified to discontinued operations	1,808	2,031	1,784	1,794

Net broadcast revenues	$14,925	$19,422	$19,569	$19,245	$73,161

Operating income:
Amount reported in previously issued Form 10-Q	$748	$4,635	$4,474	$3,680
Amount reclassified to discontinued operations	(29)	762	581	357

Operating income	$777	$3,873	$3,893	$3,323	$11,866

Income from continuing operations:
Amount reported in previously issued Form 10-Q	$110	$1,924	$2,137	$1,535
Amount reclassified to discontinued operations	(70)	416	316	162

Income from continuing operations	$180	$1,508	$1,821	$1,373	$4,882

NET INCOME	$110	$1,924	$2,137	$1,535	$5,706
BASIC AND DILUTED NET INCOME PER COMMON SHARE(1)(2)
Net income per common share	$0.00	$0.04	$0.05	$0.03	$0.12

(1)	The sum of the quarterly net income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter.

(2)	Despite net income for all four quarters in 2004 and 2003, net income per common share was the same for both the basic and diluted calculation.

(3)	The first and second quarters of 2004 and all four quarters of 2003 have been restated for comparative purposes to remove the effect of discontinued operations.
15.     Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, as revised, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is applicable to share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Formerly, under the provisions of SFAS 123, companies were permitted to follow the recognition and measurement principles of APB 25 and provide additional footnote disclosures of what net income or loss would have been had the

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company followed the fair-value-based provisions contained in SFAS 123. SFAS 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions for stock options that have future vesting provisions or as newly granted beginning on the grant date of such options. The Company will be required to implement SFAS 123R in interim periods beginning after July 1, 2005. If the Company had followed the provisions of SFAS 123R for the years ended December 31, 2004, 2003, and 2002, net income (loss) and basic and diluted income (loss) per common share would have approximated the proforma the amounts disclosed in Footnote 1, Stock-Based Compensation Plans for those years. Regent is currently evaluating all of the provisions of SFAS 123R and its expected effect on the Company including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model, and determining a transition method.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions,” by replacing the exception for non-monetary exchanges of similar productive assets from fair value measurement with a general exception for exchanges of non-monetary assets that do not have commercial substance. Commercial substance is defined as causing a significant change in an entity’s future cash flows as a result of the exchange. Non-monetary exchanges of assets that do not have commercial substance shall be measured based on the recorded amounts of the non-monetary assets relinquished instead of the fair values of the exchanged assets. The statement is effective for fiscal periods beginning on or after June 15, 2005, but allows early adoption for non-monetary asset exchanges occurring in fiscal periods beginning after the date the Statement was issued. The Company will adopt SFAS 153 as required in the third quarter of 2005 and does not believe the adoption will materially impact the Company’s financial position, cash flows, or results of operations.

REGENT COMMUNICATIONS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged to		Charged to			Balance at
	Beginning	Costs and		Other			the End
	of Period	Expenses		Accounts	Deductions(1)		of Period

Allowance for doubtful accounts:
Years ended December 31,
2004(7)	$868	536		—	560		$844
2003	$854	908		—	894		$868
2002	$719	819		—	684		$854

Deferred tax asset valuation allowance:
Years ended December 31,
2004	$3,951	32	(2)	—	710	(3)	$3,273
2003	$4,405	177	(4)	—	631	(5)	$3,951
2002	$—	4,405	(6)	—	—		$4,405

(1)	Represents accounts written off to the reserve.

(2)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2004 and scheduled to expire prior to 2017.

(3)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2004.

(4)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2003 and scheduled to expire prior to 2017.

(5)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired in 2003.

(6)	See Note 9 in the Notes to Consolidated Financial Statements.

(7)	Includes approximately $75 related to the disposition of the Duluth, Minnesota and Erie and Lancaster-Reading, Pennsylvania markets.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      On March 14, 2005, Regent Communications, Inc. (the “Company”) informed PricewaterhouseCoopers LLP (“PwC”) that it had been dismissed on March 11, 2005 as the Company’s independent registered public accounting firm, subject to completion of its procedures regarding the Company’s consolidated financial statements as of and for the year ended December 31, 2004. Such 2004 financial statements are included within this Form 10-K. The Company’s Audit Committee approved the dismissal of PwC at its meeting on March 11, 2005.
      The reports of PwC on the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003 included in this Form 10-K do not contain any adverse opinion or disclaimer of opinion, nor are they qualified or modified as to uncertainty, audit scope, or accounting principle.
      During the years ended December 31, 2004 and 2003 and through March 15, 2005 there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference thereto in its reports on the Company’s consolidated financial statements for such years.
      During the years ended December 31, 2004 and 2003, and through March 15, 2005, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).
      The Company has requested that PwC furnish it with a letter addressed to the United States Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated March 16, 2005, is filed as Exhibit 16 to this Form 10-K.

Item 9A.	Controls and Procedures.
      The Company maintains disclosure controls and procedures that are designed to ensure That information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15e. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the desired control objectives, and the Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.
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
      There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information.
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Section 16 (a) Beneficial Ownership Reporting Compliance,” “Election of Directors” and “Executive Officers,” to be filed in March 2005 in connection with the 2005 Annual Meeting of Stockholders presently scheduled to be held on May 11, 2005.

Item 11.	Executive Compensation.
      The information required by this Item 11 are hereby incorporated by reference from our definitive Proxy Statement to be filed in March 2005 in connection with the 2005 Annual Meeting of Stockholders, presently scheduled to be held on May 11, 2005, and specifically from the portions thereof captioned “Executive Compensation” and “Stock Performance Graph,” except that the information required by Items 402(k) and (l) of Regulation S-K which appear within such caption under the sub-heading “Compensation Committee Report” are specifically not incorporated by reference into this Form 10-K or into any other filing by Regent under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Except for the information required by Item 201(d) of Regulation S-K, which is included below, the information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management,” to be filed in March 2005, in connection with the 2005 Annual Meeting of Stockholders, presently scheduled to be held on May 11, 2005.

Number of securities
remaining available
	Number of securities	Weighted average	for issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,912,306	$6.06	1,686,112
Equity compensation plans not approved by security holders	—	—	—

Total	3,912,306	$6.06	1,686,112

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Certain Relationships and Related Transactions,” to be filed in March 2005 in connection with the 2004 Annual Meeting of Stockholders, presently scheduled to be held on May 11, 2005.

Item 14.	Principal Accountant Fees and Services.
      The information required by this Item 14 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Independent Registered Public Accounting Firm,” to be filed in March 2005 in connection with the 2005 Annual Meeting of Stockholders, presently scheduled to be held on May 11, 2005.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
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
Date: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry S. Jacobs Terry S. Jacobs	Chairman of the Board, Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	March 15, 2005

/s/ William L. Stakelin William L. Stakelin	President, Chief Operating Officer, Secretary and Director	March 15, 2005

/s/ Anthony A. Vasconcellos Anthony A. Vasconcellos	Senior Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 15, 2005

/s/ Hendrik J. Hartong, Jr. Hendrik J. Hartong, Jr.	Director	March 15, 2005

/s/ William H. Ingram William H. Ingram	Director	March 15, 2005

/s/ Timothy M. Mooney Timothy M. Mooney	Director	March 15, 2005

/s/ Richard H. Patterson Richard H. Patterson	Director	March 15, 2005

/s/ William P. Sutter, Jr. William P. Sutter, Jr.	Director	March 15, 2005

/s/ John H. Wyant John H. Wyant	Director	March 15, 2005

EXHIBIT INDEX
      The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

Exhibit
Number	Exhibit Description

2(a)*	Asset Purchase Agreement made by and among Regent Communications, Inc. and Brill Media Company L.L.C. and certain of its subsidiaries dated August 22, 2002 (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K dated March 11, 2003 and incorporated herein by this reference)
3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)
3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)
3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)
3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)
3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)
3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

Exhibit
Number	Exhibit Description

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to the Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference)
3(j)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)
4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)
4(b)	Amendment and Consent under Credit Agreement dated as of December 15, 2004 among Regent Broadcasting, Inc., the financial institutions from time to time party to the Credit Agreement as lenders thereunder, Fleet National Bank, as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank., as co-documentation agents for the Lenders
4(c)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)
4(d)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)
10(a)*#	Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through May 17, 2001 and restated as of October 24, 2002 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)
10(b)#	Grant of Incentive Stock Option under the Regent Communications, Inc. 1998 Management Stock Option Plan, as amended
10(c)*#	Regent Communications, Inc. 2001 Directors’ Stock Option Plan dated May 17, 2001 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)
10(d)#	Grant of Stock Option under the Regent Communications, Inc. 2001 Directors’ Stock Option Plan
10(e)*#	Regent Communications, Inc. Employee Stock Purchase Plan, as amended on October 24, 2002 and effective January 1, 2003 (previously filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)
10(f)*#	Regent Communications, Inc. Deferred Compensation Plan dated July 25, 2002 and effective October 1, 2002 (previously filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)
10(g)*#	Employment Agreement between Regent Communications, Inc. and Terry S. Jacobs (previously filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)
10(h)*#	Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10(f) to the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)
10(i)*#	Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos (previously filed as Exhibit 10(g) to the Registrant’s Form 10-K for the year ended December 31, 2003 and incorporated herein by this reference)
10(j)#	Schedule of Director Compensation

Exhibit
Number	Exhibit Description

10(k)*	Stock Purchase Agreement dated June 15, 1998 among Regent Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)
10(l)*	Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)
10(m)*	Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 1 below) (previously filed as Exhibit 4(f) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)
10(n)*	Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H convertible preferred stock (See Note 2 below) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(aa) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)
10(o)*	Stock Purchase Agreement dated June 21, 1999, among Regent Communications, Inc., WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 4(bb) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)
10(p)*	Stock Purchase Agreement dated as of August 31, 1999 among Regent Communications, Inc., The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. relating to the purchase of 109,091 and 72,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(ee) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
10(q)*	First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., as trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(gg) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

Exhibit
Number	Exhibit Description

10(r)*	Second Amendment to Registration Rights Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and The Prudential Insurance Company of America (previously filed as Exhibit 4(hh) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)
10(s)*	Third Amended and Restated Stockholders’ Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, Joel M. Fairman, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and the Prudential Insurance Company of America (previously filed as Exhibit 4(ii) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)
10(t)*	Stock Purchase Agreement dated as of November 24, 1999, between Regent Communications, Inc. and Blue Chip Capital Fund III Limited Partnership (see Note 3 below) (previously filed as Exhibit (jj) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement filed December 29, 1999 and incorporated herein by this reference)
10(u)*	Third Amendment to Registration Rights Agreement, dated August 28, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by this reference)
10(v)*	Fourth Amendment to Registration Rights Agreement, dated as of November 26, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(t) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)
10(w)*	Registration Rights Agreement dated as of January 7, 2002, between Regent Communications, Inc. and ComCorp of Lafayette, Inc. (previously filed as Exhibit 10(u) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)
10(x)*	Registration Rights Agreement dated as of January 7, 2002 between Regent Communications, Inc. and Abbeville Broadcasting Service, Inc. (previously filed as Exhibit 10(v) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)
16	Letter regarding change in Independent Registered Public Accounting Firm
21	Subsidiaries of Registrant
23	Consent of Independent Registered Public Accounting Firm
31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32(a)	Chief Executive Officer Section 1350 Certification
32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

#	Constitutes a management contract or compensatory plan or arrangement.

Notes:

1. Six substantially identical warrants for the purchase of shares of Registrant’s common stock were initially issued, of which the following remain outstanding:

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