Form 10-Q
period 2005-03-31
REGENT COMMUNICATIONS INC
filed 2005-05-09
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Common Stock, $.01 par value – 45,223,565 shares outstanding as of May 2, 2005

REGENT COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2005	2004
Broadcast revenues, net of agency commissions	$18,621	$17,394

Station operating expenses	13,717	12,973
Depreciation and amortization	1,397	1,049
Corporate general and administrative expenses	2,016	1,863
(Gain) loss on sale of long-lived assets	(6)	5

Operating income	1,497	1,504

Interest expense	(1,055)	(737)
Other income (expense), net	1	(40)

Income from continuing operations before income taxes	443	727
Income tax expense	(53)	(283)

Income from continuing operations	390	444
Loss on discontinued operations, net of income tax benefit	(4)	(125)

Net income	$386	$319

Basic and diluted income per common share:
Net income from continuing operations	$0.01	$0.01
Net loss from discontinued operations	0.00	0.00

Net income	$0.01	$0.01

Weighted average number of common shares:
Basic	45,154	46,555
Diluted	45,247	47,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,686	$1,246
Accounts receivable, net of allowance of $878 and $844 at March 31, 2005 and December 31, 2004, respectively	12,034	13,618
Assets held for sale	297	465
Other current assets	1,187	889

Total current assets	15,204	16,218

Property and equipment, net	36,716	36,944
Intangible assets, net	308,923	309,116
Goodwill	34,263	32,990
Other assets	1,776	2,093

Total assets	$396,882	$397,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,540	$4,068
Accounts payable	1,849	1,772
Accrued compensation	1,376	2,075
Other current liabilities	3,393	3,710

Total current liabilities	11,158	11,625

Long-term debt, less current portion	70,150	72,450
Other long-term liabilities	830	965
Deferred taxes	24,979	23,495

Total liabilities	107,117	108,535

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,083,492 shares issued at March 31, 2005 and December 31, 2004	481	481
Treasury stock, 2,884,826 and 2,958,466 shares, at cost at March 31, 2005 and December 31, 2004, respectively	(15,533)	(15,994)
Additional paid-in capital	347,899	347,990
Accumulated other comprehensive income (loss)	39	(144)
Accumulated deficit	(43,121)	(43,507)

Total stockholders’ equity	289,765	288,826

Total liabilities and stockholders’ equity	$396,882	$397,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$386	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,397	1,148
Deferred income tax expense	49	188
Non-cash compensation expense	199	196
Other, net	180	344
Changes in operating assets and liabilities, net of acquisitions in both years and the effect of deconsolidation activities in 2004:
Accounts receivable	1,471	1,935
Other assets	38	(100)
Current and long-term liabilities	(410)	(103)

Net cash provided by operating activities	3,310	3,927

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	(237)	(2,941)
Capital expenditures	(945)	(750)
Other	177	3

Net cash used in investing activities	(1,005)	(3,688)

Cash flows from financing activities:
Principal payments on long-term debt	(1,827)	(3,015)
Long-term debt borrowings	–	2,500
Other	(38)	(42)

Net cash used in financing activities	(1,865)	(557)

Net increase (decrease) in cash and cash equivalents	440	(318)
Cash and cash equivalents at beginning of period	1,246	1,673

Cash and cash equivalents at end of period	$1,686	$1,355

Supplemental schedule of non-cash financing and investing activities:
Value of Duluth stations exchanged for Evansville stations	$–	$4,983
Capital lease obligations incurred	$40	$59

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

     The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 2004 condensed consolidated balance sheet was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Regent’s Form 10-K for the year ended December 31, 2004.

Broadcast Revenue

     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $1.9 million and $1.7 million for the three months ended March 31, 2005 and 2004, respectively.

Barter Transactions

     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three month periods ended March 31, 2005 and 2004 were as follows (in thousands):

	Three months ended March 31,
	2005	2004
Barter revenue	$708	$783
Barter expense	$623	$742

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Income (Loss)

     The following table shows the components of comprehensive income (loss) for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
Net income	$386	$319
Income (loss) on hedge agreement, net of income taxes	183	(471)

Comprehensive income (loss)	$569	$(152)

Stock-based Compensation Plans

     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. No expense was recorded related to the Company’s stock-based compensation plans for the three months ended March 31, 2005. During the first quarter of 2004, the Company accelerated the vesting of stock options granted to employees terminated due to the then pending disposition of certain radio stations. This change in vesting created a new measurement date and thus triggered variable accounting. Accordingly, the Company recorded expense of approximately two thousand dollars for the difference between the price of the common stock underlying the options at the new measurement date and the exercise price of the options. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share information):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended March 31,
	2005	2004
Net income, as reported	$386	$319
Add: Stock-based employee compensation included in reported net income, net of related tax effects	-	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(408)	(357)

Pro forma net loss	$(22)	$(37)

Earnings per share:
Basic – as reported	$0.01	$0.01
Basic – pro forma	$0.00	$0.00
Diluted – as reported	$0.01	$0.01
Diluted – pro forma	$0.00	$0.00

The fair value of each option grant and each share of common stock issued under the Company’s Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions as of March 31, 2005 and 2004:

	2005	2004
Dividends	None	None
Volatility	65.7%	61.1%
Risk-free interest rate	3.73% - 4.18%	2.80% - 3.36%
Expected term	5 years	5 years

Discontinued Operations

     In 2004, the Company disposed of its Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the three month periods ended March 31, 2005 and 2004 is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net broadcast revenue	$-	$432
Depreciation and amortization expense	$-	$99
Allocated interest expense	$-	$49
(Loss) income before income taxes	$(8)	$(205)

Income Taxes

     During the first quarter of 2005, the Company reversed $126,000 of long-term liability, with a corresponding decrease in income tax expense. The reversal of the liability was predicated on a legislative change in the Commonwealth of Kentucky during the first quarter of 2005 that made the liability unnecessary. Excluding the $126,000 of income tax benefit, the Company recorded income taxes during the quarter at an effective rate of 40.4%.

2. PENDING DISPOSITION

     In December 2004, Regent entered into an agreement to sell substantially all of the fixed and intangible assets of WRUN-AM in Utica, New York to WAMC, a not-for-profit public radio entity, for $275,000. The Company will treat the disposal of WRUN-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station has no independent revenue stream from its operations. The Company expects to complete this transaction in the second quarter of 2005.

3. LONG-TERM DEBT

     Long-term debt consisted of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
Senior reducing term loan	$63,375	$64,188
Senior reducing revolving credit facility	11,000	12,000
Subordinated promissory note	315	330

	74,690	76,518
Less: current portion of long-term debt	(4,540)	(4,068)

	$70,150	$72,450

     Borrowings under the credit facility bore interest at an average rate of 4.56% at March 31, 2005 and 4.28% at December 31, 2004.

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

     Set forth below are condensed consolidating financial statements for RCI, RBI and the Subsidiary Guarantors, including the Condensed Consolidating Statements of Operations for the three-month periods ended March 31, 2005 and 2004, the Condensed Consolidating Balance Sheets as of March 31, 2005 and December 31, 2004, and the Condensed Consolidating Statements of Cash Flows for the three-month periods ended March 31, 2005 and 2004. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flows are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended March 31, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$–	$–	$18,621	$–	$18,621

Station operating expenses	–	–	13,717	–	13,717
Depreciation and amortization	23	–	1,374	–	1,397
Corporate general and administrative expenses	1,996	20	–	–	2,016
Gain on sale of long- lived assets	–	–	(6)	–	(6)
Equity (loss) in earnings of subsidiaries	1,799	3,115	–	(4,914)	–

Operating (loss) income	(220)	3,095	3,536	(4,914)	1,497

Interest expense	(6)	(1,049)	–	–	(1,055)
Other (expense) income, net	(6)	(1)	8	–	1

(Loss) income from continuing operations before income taxes	(232)	2,045	3,544	(4,914)	443
Income tax benefit (expense)	29	(246)	(425)	589	(53)

(Loss) income from continuing operations	(203)	1,799	3,119	(4,325)	390
Loss on discontinued operations, net of income tax benefit	–	–	(4)	–	(4)

Net (loss) income	$(203)	$1,799	$3,115	$(4,325)	$386

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended March 31, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$–	$–	$17,394	$–	$17,394

Station operating expenses	–	–	12,973	–	12,973
Depreciation and amortization	25	–	1,024	–	1,049
Corporate general and administrative expenses	1,844	19	–	–	1,863
Loss on sale of long- lived assets	–	–	5	–	5
Equity (loss) in earnings of subsidiaries	720	1,978	–	(2,698)	–

Operating (loss) income	(1,149)	1,959	3,392	(2,698)	1,504

Interest expense	(9)	(728)	–	–	(737)
Other income (expense), net	6	(2)	(44)	–	(40)

(Loss) income from continuing operations before income taxes	(1,152)	1,229	3,348	(2,698)	727
Income tax benefit (expense)	450	(479)	(1,306)	1,052	(283)

(Loss) income from continuing operations	(702)	750	2,042	(1,646)	444
Loss on discontinued operations, net of income tax benefit	(31)	(30)	(64)	–	(125)

Net (loss) income	$(733)	$720	$1,978	$(1,646)	$319

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	March 31, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$–	$1,686	$–	$–	$1,686
Accounts receivable, net	14	–	12,020	–	12,034
Other current assets	552	13	919	–	1,484

Total current assets	566	1,699	12,939	–	15,204

Intercompany receivable	–	–	75,272	(75,272)	–
Investment in subsidiaries	275,718	422,287	–	(698,005)	–
Property and equipment, net	371	–	36,345	–	36,716
Intangible assets, net	–	–	308,923	–	308,923
Goodwill, net	1,599	–	32,664	–	34,263
Other assets	13,979	1,403	44	(13,650)	1,776

Total assets	$292,233	$425,389	$466,187	$(786,927)	$396,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$315	$4,225	$–	$–	$4,540
Accounts payable and accrued expenses	1,788	24	4,806	–	6,618
Intercompany payable	–	75,272	–	(75,272)	–

Total current liabilities	2,103	79,521	4,806	(75,272)	11,158

Long-term debt, less current portion	–	70,150	–	–	70,150
Deferred taxes and other long-term liabilities	365	–	39,094	(13,650)	25,809

Total liabilities	2,468	149,671	43,900	(88,922)	107,117

Stockholders’ equity	289,765	275,718	422,287	(698,005)	289,765

Total liabilities and stockholders’ equity	$292,233	$425,389	$466,187	$(786,927)	$396,882

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	December 31, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$–	$1,246	$–	$–	$1,246
Accounts receivable, net	14	–	13,604	–	13,618
Other current assets	382	–	972	–	1,354

Total current assets	396	1,246	14,576	–	16,218

Intercompany receivable	–	–	69,938	(69,938)	–
Investment in subsidiaries	275,290	419,172	–	(694,462)	–
Property and equipment, net	388	–	36,556	–	36,944
Intangible assets, net	–	–	309,116	–	309,116
Goodwill, net	1,599	–	31,391	–	32,990
Other assets	14,377	1,528	44	(13,856)	2,093

Total assets	$292,050	$421,946	$461,621	$(778,256)	$397,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$330	$3,738	$–	$–	$4,068
Accounts payable and accrued expenses	2,403	521	4,633	–	7,557
Intercompany payable	–	69,938	–	(69,938)	–

Total current liabilities	2,733	74,197	4,633	(69,938)	11,625

Long-term debt, less current portion	–	72,450	–	–	72,450
Deferred taxes and other long-term liabilities	491	9	37,816	(13,856)	24,460

Total liabilities	3,224	146,656	42,449	(83,794)	108,535

Stockholders’ equity	288,826	275,290	419,172	(694,462)	288,826

Total liabilities and stockholders’ equity	$292,050	$421,946	$461,621	$(778,256)	$397,361

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2,518)	$(980)	$6,808	$–	$3,310

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	–	(237)	–	–	(237)
Capital expenditures	(6)	(939)	–	–	(945)
Other	–	–	177	–	177

Net cash (used in) provided by investing activities	(6)	(1,176)	177	–	(1,005)

Cash flows from financing activities:
Principal payments on long- term debt	(15)	(1,812)	–	–	(1,827)
Other	–	–	(38)	–	(38)
Net transfers from (to) subsidiaries	2,539	4,408	(6,947)	–	–

Net cash provided by (used in) financing activities	2,524	2,596	(6,985)	–	(1,865)

Net increase in cash and cash equivalents	–	440	–	–	440
Cash and cash equivalents at beginning of period	–	1,246	–	–	1,246

Cash and cash equivalents at end of period	$–	$1,686	$–	$–	$1,686

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Three Months Ended March 31, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(862)	$(1,053)	$5,842	$–	$3,927

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	–	(2,941)	–	–	(2,941)
Capital expenditures	(74)	(676)	–	–	(750)
Other	–	3	–	–	3

Net cash used in investing activities	(74)	(3,614)	–	–	(3,688)

Cash flows from financing activities:
Principal payments on long- term debt	(15)	(3,000)	–	–	(3,015)
Long-term debt borrowings	–	2,500	–	–	2,500
Other	–	–	(42)	–	(42)
Net transfers from (to) subsidiaries	951	4,849	(5,800)	–	–

Net cash provided by (used in) financing activities	936	4,349	(5,842)	–	(557)

Net decrease in cash and cash equivalents	–	(318)	–	–	(318)
Cash and cash equivalents at beginning of period	–	1,673	–	–	1,673

Cash and cash equivalents at end of period	$–	$1,355	$–	$–	$1,355

5. CAPITAL STOCK

     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at March 31, 2005 or December 31, 2004. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     On February 2, 2005, Regent issued 37,517 shares of common stock from treasury shares to four executive officers at an issue price of $5.185 per share as payment of a portion of 2004 bonuses awarded under the Senior Management Bonus Plan. On February 2, 2004, 13,580 shares of Regent common stock was issued from treasury shares to four executive officers at an issue price of $7.00 per share as payment of a portion of 2003 bonuses awarded under the Senior Management Bonus Plan.

     During the first three months of 2005 and 2004, Regent reissued 36,123 shares and 22,204 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.

     Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase up to $20 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock during the first three months of either 2005 or 2004.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

     Regent’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which requires that a company no longer amortize goodwill and intangible assets determined to have an indefinite life and also requires an annual impairment testing of those assets. The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or at an earlier date if conditions exist that would indicate the possibility of an impairment issue.

Definite-lived Intangible Assets

     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements, pre-sold advertising contracts and employment and sports rights agreements. Pre-sold advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement. Non-compete, employment and sports rights agreements are amortized over the life of the agreement. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at March 31, 2005 and December 31, 2004 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$1,426	$812	$1,426	$685
Pre-sold advertising contracts	969	969	969	969
Sports right and employment agreements	944	233	944	167

Total	$3,339	$2,014	$3,339	$1,821

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three months ended March 31, 2005 and 2004 was approximately $193,000 and $30,000, respectively. For the three months ended March 31, 2004, approximately $5,000 of amortization expense previously recorded and related to the operations of markets that were sold was reclassified to discontinued operations under the provisions of SFAS 144. The estimated annual amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is approximately $741,000, $418,000, $152,000, $146,000 and $61,000, respectively.

Indefinite-lived Intangible Assets

     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead tests the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at March 31, 2005 and December 31, 2004 (in thousands):

	March 31,	December 31,
	2005	2004
FCC licenses	$307,598	$307,598

Goodwill

     The following table presents the changes in the carrying amount of goodwill for the three-month period ended March 31, 2005 (in thousands):

Goodwill
Balance as of December 31, 2004	$32,990
Acquisition-related goodwill	1,273

Balance as of March 31, 2005	$34,263

     During the first quarter of 2005, the Company recorded approximately $1.3 million of goodwill related to deferred tax liabilities recorded for the difference between the fair market value and tax basis of the assets and liabilities of Livingston County Broadcasters, which the Company purchased in 2004.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7. EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Common stock options that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 2,760,623 and 1,256,750 for the three months ended March 31, 2005 and 2004, respectively.

	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2004
	(In thousands except per share data)
Income from continuing operations	$390	$444
Loss from discontinued operations, net of taxes	(4)	(125)

Net income	$386	$319

Basic and diluted net income per common share:
Income from continuing operations	$0.01	$0.01
Loss from discontinued operations	0.00	0.00

Net income	$0.01	$0.01

Weighted average basic common shares	45,154	46,555
Dilutive effect of stock options and warrants	93	705

Weighted average diluted common shares	45,247	47,260

Stock options and warrants to purchase shares of common stock assumed exercised and included in the calculation of diluted net income per share:
Stock options	1,590	2,702
Warrants	790	790

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, as revised, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Issued to Employees” (“APB 25”). SFAS 123R is applicable to share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Formerly, under the provisions of SFAS 123, companies were permitted to follow the recognition and measurement principles of APB 25 and provide additional footnote disclosures of what net income or loss would have been had the Company followed the fair-value-based provisions contained in SFAS 123. SFAS 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions for stock options that have future vesting provisions or as newly granted beginning on the grant date of such options. The Company will be required to implement SFAS 123R in the first quarter of 2006. If the Company had followed the provisions of SFAS 123R for the quarters ended March 31, 2005 and 2004, net income (loss) and basic and diluted income (loss) per common share would have approximated the proforma amounts disclosed in Footnote 1, Stock-Based Compensation Plans, for those periods. Regent is currently evaluating all of the provisions of SFAS 123R and its expected effect on the Company, including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model, and determining a transition method.

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN47 clarifies certain terminology in FASB Statement No. 143 and the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of asset retirement obligations. The Company is required to implement the provisions in FIN 47 no later than December 31, 2005. Regent is currently evaluating the impact that FIN 47 will have on its operations and cash flows, if any.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, the ongoing war on terrorism in the Middle East, increased competition for attractive properties and advertising dollars, increased competition from emerging technologies, fluctuations in the cost of operating radio properties, our ability to manage our growth, our ability to integrate our acquisitions, and changes in the regulatory climate affecting radio broadcast companies. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission (SEC). These documents are available free of charge at the SEC’s website at http://www.sec.gov and from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.

Executive Overview

     Regent was formed in November 1996 to acquire, own and operate clusters of radio stations in mid-sized and small markets. We are currently the ninth largest radio company in terms of number of radio stations and twentieth largest radio company in terms of revenue. Our primary objective is to increase Regent’s value to our stockholders by growing the number of radio stations and markets in which we operate and by improving the financial performance of the stations we own and operate in those markets. We measure our progress by evaluating our ability to continue to increase the number of stations we own and to improve the post-acquisition performance of the radio stations we acquire. At times we may seek to enhance our portfolio by selling or exchanging existing stations for stations in markets where there is more opportunity for growth. Additionally, we may repurchase our stock from time to time at favorable prices, which we believe will provide future benefit to our stockholders.

     Our financial results are seasonal. As is typical in the radio broadcasting industry, we expect our first calendar quarter to produce the lowest revenues for the year, with the revenues generated for the last nine months of the year incurred ratably over the final three quarters. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods. Additionally, we may invest in market research projects depending on the competitive environment which may also affect comparability of our operating results between periods.

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

     In 2004, we paid a license fee of $300,000 to Ibiquity Digital Corporation for the right to convert 60 of our stations to digital or high definition radio. The contract we have entered into with Ibiquity stipulates that we convert a predetermined number of our stations to high definition radio over a six-year period beginning in 2005. We have scheduled the conversion to high definition radio of five of our stations in 2005, which will enable the stations to broadcast digital quality sound and also provide certain services, such as on-demand traffic, weather and sports scores. Additionally this new technology will enable each converted radio station to broadcast multiple additional channels of programming for public, private or subscription services. The economic impact on our stations as a result of digital conversion is not known at this time.

RESULTS OF OPERATIONS

     A comparison of the three months ended March 31, 2005 versus March 31, 2004, and the key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our unaudited condensed consolidated financial statements and the related footnotes included herein.

Comparison of three months ended March 31, 2005 to three months ended March 31, 2004

     Results from operations in 2005, as compared to 2004, were affected by the results of our Bloomington, Illinois market, which we began operating under a time brokerage agreement (“TBA”), on February 1, 2004. Accordingly, the results of our operations in 2005 are not comparable to those of the prior period, nor are they necessarily indicative of future results. Additionally during 2004, we disposed of our Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

     Net broadcast revenues were approximately $18.6 million in the first quarter of 2005 compared to $17.4 million in the first quarter of 2004, an increase of approximately $1.2 million or 7.1%. This favorable variance was attributable in part to the positive growth trend noted in the national advertising environment during the first quarter of 2005 as well as continued growth in our local markets. Additionally, our results include a full quarter of operations from our Bloomington stations in 2005, while 2004 results include operations from only February and March. For the quarter, local revenue grew approximately 3%, while national grew approximately 20%. The table below provides a summary of the net broadcast revenue variance for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 (in thousands):

Net broadcast revenue
$ variance
Favorable (unfavorable)
Same station net broadcast revenue:
Local advertising	$362
National advertising	389
Other revenue	80

Total same station net broadcast revenue variance	831
Barter revenue	(75)
Non same station net broadcast revenue	471

Net revenue	$1,227

     Station operating expenses increased approximately $0.7 million or 5.7% to approximately $13.7 million in the first quarter of 2005, from approximately $13.0 million in the first quarter of 2004. Our results include a full quarter of operations from our Bloomington stations in 2005, while 2004 results include only operations for February and March. The table below provides a summary of station operating expense variance for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 (in thousands):

Station operating expense
$ variance
Favorable (unfavorable)
Same station operating expense:

Revenue related	$(112)
Music license fees	(95)
Rating service	(36)
Legal & professional fees	(58)
All other, net	(41)

Total same station operating expense variance	(342)

Non same station operating expense	(521)

Total station operating expense — cash only	(863)

Barter expense	119

Total station operating expense variance	$(744)

     Depreciation and amortization expense increased 33.2%, from approximately $1.0 million in 2004 to approximately $1.4 million in 2005. The increase consists primarily of additional amortization and depreciation expense of approximately $0.2 million related to the Bloomington stations acquired in July 2004 and approximately $0.1 million of depreciation related to the Ft. Collins stations we acquired in November 2004.

     Corporate general and administrative expense was approximately $2.0 million in the first quarter of 2005, compared to approximately $1.9 million in the first quarter of 2004. The increase is due primarily to increased professional fees.

     Interest expense increased from approximately $0.7 million during the first quarter of 2004, to approximately $1.1 million during the first quarter of 2005. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit facility balances in the first quarter of 2005. We incurred borrowings subsequent to the first quarter of 2004 to fund the purchases of our Bloomington and Ft. Collins stations.

     Income tax expense was recorded at the federal statutory rate of 34% for the first quarter of both 2005 and 2004. State income taxes, net of federal benefit, were recorded at 6% and 5% for the first quarter of 2005 and 2004, respectively. The effective tax rate for the first quarter of 2005 was 12%. The recorded state income tax expense was offset by an income tax benefit of $126,000 recorded during the first quarter of 2005 as a result of a legislative change in the Commonwealth of Kentucky. The Company determined during the quarter that the liability previously recorded was no longer required.

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

Our policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the three-month periods ended March 31, 2005 and 2004 is as follows (in thousands):

	2005		2004
Net broadcast revenue	$		$432
Station operating expense		—	438
Depreciation and amortization expense		—	99
Allocated interest expense		—	49
Other expense, net		8	51

Loss before income taxes		(8)	(205)
Income tax benefit		4	80

Net loss		$(4)	$(125)

     Net income per common share was $0.01 for the first quarter of 2005 and $0.01 for the first quarter of 2004.

     While acquisitions affect the comparability of our 2005 operating results to those of 2004, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for those markets in which we have been operating for five full quarters, excluding the effect of barter transactions and any markets sold or held for sale during those periods. Our revenues are produced exclusively by our radio stations and we believe than an analysis of the net broadcast revenues of stations we owned for the entire first quarters of 2005 and 2004 is important because it presents a more direct view of the operating effectiveness of our stations. Nevertheless, this measure should not be considered in isolation or as a substitute for net broadcast revenue, operating income, income from continuing operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The effect of barter is excluded in this comparison, as it customarily results in volatility between quarters, although differences over the full year are not material. This group of comparable markets (the “same station group”) is currently represented by 14 markets and 68 radio stations.

     For the same station group for the three months ended March 31, 2005, as compared to the same period in 2004, our net broadcast revenues increased 5.4%. This increase was the result of the strengthening in economic conditions during the first quarter of 2005 and positive growth in the local and national advertising environment.

Quarter 1 Same Station Data	Quarter 1%
	2005	2004	Change
Revenue

Net broadcast revenue	$18,621	$17,394
Less:
Net results of barter transactions and stations not included in same station category	2,403	2,007

Same station broadcast revenue	$16,218	$15,387	5.4%

LIQUIDITY AND CAPITAL RESOURCES

Executive Overview

     As an acquisitive company, it is critical to have the ability to raise capital for acquisitions. Since our inception, we have demonstrated our ability to access the public markets to raise equity, and have also demonstrated our ability to access the commercial bank market, having negotiated three separate credit facilities with several banking institutions since 1998. Access to financing is currently very favorable for the radio sector, as radio companies de-levered their balance sheets in 2004 due to lower acquisition activity, resulting in a increased availability of media loans by lending institutions. In December 2004, we amended our existing credit facility to reflect the favorable interest rate pricing in the current market, as well as to allow us to borrow up to $40 million for repurchases of our own stock subject to certain conditions. Currently, our Board of Directors has authorized us to expend up to $20 million for stock repurchases.

     We believe that we have sufficient access to funds so that we will be able to continue to pursue our growth strategy for the balance of 2005 if we are able to find suitable acquisitions at acceptable prices. We also anticipate that if we were to make an acquisition that would require borrowings in excess of our current borrowing capacity, we would be able to fund our capital requirements by either refinancing our current credit facility, or by obtaining financing through a variety of options available to us, including, but not limited to, our shelf registration statement. While our focus has remained on being acquisitive, we do have the flexibility to repurchase our own stock when the stock price is at a level such that we believe it is beneficial to our stockholders to do so.

     We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to meet our requirements for corporate expenses and capital expenditures for the remainder of 2005, based on our projected operations and indebtedness and after giving effect to scheduled credit facility commitment reductions. We have available borrowings of approximately $74.0 million at March 31, 2005, subject to the terms and conditions of the credit facility. We have the capability to borrow up to a leverage ratio of 5.25 :1.00 through the end of 2005, and at March 31, 2005 our debt leverage ratio was 3.45 :1.00.

     Our cash and cash equivalents balance at March 31, 2005 was approximately $1.7 million compared to approximately $1.4 million at March 31, 2004. Cash balances between years fluctuate due to the timing of when receipts are deposited and expenditures are made. We typically maintain a cash balance of between one and two million dollars, as our excess cash generated by operating activities after investing activities is utilized to pay down our revolving credit facility.

Sources of Funds

     In the first quarter of 2005, net cash provided by operating activities was approximately $3.3 million, compared to approximately $3.9 million for the first quarter of 2004. The decrease was due primarily to the timing of cash receipts and cash payments in the Company’s working capital accounts.

     In June 2003, we secured with a group of lenders a reducing credit agreement that provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility is available for working capital and permitted acquisitions, including related acquisition costs. In December 2004, we completed an amendment of our credit facility that reduced the margin applicable to our interest rates to reflect the favorable borrowing conditions and access to financing and also increased the amount of our stock that we are able to buy back, subject to certain conditions, by $40 million. We have a stock buyback program, approved by our Board of Directors, which allows us to repurchase shares of our common stock at certain market price levels in the amount of $20 million. At March 31, 2005, we had borrowings under the new credit facility of approximately $74.4 million, comprised of a $63.4 million term loan and $11.0 million of revolver borrowings, and available borrowings of $74.0 million, subject to the terms and conditions of the facility.

     The term loan commitment reduces over six years beginning on December 31, 2004, and the revolving commitment reduction begins on June 30, 2005. On a quarterly basis in 2005, the commitment after reduction is approximately as follows (in thousands):

	Revolving	Term Loan	Total
Period Ending	Commitment	Commitment	Commitment
December 31, 2004	$85,000	$64,188	$149,188
March 31, 2005	85,000	63,375	148,375
June 30, 2005	83,725	62,563	146,288
September 30, 2005	82,450	61,750	144,200
December 31, 2005	81,175	60,450	141,625

     Under the credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the amended credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5% in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 1.5% depending upon our leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 2.50%, depending upon our leverage ratio. Borrowings under the credit facility bore interest at an average rate of 4.56% and 3.13% at March 31, 2005 and March 31, 2004, respectively. Our weighted-average interest rate for the quarter ended March 31, 2005 and March 31, 2004 was 4.28% and 3.19%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit facility utilized.

     In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which effectively converted $32.5 million of our variable-rate debt under the credit facility at that date to a fixed rate. The swap agreement became effective on June 30, 2004 and expires June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69%, plus applicable margin, which we set in August 2003 based on the market for a financial instrument of this type at that date.

     Generally, we have incurred debt in order to acquire radio properties or to make large capital expenditures and have opportunistically accessed the public equity markets to de-lever our balance sheet.

     In March 2002, we filed a Registration Statement on Form S-3 covering a combined $250.0 million of common stock, convertible preferred stock, depository shares, debt securities, warrants, stock purchase contracts and stock purchase units (the “Shelf Registration Statement”). The Shelf Registration Statement also covers debt securities that could be issued by one of our subsidiaries, and guarantees of such debt securities by us and our subsidiaries. We used approximately $78.8 million of the amounts available under the Shelf Registration Statement for our April 2002 offering of common stock, leaving us with capacity of approximately $171.2 million if we were to seek to raise monies in the public markets.

Uses of Funds

     Net cash used in investing activities was approximately $1.0 million in the first quarter of 2005, compared to approximately $3.7 million in the first quarter of 2004. The greater amount in the first quarter of 2004 was due primarily to the completion of the exchange with Clear Channel of our four stations serving the Duluth, Minnesota market and payment of $2.7 million in cash for Clear Channel’s five stations serving the Evansville, Indiana market.

     Net cash used in financing activities was approximately $1.9 million in the first quarter of 2005, compared to cash used of approximately $0.6 million in the first quarter of 2004. Both amounts represent primarily the repayment of borrowings under our credit facility.

     In the first quarter of 2005 we funded capital expenditures of approximately $0.9 million compared to $0.8 million in the first quarter of 2004. Approximately $0.5 million of the capital expenditures in the first quarter of 2005 were to consolidate the multiple facilities in our Albany market. The Albany project commenced in 2004 and is expected to be complete in the second quarter of 2005. In the first quarter of 2004, approximately $0.3 million of the capital expenditures was for consolidation projects primarily in our Peoria market. Maintenance capital expenditures were $0.4 million in both the first quarter of 2005 and 2004. We expect capital expenditures to be approximately $1.4 million in the second quarter of 2005, of which approximately $0.6 million is projected to be maintenance capital expenditures.

HD Radio Capital Expenditures

     In 2004, we paid a license fee of $300,000 to Ibiquity Digital Corporation for the right to convert 60 of our stations to digital or high definition radio. The contract we have entered into with Ibiquity stipulates that we convert a predetermined number of our stations to high definition radio over a six-year period beginning in 2005. We expect to complete the conversion of five of our stations by early in the third quarter of 2005 at a projected total cost of approximately $800,000. This conversion will enable our stations to broadcast digital quality sound and also provide certain other services, such as on-demand traffic, weather and sports scores.

Pending Disposition

     In December 2004, we entered into an agreement to sell substantially all of the fixed and intangible assets of WRUN-AM in Utica, New York to WAMC, a not-for-profit public radio entity, for $275,000. The Company expects to complete this transaction in the second quarter of 2005.

Off-Balance Sheet Financing Arrangements

     We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No.123R, as revised, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is applicable to share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Formerly, under the provisions of SFAS 123, companies were permitted to follow the recognition and measurement principles of APB 25 and provide additional footnote disclosures of what net income or loss would have been had the Company followed the fair-value-based provisions contained in SFAS 123. SFAS 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions for stock options that have future vesting provisions or as newly granted beginning on the grant date of such options. We will be required to implement SFAS 123R in the first quarter of 2006. If we had followed the provisions of SFAS 123R for the quarters ended March 31, 2005 and 2004, net income (loss) and basic and diluted income (loss) per common share would have approximated the proforma amounts disclosed in Footnote 1, Stock-Based Compensation Plans, for those periods. We are currently evaluating all of the provisions of SFAS 123R and its expected effect on us, including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model, and determining a transition method.

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies certain terminology in FASB Statement No. 143 and the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of asset retirement obligations. We are required to implement the provisions in FIN 47 no later than December 31, 2005, and are currently evaluating the impact that FIN 47 will have on our operations and cash flows, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement which effectively converted $32.5 million of our variable-rate debt under the credit facility at that date to a fixed rate beginning, June 30, 2004 and expiring June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69% plus applicable margin, a rate which was set in August 2003 based on the market for a financial instrument of this type at that date. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. Based on our exposure to variable rate borrowings at March 31, 2005, a one percent (1%) change in the weighted-average interest rate would change our annualized interest expense by approximately $427,000.

ITEM 4. CONTROLS AND PROCEDURES.

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

     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2005, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     We currently and from time to time are involved in litigation incidental to the conduct of our business. In the opinion of our management, we are not a party to any lawsuit or legal proceeding that is likely to have a material adverse effect on our business or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

2(c)

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May
	Total Number of	Average Price Paid	Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plan (1)	under the Plan (1)
				(in thousands)
January 1, 2005 – January 31, 2005	0	—	0	$20,000
February 1, 2005 – February 28, 2005	0	—	0	$20,000
March 1, 2005 – March 31, 2005	0	—	0	$20,000
Total	0	—	0	$20,000

(1) On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. In October 2002, the Board increased the amount of stock the Company could buy back by approximately $6.7 million. Since inception of the stock buyback program and through March 31, 2005, approximately $16.7 million of common stock has been repurchased, exhausting the amount authorized under the plan. At its July 2004 meeting, the Company’s Board of Directors increased the amount authorized under the repurchase plan by an additional $20.0 million. In December 2004, we completed an amendment of our credit facility, which provided us with more favorable pricing and increased the amount of our stock that we are able to buy back, subject to certain conditions, by $40.0 million, twice the amount currently approved by our Board of Directors.

ITEM 6. EXHIBITS.

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

REGENT COMMUNICATIONS, INC.

Date: May 9, 2005	By:	/s/ Terry S. Jacobs

Terry S. Jacobs, Chairman of the Board
and Chief Executive Officer

Date: May 9, 2005	By:	/s/ Anthony A. Vasconcellos

Anthony A. Vasconcellos, Chief Financial
Officer and Senior Vice President
(Chief Accounting Officer)

EXHIBIT INDEX

     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference)

3(j)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)

4(b)*	Amendment and Consent under Credit Agreement dated as of December 15, 2004 among Regent Broadcasting, Inc., the financial institutions from time to time party to the Credit Agreement as lenders thereunder, Fleet National Bank, as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank, as co-documentation agents for the Lenders (previously filed as Exhibit 4(b) to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference)

4(c)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

4(d)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.