Form 10-Q
period 2005-06-30
REGENT COMMUNICATIONS INC
filed 2005-08-09
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
     Common Stock, $.01 par value – 41,910,723 shares outstanding as of August 3, 2005

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Broadcast revenues, net of agency commissions	$22,728	$22,227	$41,349	$39,621

Station operating expenses	14,749	14,378	28,466	27,351
Depreciation and amortization	1,360	1,083	2,757	2,132
Corporate general and administrative expenses	1,706	1,927	3,722	3,790
Loss on sale of long-lived assets	22	19	16	24

Operating income	4,891	4,820	6,388	6,324

Interest expense	(1,147)	(738)	(2,202)	(1,475)
Other income (expense), net	8	(50)	9	(90)

Income from continuing operations before income taxes	3,752	4,032	4,195	4,759
Income tax expense	(1,516)	(1,572)	(1,569)	(1,855)

Income from continuing operations	2,236	2,460	2,626	2,904
Loss on discontinued operations, net of income tax benefit	(12)	(125)	(16)	(250)

Net income	$2,224	$2,335	$2,610	$2,654

Basic and diluted income per common share:

Income from continuing operations	$0.05	$0.05	$0.06	$0.06
Loss from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.05	$0.05	$0.06	$0.06

Weighted average number of common shares:
Basic	44,211	46,344	44,680	46,449
Diluted	44,522	46,782	44,885	46,981
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$478	$1,246
Accounts receivable, net of allowance of $905 and $844 at June 30, 2005 and December 31, 2004, respectively	14,805	13,618
Assets held for sale	297	465
Other current assets	1,737	889

Total current assets	17,317	16,218

Property and equipment, net	37,053	36,944
Intangible assets, net	308,737	309,116
Goodwill	34,390	32,990
Other assets	1,604	2,093

Total assets	$399,101	$397,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,713	$4,068
Accounts payable	2,073	1,772
Accrued compensation	1,579	2,075
Other current liabilities	3,429	3,710

Total current liabilities	11,794	11,625

Long-term debt, less current portion	87,850	72,450
Other long-term liabilities	826	965
Deferred taxes	26,450	23,495

Total liabilities	126,920	108,535

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,085,992 and 48,083,492 shares issued at June 30, 2005 and December 31, 2004	481	481
Treasury stock, 6,196,207 and 2,958,466 shares, at cost at June 30, 2005 and December 31, 2004, respectively	(35,334)	(15,994)
Additional paid-in capital	347,905	347,990
Accumulated other comprehensive income (loss), net of tax	26	(144)
Accumulated deficit	(40,897)	(43,507)

Total stockholders’ equity	272,181	288,826

Total liabilities and stockholders’ equity	$399,101	$397,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,610	$2,654
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,757	2,391
Deferred income tax expense	1,527	1,566
Non-cash compensation expense	377	397
Other, net	501	466
Changes in operating assets and liabilities, net of acquisitions in both years and the effect of deconsolidation activities in 2004:
Accounts receivable	(1,343)	(1,120)
Other assets	(456)	(279)
Current and long-term liabilities	(105)	633

Net cash provided by operating activities	5,868	6,708

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	(380)	(2,985)
Capital expenditures	(2,423)	(2,132)
Other	178	21

Net cash used in investing activities	(2,625)	(5,096)

Cash flows from financing activities:
Principal payments on long-term debt	(4,455)	(3,030)
Long-term debt borrowings	20,500	9,000
Purchase of treasury shares	(20,000)	(7,028)
Other	(56)	(87)

Net cash used in financing activities	(4,011)	(1,145)

Net (decrease) increase in cash and cash equivalents	(768)	467
Cash and cash equivalents at beginning of period	1,246	1,673

Cash and cash equivalents at end of period	$478	$2,140

Supplemental schedule of non-cash financing and investing activities:
Value of Duluth stations exchanged for Evansville stations	$—	$5,300
Capital lease obligations incurred	$64	$112
Depreciation and amortization of discontinued operations	$—	$259
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
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.5 million and $2.3 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $4.4 million and $4.1 million for the six months ended June 30, 2005 and 2004, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three- and six-month periods ended June 30, 2005 and 2004 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Barter revenue	$897	$1,018	$1,605	$1,801
Barter expense	$947	$882	$1,570	$1,623

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Comprehensive Income
     The following table shows the components of comprehensive income for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$2,224	$2,335	$2,610	$2,654
(Loss) gain on hedge agreement, net of income taxes	(13)	402	170	(69)

Comprehensive income	$2,211	$2,737	$2,780	$2,585

Stock-based Compensation Plans
     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. No expense was recorded related to the Company’s stock-based compensation plans for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005. During the first quarter of 2004, the Company accelerated the vesting of stock options granted to employees terminated due to the then-pending disposition of certain radio stations. This change in vesting created a new measurement date. Accordingly, the Company recorded expense of approximately two thousand dollars for the difference between the price of the common stock underlying the options at the new measurement date and the exercise price of the options. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share information):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,224	$2,335	$2,610	$2,654
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—	—	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(420)	(365)	(828)	(722)

Pro forma net income	$1,804	$1,970	$1,782	$1,933

Earnings per share:
Basic – as reported	$0.05	$0.05	$0.06	$0.06
Basic – pro forma	$0.04	$0.04	$0.04	$0.04
Diluted – as reported	$0.05	$0.05	$0.06	$0.06
Diluted – pro forma	$0.04	$0.04	$0.04	$0.04
The fair value of each option grant and each share of common stock issued under the Company’s Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions as of June 30, 2005 and 2004:

	2005	2004
Dividends	None	None
Volatility	58.3% - 65.7%	59.9% - 61.1%
Risk-free interest rate	3.72% - 4.18%	2.80% - 3.93%
Expected term	5 years	5 years
Discontinued Operations
     In 2004, the Company disposed of its Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the three- and six-month periods ended June 30, 2005 and 2004 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net revenue	$—	$—	$—	$432
Depreciation and amortization expense	$—	$160	$—	$259
Allocated interest expense	$—	$49	$—	$98
Loss before income taxes	$(19)	$(205)	$(27)	$(409)
Income Taxes
     During the first quarter of 2005, the Company reversed $126,000 of long-term liability, with a corresponding decrease in income tax expense. The reversal of the liability was predicated on a legislative change in the Commonwealth of Kentucky during the first quarter of 2005 that made the liability unnecessary. Excluding the $126,000 of income tax benefit, the Company recorded income taxes during the first and second quarters of 2005 at an effective rate of 40.4%.
2. SUBSEQUENT EVENT
     On July 27, 2005, Terry S. Jacobs, the Company’s Chairman of the Board and Chief Executive Officer announced his intention to retire from the Company effective September 1, 2005. Mr. Jacobs will remain on the Company’s Board of Directors in the position of Vice Chairman. The Company’s Board of Directors has authorized a retirement package for Mr. Jacobs, consisting of cash and non-cash items. The Company anticipates that the charges related to these items will be approximately $1.0 million.
3. SUBSEQUENT DISPOSITION
     On July 6, 2005, Regent completed the sale of substantially all of the fixed and intangible assets of WRUN-AM in Utica, New York to WAMC, a not-for-profit public radio entity, for $275,000. The Company will treat the disposal of WRUN-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations. During the second quarter of 2005, Regent recorded approximately $21,000 to Loss on Sale of Assets for sale-related costs. Under the terms of the sale agreement, the Company may, to the extent possible, record a charitable contribution to WAMC for the difference between the fair market value of the assets sold and the sale price.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4. LONG-TERM DEBT
Long-term debt consisted of the following as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
Senior reducing term loan	$62,563	$64,188
Senior reducing revolving credit facility	30,000	12,000
Subordinated promissory note	—	330

	92,563	76,518
Less: current portion of long-term debt	(4,713)	(4,068)

	$87,850	$72,450

     Borrowings under the credit facility bore interest at an average rate of 4.74% at June 30, 2005 and 4.28% at December 31, 2004.
     Effective July 26, 2005, the Company and its lenders entered into an amendment to the Company’s credit facility. The material terms of the amendment are: a reduction of the applicable margin on base rate and eurodollar loans under the credit facility, which at the current level of indebtedness reduces the Company’s interest rate by 50 basis points; to revise the definition of permitted acquisition condition (a) to eliminate two leverage ratio tests relating to aggregate acquisitions by Regent in excess of $75 million and in excess of $125 million, which ratios operated to require the prior consent of the lenders for Regent acquisitions in excess of those thresholds, and (b) to eliminate the requirement for prior consent of the lenders for any single acquisition in excess of $50 million; to reset the maximum leverage ratio to 6.25:1.00 which increases the Company’s borrowing capacity under the credit facility, subject to the terms and conditions of the facility, and; to permit Regent to use cash in the amount of up to $50 million to repurchase shares of its common stock for the period commencing July 26, 2005 through the maturity date of the credit facility. Regent has estimated it will incur approximately $50,000 in financing costs related to the amendment, a portion of which will be deferred and amortized to interest expense over the remaining life of the credit facility using the effective interest method.
5. SUPPLEMENTAL GUARANTOR INFORMATION
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
     Set forth below are condensed consolidating financial statements for RCI, RBI and the Subsidiary Guarantors, including the Condensed Consolidating Statements of Operations for the three-month and six-month periods ended June 30, 2005 and 2004, the Condensed Consolidating

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Balance Sheets as of June 30, 2005 and December 31, 2004, and the Condensed Consolidating Statements of Cash Flows for the six-month periods ended June 30, 2005 and 2004. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flows are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended June 30, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$22,728	$—	$22,728

Station operating expenses	—	—	14,749	—	14,749
Depreciation and amortization	24	—	1,336	—	1,360
Corporate general and administrative expenses	1,689	17	—	—	1,706
Loss on sale of long- lived assets	—	—	22	—	22
Equity (loss) in earnings of subsidiaries	776	3,233	—	(4,009)	—

Operating (loss) income	(937)	3,216	6,621	(4,009)	4,891

Interest expense	(2)	(1,145)	—	—	(1,147)
Other income (expense), net	9	(2)	1	—	8

(Loss) income from continuing operations before income taxes	(930)	2,069	6,622	(4,009)	3,752
Income tax benefit (expense)	405	(1,293)	(3,377)	2,749	(1,516)

(Loss) income from continuing operations	(525)	776	3,245	(1,260)	2,236
Loss on discontinued operations, net of income tax benefit	—	—	(12)	—	(12)

Net (loss) income	$(525)	$776	$3,233	$(1,260)	$2,224

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended June 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$22,227	$—	$22,227

Station operating expenses	—	—	14,378	—	14,378
Depreciation and amortization	14	—	1,069	—	1,083
Corporate general and administrative expenses	1,908	19	—	—	1,927
Loss on sale of long- lived assets	—	—	19	—	19
Equity (loss) in earnings of subsidiaries	1,944	3,997	—	(5,941)	—

Operating income (loss)	22	3,978	6,761	(5,941)	4,820

Interest expense	—	(738)	—	—	(738)
Other expense, net	—	(3)	(47)	—	(50)

Income (loss) from continuing operations before income taxes	22	3,237	6,714	(5,941)	4,032
Income tax (expense) benefit	(9)	(1,263)	(2,618)	2,318	(1,572)

Income (loss) from continuing operations	13	1,974	4,096	(3,623)	2,460
Gain (loss) on discontinued operations, net of income taxes	4	(30)	(99)	—	(125)

Net income (loss)	$17	$1,944	$3,997	$(3,623)	$2,335

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Six Months Ended June 30, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$41,349	$—	$41,349

Station operating expenses	—	—	28,466	—	28,466
Depreciation and amortization	47	—	2,710	—	2,757
Corporate general and administrative expenses	3,685	37	—	—	3,722
Loss on sale of long- lived assets	—	—	16	—	16
Equity (loss) in earnings of subsidiaries	2,575	6,348	—	(8,923)	—

Operating (loss) income	(1,157)	6,311	10,157	(8,923)	6,388

Interest expense	(8)	(2,194)	—	—	(2,202)
Other income (expense), net	3	(3)	9	—	9

(Loss) income from continuing operations before income taxes	(1,162)	4,114	10,166	(8,923)	4,195
Income tax benefit (expense)	434	(1,539)	(3,802)	3,338	(1,569)

(Loss) income from continuing operations	(728)	2,575	6,364	(5,585)	2,626
Loss on discontinued operations, net of income tax benefit	—	—	(16)	—	(16)

Net (loss) income	$(728)	$2,575	$6,348	$(5,585)	$2,610

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Six Months Ended June 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$39,621	$—	$39,621

Station operating expenses	—	—	27,351	—	27,351
Depreciation and amortization	39	—	2,093	—	2,132
Corporate general and administrative expenses	3,752	38	—	—	3,790
Loss on sale of long- lived assets	—	—	24	—	24
Equity (loss) in earnings of subsidiaries	2,664	5,975	—	(8,639)	—

Operating (loss) income	(1,127)	5,937	10,153	(8,639)	6,324

Interest expense	(9)	(1,466)	—	—	(1,475)
Other income (expense), net	6	(5)	(91)	—	(90)

(Loss) income from continuing operations before income taxes	(1,130)	4,466	10,062	(8,639)	4,759
Income tax benefit (expense)	441	(1,742)	(3,924)	3,370	(1,855)

(Loss) income from continuing operations	(689)	2,724	6,138	(5,269)	2,904
Loss on discontinued operations, net of income tax benefit	(27)	(60)	(163)	—	(250)

Net (loss) income	$(716)	$2,664	$5,975	$(5,269)	$2,654

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	June 30, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$478	$—	$—	$478
Accounts receivable, net	14	—	14,791	—	14,805
Other current assets	963	40	1,031	—	2,034

Total current assets	977	518	15,822	—	17,317

Intercompany receivable	—	—	77,493	(77,493)	—
Investment in subsidiaries	257,211	425,520	—	(682,731)	—
Property and equipment, net	381	—	36,672	—	37,053
Intangible assets	—	—	308,737	—	308,737
Goodwill	1,599	—	32,791	—	34,390
Other assets	13,945	1,267	42	(13,650)	1,604

Total assets	$274,113	$427,305	$471,557	$(773,874)	$399,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,713	$—	$—	$4,713
Accounts payable and accrued expenses	1,566	38	5,477	—	7,081
Intercompany payable	—	77,493	—	(77,493)	—

Total current liabilities	1,566	82,244	5,477	(77,493)	11,794

Long-term debt, less current portion	—	87,850	—	—	87,850
Deferred taxes and other long-term liabilities	366	—	40,560	(13,650)	27,276

Total liabilities	1,932	170,094	46,037	(91,143)	126,920

Stockholders’ equity	272,181	257,211	425,520	(682,731)	272,181

Total liabilities and stockholders’ equity	$274,113	$427,305	$471,557	$(773,874)	$399,101

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	December 31, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,246	$—	$—	$1,246
Accounts receivable, net	14	—	13,604	—	13,618
Other current assets	382	—	972	—	1,354

Total current assets	396	1,246	14,576	—	16,218

Intercompany receivable	—	—	69,938	(69,938)	—
Investment in subsidiaries	275,290	419,172	—	(694,462)	—
Property and equipment, net	388	—	36,556	—	36,944
Intangible assets, net	—	—	309,116	—	309,116
Goodwill	1,599	—	31,391	—	32,990
Other assets	14,377	1,528	44	(13,856)	2,093

Total assets	$292,050	$421,946	$461,621	$(778,256)	$397,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$330	$3,738	$—	$—	$4,068
Accounts payable and accrued expenses	2,403	521	4,633	—	7,557
Intercompany payable	—	69,938	—	(69,938)	—

Total current liabilities	2,733	74,197	4,633	(69,938)	11,625

Long-term debt, less current portion	—	72,450	—	—	72,450
Deferred taxes and other long-term liabilities	491	9	37,816	(13,856)	24,460

Total liabilities	3,224	146,656	42,449	(83,794)	108,535

Stockholders’ equity	288,826	275,290	419,172	(694,462)	288,826

Total liabilities and stockholders’ equity	$292,050	$421,946	$461,621	$(778,256)	$397,361

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Six Months Ended June 30, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(4,773)	$(2,350)	$12,991	$—	$5,868

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	—	(380)	—	—	(380)
Capital expenditures	(40)	(2,383)	—	—	(2,423)
Other	—	—	178	—	178

Net cash (used in) provided by investing activities	(40)	(2,763)	178	—	(2,625)

Cash flows from financing activities:
Principal payments on long- term debt	(330)	(4,125)	—	—	(4,455)
Long-term debt borrowings	—	20,500	—	—	20,500
Purchase of treasury shares	(20,000)	—	—	—	(20,000)
Other	13	—	(69)	—	(56)
Net transfers from (to) subsidiaries	25,130	(12,030)	(13,100)	—	—

Net cash provided by (used in) financing activities	4,813	4,345	(13,169)	—	(4,011)

Net decrease in cash and cash equivalents	—	(768)	—	—	(768)
Cash and cash equivalents at beginning of period	—	1,246	—	—	1,246

Cash and cash equivalents at end of period	$—	$478	$—	$—	$478

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Six Months Ended June 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(2,666)	$(2,904)	$12,278	$—	$6,708

Cash flows from investing activities:
Acquisitions of radio stations and related acquisition costs, net of cash acquired	—	(2,985)	—	—	(2,985)
Capital expenditures	(129)	(2,003)	—	—	(2,132)
Other	—	(3)	24	—	21

Net cash (used in) provided by investing activities	(129)	(4,991)	24	—	(5,096)

Cash flows from financing activities:
Principal payments on long- term debt	(30)	(3,000)	—	—	(3,030)
Long-term debt borrowings	—	9,000	—	—	9,000
Purchase of treasury shares	(7,028)	—	—	—	(7,028)
Other	—	—	(87)	—	(87)
Net transfers from (to) subsidiaries	9,853	2,362	(12,215)	—	—

Net cash provided by (used in) financing activities	2,795	8,362	(12,302)	—	(1,145)

Increase in cash and cash equivalents	—	467	—	—	467
Cash and cash equivalents at beginning of period	—	1,673	—	—	1,673

Cash and cash equivalents at end of period	$—	$2,140	$—	$—	$2,140

6. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at June 30, 2005 or December 31, 2004. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     On February 2, 2005, Regent issued 37,517 shares of common stock from treasury shares to four executive officers at an issue price of $5.185 per share as payment of a portion of 2004

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
bonuses awarded under the Senior Management Bonus Plan. On February 2, 2004, 13,580 shares of Regent common stock were issued from treasury shares to four executive officers at an issue price of $7.00 per share as payment of a portion of 2003 bonuses awarded under the Senior Management Bonus Plan.
     During the first six months of 2005 and 2004, Regent reissued 72,185 shares and 38,444 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase shares of its common stock at certain market price levels. From inception of the program and through June 30, 2004, the Company expended approximately $14.7 million of the $16.7 million authorized under the program at that date. The amount expended through June 30, 2004 includes repurchases of 1,204,920 shares of Regent common stock at an aggregate purchase price of approximately $7.0 million during the first six months of 2004. The remaining $2.0 million of repurchase capacity available at June 30, 2004 was expended in July 2004, thereby exhausting the amount authorized by the Board of Directors. At their subsequent July 2004 meeting, the Board authorized the repurchase of an additional $20.0 million under the stock buyback program. During the second quarter of 2005, the Company repurchased 3,347,443 shares of its common stock for an aggregate purchase price of approximately $20.0 million, thereby exhausting the amount authorized for repurchases by the Board at their July 2004 meeting. At its July 27, 2005 meeting, the Company’s Board of Directors again increased the amount available for repurchases under the Company’s stock buyback program by an additional $20.0 million. In July 2005, the Company’s credit facility was amended to allow repurchases of the Company’s common stock of up to $50.0 million.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
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
Definite-lived Intangible Assets
     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements, pre-sold advertising contracts and employment and sports rights agreements. Pre-sold advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement. Non-compete, employment and sports rights agreements are amortized over the life of the agreement. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at June 30, 2005 and December 31, 2004 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$1,426	$938	$1,426	$685
Pre-sold advertising contracts	969	969	969	969
Sports right and employment agreements	944	293	944	167

Total	$3,339	$2,200	$3,339	$1,821

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the six months ended June 30, 2005 and 2004 was approximately $379,000 and $58,000, respectively. For the six months ended June 30, 2004, approximately $10,000 of amortization expense previously recorded and related to the operations of markets that were sold was reclassified to discontinued operations under the provisions of SFAS 144. The estimated annual amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is approximately $741,000, $418,000, $152,000, $146,000 and $61,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead tests the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at June 30, 2005 and December 31, 2004 (in thousands):

	June 30,	December 31,
	2005	2004
FCC licenses	$307,598	$307,598

Goodwill
     The following table presents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2005 (in thousands):

Goodwill
Balance as of December 31, 2004	$32,990
Acquisition-related goodwill	1,400

Balance as of June 30, 2005	$34,390

     During the first quarter of 2005, the Company recorded approximately $1.3 million of goodwill related to deferred tax liabilities recorded for the difference between the fair market

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
value and tax basis of the assets and liabilities of Livingston County Broadcasters, which the Company purchased in 2004.
8. EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Common stock options that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 2,169,123 and 2,230,623 for the three and six months ended June 30, 2005, respectively, and 1,784,873 and 1,295,623 for the three and six months ended June 30, 2004, respectively.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands, except per share amounts)
Income from continuing operations	$2,236	$2,460	$2,626	$2,904
Loss on discontinued operations, net of taxes	(12)	(125)	(16)	(250)

Net income	$2,224	$2,335	$2,610	$2,654

Basic and diluted net income per common share:
Income from continuing operations	$0.05	$0.05	$0.06	$0.06
Loss from discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.05	$0.05	$0.06	$0.06

Weighted average basic common shares	44,211	46,344	44,680	46,449
Dilutive effect of stock options and warrants	311	438	205	532

Weighted average diluted common shares	44,522	46,782	44,885	46,981

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
	(in thousands, except per share amounts)
Stock options and warrants to purchase shares of common stock assumed exercised and included in the calculation of diluted net income per share:
Stock options	2,164	2,186	2,103	2,676
Warrants	790	790	790	790
9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, as revised, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is applicable to share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Formerly, under the provisions of SFAS 123, companies were permitted to follow the recognition and measurement principles of APB 25 and provide additional footnote disclosures of what net income or loss would have been had the Company followed the fair-value-based provisions contained in SFAS 123. SFAS 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions for stock options that have future vesting provisions or as newly granted beginning on the grant date of such options. The Company will be required to implement SFAS 123R in the first quarter of 2006. If the Company had followed the provisions of SFAS 123R for the three-month and six-month periods ended June 30, 2005 and 2004, net income (loss) and basic and diluted income (loss) per common share would have approximated the proforma amounts disclosed in Footnote 1, Stock-Based Compensation Plans, for those periods. Regent is currently evaluating all of the provisions of SFAS 123R and its expected effect on the Company, including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model, and determining a transition method.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is applicable for all voluntary changes in accounting principle, as well as changes required by accounting pronouncements that do not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
determine either the period-specific effects or the cumulative effect of the change. Under the former standards, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company is required to implement the provisions of SFAS 154 effective January 2006. For any voluntary changes Regent would make to its accounting principles after that date, the provisions of SFAS 154 would be applied.

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
     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular, increased competition for attractive properties and advertising dollars, increased competition from emerging technologies, fluctuations in the cost of operating radio properties, our ability to integrate our acquisitions, changes in the regulatory climate affecting radio broadcast companies and the ongoing war on terrorism. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission (SEC). These documents are available free of charge at the SEC’s website at http://www.sec.gov and from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.
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
Executive Overview Update
     On July 27, 2005, Terry Jacobs, Regent’s Chairman and Chief Executive Officer, announced his intention to retire effective September 1, 2005. Mr. Jacobs will remain on the Company’s Board of Directors as Vice Chairman. William Stakelin, Regent’s President and Chief Operating Officer, will assume the role of President and Chief Executive Officer as of September 1, 2005. William Sutter, a member of the Board of Directors since 1999, will assume the role of Chairman of the Board. Tony Vasconcellos, currently Senior Vice President and CFO, has been promoted to Executive Vice President and CFO effective July 27, 2005. The Company anticipates a smooth transition as a result of this change in executive management as Mr. Stakelin has been serving the Company as the President and Chief Operating Officer since he co-founded the Company with Mr. Jacobs and Mr. Vasconcellos has been employed by Regent as Chief Financial Officer since 1998.
     During the quarter ended June 30, 2005, we repurchased 3,347,443 shares of Regent common stock at a cost of approximately $20.0 million, an average price of $5.97 per share including commissions, completing the repurchase plan authorized by the Board of Directors on July 28, 2004. The Board subsequently authorized another stock repurchase plan of $20.0 million on July 27, 2005. While our primary strategy remains focused on the acquisition of radio properties, we have demonstrated that we will also employ capital to repurchase our own stock when the stock price is at a level that we believe to be beneficial to our stockholders to do so.
     On July 26, 2005, our credit facility was amended in order for the Company to take advantage of the favorable interest rate pricing in the current market. In addition to reducing our borrowing margins, the amendment allows us to borrow up to $50 million for repurchases of our own stock, subject to certain conditions, and resets our maximum leverage requirements to the levels that were in place in June 2003 at the inception of the existing credit agreement, thus increasing our borrowing capacity.
     In December 2004, we paid a one-time license fee of $300,000 to Ibiquity Digital Corporation for the right to convert 60 of our stations to digital or high definition radio. The contract we have entered into with Ibiquity stipulates that we convert a predetermined number of our stations to high definition radio over a six-year period beginning in 2004. We have scheduled six stations for conversion to high definition radio in 2005, and at June 30, 2005 two of our stations were broadcasting in high definition with the other four stations scheduled to be converted by the end of the third quarter. The current cost of equipment to convert our stations to high definition is estimated to average approximately $160,000 per station. The conversion will enable the stations to broadcast digital quality sound and also provide certain services, such as on-demand traffic, weather and sports scores. Additionally this new technology will enable each converted radio station to broadcast multiple additional channels of programming for public, private or subscription services. The economic impact on our stations as a result of digital conversion is not known at this time.
     Regent’s same station growth continued to outperform the industry in the quarter ended June 30, 2005. Regent reported same station growth of 3.5% while the Radio Advertising Bureau reported that the top 150 markets, combined, reported no growth for the second quarter. This marks the sixth consecutive quarter that Regent’s same station net revenue growth has beaten the top 150 markets. While the majority of our markets outperformed the industry in the second quarter, we were impacted by the local economy in our Albany market, which is our largest market in terms of broadcast revenue. Advertising revenue in that market was down approximately 6.3% compared to the same period in 2004, primarily due to reduced advertising in the automobile category.
      We anticipate completing a transaction in our Ft. Collins-Greeley, Colorado market during the fourth quarter in which we will receive $0.9 million, net of our costs, from another radio operator to move our KTRR-FM antenna off of its current tower and onto our KUAD-FM tower. This will enable us to have a better signal into the Ft. Collins-Greeley market, as well as relieve us of a long-term lease for the KTRR-FM antenna. We have received $450,000 of the contracted amount in July 2005 and expect to receive the balance of the amount in the third quarter, prior to completion of the antenna move.
RESULTS OF OPERATIONS
     A comparison of the three and six months ended June 30, 2005 versus June 30, 2004, and the key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our unaudited condensed consolidated financial statements and the related footnotes included herein.
Comparison of three months ended June 30, 2005 to three months ended June 30, 2004
     During 2004, we disposed of our Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposal of the Duluth, Erie and Lancaster markets, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. On February 1, 2004, we began operating our Bloomington, Illinois market under a time brokerage agreement (“TBA”).
     Net broadcast revenues increased 2.3% to approx imately $22.7 million in the second quarter of 2005 compared to approximately $22.2 million in the second quarter of 2004. For the quarter, our local revenue grew approximately 1.6%, while our national revenue grew approximately 7.0%. The table below provides a summary of the net broadcast revenue variance between the quarter ended June 30, 2005 and the quarter ended June 30, 2004 (in thousands):

	Net broadcast revenue
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Net broadcast revenue variance:
Local advertising	$283	1.6%
National advertising	203	7.0%
Non-traditional revenue	46	7.1%
Barter revenue	(121)	-11.9%
Other	90	10.9%

Net broadcast revenue variance	$501	2.3%

     Station operating expenses increased approximately $371,000 or 2.6% to approximately $14.8 million in the second quarter of 2005, from approximately $14.4 million in the second quarter of 2004. Promotion expense was up primarily in our Evansville market as we launched a new station format. The table below provides a summary of station operating expense variance between the quarter ended June 30, 2005 and the quarter ended June 30, 2004 (in thousands):

	Station operating expense
	variance
	Favorable (unfavorable)
Station operating expense variance:	$ Chg	% Chg
Revenue related	$(84)	-3.3%
Music license fees	(45)	-7.0%
Rating service	(46)	-8.7%
Promotion	(104)	-11.8%
Health care	(38)	-7.1%
All other, net	11	0.1%
Barter expense	(65)	-7.5%

Total station operating expense variance	$(371)	-2.6%

     Depreciation and amortization expense increased 25.6%, from approximately $1.1 million in 2004 to approximately $1.4 million in 2005. The increase consists primarily of additional amortization and depreciation expense of approximately $0.2 million related to the Bloomington stations acquired in July 2004 and approximately $0.1 million of depreciation related to capital additions at our other markets, including the Ft. Collins stations acquired in November 2004, and our corporate office.
     Corporate general and administrative expense was approximately $1.7 million in the second quarter of 2005, compared to approximately $1.9 million in the second quarter of 2004. During the second quarter of 2005, performance-based compensation was approximately $0.1 million lower than the same period of the prior year.

     Interest expense increased from approximately $0.7 million during the second quarter of 2004, to approximately $1.1 million during the second quarter of 2005. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit facility balances in the second quarter of 2005. Subsequent to the second quarter of 2004 we borrowed to fund the purchases of our Bloomington and Ft. Collins stations and to purchase 335,100 shares of Regent common stock in the third quarter of 2004 at a cost of approximately $2.0 million. In the second quarter of 2005, we borrowed to fund the purchase of approximately 3.3 million shares of Regent common stock at a total cost of approximately $20.0 million.
     Income tax expense was recorded at the federal statutory rate of 34% for the second quarter of both 2005 and 2004. State income taxes, net of federal benefit, were recorded at 5.8% and 5.0% for the second quarter of 2005 and 2004, respectively. Income tax expense for the second quarter of 2005 included 0.6% of miscellaneous tax expense.
     During 2004, we disposed of our Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS 144, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Our policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the three-month periods ended June 30, 2005 and 2004 is as follows (in thousands):

	2005	2004
Net broadcast revenue	$—	$—

Station operating expense	18	1

Depreciation and amortization expense	—	160

Allocated interest expense	—	49

Other expense/(gain), net	1	(5)

Loss before income taxes	(19)	(205)

Income tax benefit	7	80

Net loss	$(12)	$(125)

     Net income per common share was $0.05 for the second quarter of both 2005 and 2004.
     While acquisitions affect the comparability of our 2005 operating results to those of 2004, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for those markets in which we have been operating for five full quarters, excluding the effect of barter transactions and any markets sold or held for sale during those periods. Our revenues are produced exclusively by our radio stations and we believe that an analysis of the net broadcast revenues of stations we owned for the entire second quarters of 2005 and 2004 is important because it presents a more direct view of the operating effectiveness of our stations. Nevertheless, this measure should not be considered in isolation or as a substitute for net broadcast revenue, operating income, income from continuing operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The effect of barter is excluded in this comparison, as it customarily results in volatility between quarters, although differences over the full year are not material. This group of comparable markets (the “same station group”) is currently represented by 14 markets and 68 radio stations.
     For the same station group for the three months ended June 30, 2005, as compared to the same period in 2004, our net broadcast revenues increased 3.5%.

Quarter 2 Same Station Data	Quarter 2%
	2005	2004	Change
Revenue

Net broadcast revenue	$22,728	$22,227	2.3%
Less:
Net results of barter transactions and stations not included in same station category	2,714	2,881

Same station net broadcast revenue	$20,014	$19,346	3.5%

Comparison of six months ended June 30, 2005 to six months ended June 30, 2004
     Results of operations for the six months ended June 30, 2005 compared to June 30, 2004 were affected by positive results at stations operated for the entire first six months of both 2005 and 2004 and results from a time brokerage agreement with Citadel Broadcasting Company and related entities where we assumed the operations of five stations serving the Bloomington, Illinois market and Citadel assumed the operations of six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets effective February 1, 2004. Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposal of the Duluth, Erie and Lancaster markets, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.
     Net broadcast revenues increased approximately $1.7 million or 4.4% to $41.3 million for the first six months of 2005 from approximately $39.6 million for the first six months of 2004. The increase in net revenue was provided by positive results from stations operated during the entire six month period for both 2005 and 2004 and one extra month of results from the Bloomington market in 2005 as Regent began operating Bloomington under a time brokerage agreement effective February 1, 2004, and to a lesser extent the operations of one new station in Ft. Collins that began operating January 1, 2005. Excluding the results of the Bloomington market and the one station in Ft. Collins, net revenue increased approximately 3.4%. The table below provides a summary of the net broadcast revenue variance for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 (in thousands):

	Net broadcast revenue
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Net broadcast revenue variance for stations operating for entire six months:

Local advertising	$700	2.5%
National advertising	618	13.5%
Non-traditional revenue	124	13.8%
Other	57	7.7%
Barter revenue	(252)	-14.1%

Net broadcast revenue for stations operating for entire six months:	1,247	3.4%

Non same station net broadcast revenue variance	481	15.5%

Net broadcast revenue variance as reported	$1,728	4.4%

     Station operating expenses increased 4.1%, to approximately $28.5 million for the first six months of 2005 from approximately $27.4 million for the first six months of 2004. Excluding the Bloomington market and the one station in Ft. Collins, expenses were up approximately 1.9% for the first six months of 2005 versus the same period for 2004. The increase was primarily attributable to higher programming, sales and health care costs.

	Station operating expense
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Expense variance for stations operating for entire six months:

Revenue related	$(237)	-5.6%
Music license fees	(132)	-11.8%
Rating service	(79)	-7.9%
Health care	(70)	-7.1%
All other, net	(101)	-0.6%
Barter expense	126	7.8%

Total expense variance for stations operating entire six months	$(493)	-1.9%

Non same station station expense variance	(622)	-30.8%

Total station operating expense variance as reported	$(1,115)	-4.1%

     For the fist six months of 2005, depreciation and amortization expense increased 29.3%, to approximately $2.8 million from $2.1 million for the same period in 2004. The acquisition of the Bloomington market in July 2004 accounted for $0.4 million of the increase and the acquisition of the two stations in Ft Collins in November 2004 accounted for $0.1 million of the increase.

     Corporate general and administrative expense was approximately $3.7 million in the first six months of 2005, compared to approximately $3.8 million in the first six months of 2004. During the first six months of 2005, performance-based compensation was approximately $0.1 million lower than the same period of the prior year.
     Interest expense increased to approximately $2.2 million during the first six months of 2005 from approximately $1.5 million during the first six months of 2004. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit facility balances in the first half of 2005. Subsequent to the second quarter of 2004 we borrowed to fund the purchases of our Bloomington and Ft. Collins stations and to purchase 335,100 shares of Regent common stock in the third quarter of 2004 at a cost of approximately $2.0 million. In the second quarter of 2005, we borrowed to purchase approximately 3.3 million shares of Regent common stock at a total cost of approximately $20.0 million. Our average debt level for the first six months of 2005 was approximately $77.9 million, compared to approximately $68.4 million for the same period of 2004.
     Income tax expense was recorded at the federal statutory rate of 34% for the first six months of both 2005 and 2004. State income taxes, net of federal benefit, were recorded at 5.8% and 5% for the first six months of 2005 and 2004, respectively. Income tax expense for the first six months of 2005 included 0.6% of miscellaneous tax expense. The recorded state income tax expense for 2005 was offset by an income tax benefit of $126,000 recorded during the first quarter of 2005 as a result of a legislative change in the Commonwealth of Kentucky. The Company determined during the quarter that the liability previously recorded was no longer required.
     During 2004, we disposed of our Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS 144, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Our policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the six-month periods ended June 30, 2005 and 2004 is as follows (in thousands):

	2005	2004
Net broadcast revenue	$—	$432

Station operating expense	18	440

Depreciation and amortization expense	—	259

Allocated interest expense	—	98

Other expense/(gain), net	9	44

Loss before income taxes	(27)	(409)

Income tax benefit	11	159

Net loss	$(16)	$(250)

     Net income per common share was $0.06 for the first six months of both 2005 and 2004.
LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     As an acquisitive company, it is critical to have the ability to raise capital for acquisitions. Since our inception, we have demonstrated our ability to access the public markets to raise equity, and have also demonstrated our ability to access the commercial bank market, having negotiated three separate credit facilities with several banking institutions since 1998. Access to bank financing is currently very favorable for the radio sector. In December 2004 and again in July 2005, we amended our existing credit facility to reflect the favorable interest rate pricing in the current market. The most recent amendment also allows us to borrow up to $50 million for repurchases of our own stock, subject to certain conditions, and resets our maximum leverage requirements to the levels that were in place at the beginning of the existing credit agreement. At current borrowing levels, the reduced interest rate pricing will generate approximately $450,000 in annualized interest expense savings.
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
     We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to meet our requirements for corporate expenses and capital expenditures for the remainder of 2005, based on our projected operations and indebtedness and after giving effect to scheduled credit facility commitment reductions. We have available borrowings of approximately $53.7 million at June 30, 2005, subject to the terms and conditions of the credit facility. As a result of the July 2005 amendment, we have the capability to borrow up to a leverage ratio of 6.25:1.00 through the end of 2005, and at June 30, 2005 our debt leverage ratio was 4.19:1.00.

     Our cash and cash equivalents balance at June 30, 2005 was approximately $0.5 million compared to approximately $1.2 million at June 30, 2004. Cash balances between years fluctuate due to the timing of when monies are received and expenditures are made. We typically maintain a cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is utilized to pay down our revolving credit facility.
Sources of Funds
     In the first six months of 2005, net cash provided by operating activities was approximately $5.9 million, compared to approximately $6.7 million for the first six months of 2004. The decrease was due primarily to the timing of cash receipts and cash payments in the Company’s working capital accounts.
     In June 2003, we secured from a group of lenders a reducing credit agreement that provides for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility is available for working capital and permitted acquisitions, including related acquisition costs. In December 2004, we completed an amendment of our credit facility that reduced the margin applicable to our interest rates to reflect the favorable borrowing conditions and access to financing and also increased the amount of our stock that we were able to buy back by $40 million, subject to certain conditions. Effective July 26, 2005, we completed a new amendment to our credit facility. The material terms of the amendment are: (1) a reduction of the Applicable Margin on Base Rate and Eurodollar loans under the credit facility, which at the current level of indebtedness reduces the Company’s interest rate by 50 basis points; (2) to revise the definition of Permitted Acquisition Condition (a) to eliminate two leverage ratio tests relating to aggregate acquisitions by Regent in excess of $75 million and in excess of $125 million, which ratios operated to require the prior consent of the lenders for Regent acquisitions in excess of those thresholds, and (b) to eliminate the requirement for prior consent of the lenders for any single acquisition in excess of $50 million; (3) to reset the maximum leverage ratio to 6.25:1.00 which increases the Company’s borrowing capacity under the credit facility, subject to the terms and conditions of the facility; and (4) to permit Regent to use cash in the amount of up to $50 million to repurchase shares of its common stock for the period commencing July 26, 2005 through the maturity date of the credit facility. At June 30, 2005, we had borrowings under the new credit facility of approximately $92.6 million, comprised of a $62.6 million term loan and $30.0 million of revolver borrowings, and available borrowings of $53.7 million, subject to the terms and conditions of the facility.

     The term loan commitment reduces over six years beginning on December 31, 2004, and the revolving commitment reduction begins on June 30, 2005. On a quarterly basis in 2005, the commitment after reduction is approximately as follows (in thousands):

	Revolving	Term Loan	Total
Period Ending	Commitment	Commitment	Commitment
March 31, 2005	$85,000	$63,375	$148,375
June 30, 2005	83,725	62,563	146,288
September 30, 2005	82,450	61,750	144,200
December 31, 2005	81,175	60,450	141,625
     Under the credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the amended credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5% in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 0.5 % depending upon our leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 1.50%, depending upon our leverage ratio. Borrowings under the credit facility bore interest at an average rate of 4.74% and 3.14% at June 30, 2005 and June 30, 2004, respectively. Our weighted-average interest rate for the six months ended June 30, 2005 and June 30, 2004 was 4.36% and 3.13%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit facility utilized.
     One half of our term loan borrowings are subject to a LIBOR-based forward interest rate swap agreement, which effectively converts approximately $31.3 million from variable-rate debt to a fixed rate. The swap agreement became effective on June 30, 2004 and expires June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69%, plus applicable margin, which we set in August 2003 based on the market for a financial instrument of this type at that date.
     Generally, we have incurred debt in order to acquire radio properties, to make large capital expenditures, and to repurchase shares of our common stock and have opportunistically accessed the public equity markets to de-lever our balance sheet.
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
Uses of Funds
     Net cash used in investing activities was approximately $2.6 million for the first six months of 2005, compared to approximately $5.1 million for the first six months of 2004. The greater amount in the first six months of 2004 was due primarily to the completion of the exchange with Clear Channel of our four stations serving the Duluth, Minnesota market and payment of $2.7 million in cash for Clear Channel’s five stations serving the Evansville, Indiana market.
     Net cash used in financing activities was approximately $4.0 million in the first six months of 2005, compared to cash used of approximately $1.1 million in the first six months of 2004. For the first six months of 2005, approximately $20.5 million was borrowed to pay for the approximate $20.0 million of stock that was repurchased during the period and approximately $4.5 million of long term debt that was paid down. During the first six months of 2004, approximately $9.0 million was borrowed and approximately $7.0 million of stock was repurchased and approximately $3.0 million of long term debt was paid down.
     In the first six months of 2005 we funded capital expenditures of approximately $2.4 million compared to $2.1 million in the first six months of 2004. Approximately $0.7 million of the capital expenditures in the first six months of 2005 were to consolidate the multiple facilities in our Albany market, a project that began in 2004 and was completed in the second quarter of 2005. Also in the first six months of 2005 approximately $0.6 million was spent on our high definition radio project. The remaining amount of approximately $1.1 million was for maintenance capital expenditures. In the first six months of 2004, approximately $1.0 million of the capital expenditures was for consolidation projects in our Peoria and Albany markets. Maintenance capital expenditures were approximately $1.2 million in the first six months of 2004. We expect capital expenditures to be approximately $0.9 million in the third quarter of 2005, of which approximately $0.5 million is projected to be maintenance capital expenditures and the balance is for our high definition radio project.
Subsequently Completed Transactions
     The previously announced agreement to sell substantially all of the fixed and intangible assets of WRUN-AM in Utica, New York to WAMC, a not-for-profit public radio entity, for $275,000 was completed in July 2005.
      We anticipate completing a transaction in our Ft. Collins-Greeley, Colorado market during the fourth quarter in which we will receive $0.9 million, net of our costs, from another radio operator to move our KTRR-FM antenna off of its current tower and onto our KUAD-FM tower. This will enable us to have a better signal into the Ft. Collins-Greeley market, as well as relieve us of a long-term lease for the KTRR-FM antenna. We have received $450,000 of the contracted amount in July 2005 and expect to receive the balance of the amount in the third quarter, prior to completion of the antenna move.
Off-Balance Sheet Financing Arrangements
     We have no material off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
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
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is applicable for all voluntary changes in accounting principle, as well as changes required by accounting pronouncements that do not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under the former standards, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We are required to implement the provisions of SFAS 154 effective January 2006. For any voluntary changes we would make to our accounting principles after that date, the provisions of SFAS 154 would be applied.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement which effectively converted $32.5 million of our variable-rate debt under the credit facility at that date to a fixed rate beginning, June 30, 2004 and expiring June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69% plus applicable margin, a rate which was set in August 2003 based on the market for a financial instrument of this type at that date. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. Based on our exposure to variable rate borrowings at June 30, 2005, a one percent (1%) change in the weighted-average interest rate would change our annualized interest expense by approximately $613,000.

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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2005, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II-	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
     We currently and from time to time are involved in litigation incidental to the conduct of our business. In the opinion of our management, we are not a party to any lawsuit or legal proceeding that is likely to have a material adverse effect on our business or financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c)

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
			Part of Publicly	Purchased under the
	Total Number of	Average Price Paid	Announced Plan	Plan (1)
Period	Shares Purchased	per Share	(1)	(in thousands)
April 1, 2005 — April 30, 2005	0	—	0	$20,000
May 1, 2005 — May 31, 2005	1,944,011	$5.94	1,944,011	$8,445
June 1, 2005 — June 30, 2005	1,403,432	$6.02	1,403,432	$0
Total	3,347,443	$5.97	3,347,443	$0

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. Through October 2002, the Company repurchased approximately $6.7 million of its common stock under the plan, which amount the Board later replenished under the Plan at their October 2002 meeting. As of July 31, 2004, the Company had expended the entire $16.7 million authorized under the Plan. At its July 2004 meeting, the Company’s Board of Directors increased the amount authorized under the repurchase plan by an additional $20.0 million. In December 2004, we completed an amendment of our credit facility, which provided us with more favorable pricing and increased the amount of our stock that we were able to buy back, subject to certain conditions, by $40.0 million, twice the amount then approved by our Board of Directors. The entire $20.0 million of additional repurchases available under the Plan was expended during the second quarter of 2005. At its July 2005 meeting, the Company’s Board of Directors replenished Regent’s stock buyback program by authorizing the Company to expend up to $20.0 million more for stock repurchases. Effective July 26, 2005, the Company modified its credit facility to, among other things, permit Regent to use up to $50.0 million in cash to repurchase shares of its common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The Regent Communications, Inc. 2005 Annual Meeting of Stockholders was held on May 11, 2005. At the Annual Meeting, stockholders were asked to vote upon (1) the election of directors, (2) the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2005, and (3) the proposed adoption of the Regent Communications, Inc. 2005 Incentive Compensation Plan to provide for the grant of up to 2,000,000 shares of the Company’s common stock.
     The specific matters voted upon and the results of the voting were as follows:
     (1) Six incumbent directors were re-elected and two new directors were elected to serve for a one-year term expiring at the next annual meeting of stockholders. The directors were elected as follows:

Name of Director	Shares Voted “FOR”	Shares Withheld
Terry S. Jacobs	36,610,370	5,716,039
William L. Stakelin	37,316,994	5,009,415
Andrew J. Armstrong, Jr.	37,322,493	5,003,916
William H. Ingram	36,129,532	6,196,876
Timothy M. Mooney	38,163,728	4,162,681
Andrew L. Lewis, IV	37,456,923	4,869,486
William P. Sutter, Jr.	38,087,399	4,239,010
John H. Wyant	37,346,770	4,979,639
     (2) The proposal to appoint Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2005 was adopted by an affirmative vote as follows:

Shares Voted “FOR”	42,226,812
Shares Voted “AGAINST”	98,422
Shares Voted “ABSTAINING”	1,175
     (3) The proposal to adopt the Regent Communications, Inc. 2005 Incentive Compensation Plan to provide for the grant of up to 2,000,000 shares of the Company’s common stock was adopted by an affirmative vote as follows:

Shares Voted “FOR”	26,971,188
Shares Voted “AGAINST”	10,809,333
Shares Voted “ABSTAINING”	907,370
Broker Non-Votes	3,638,518

ITEM 6.	EXHIBITS.
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

REGENT COMMUNICATIONS, INC.
Date: August 9, 2005	By:	/s/ Terry S. Jacobs
Terry S. Jacobs, Chairman of the Board
and Chief Executive Officer

Date: August 9, 2005	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos, Chief
Financial Officer and Executive Vice President (Chief Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. (previously filed as Exhibit 3(b) to Amendment No. 1 to the Registrant’s Form S-4 Registration Statement No. 333-46435 filed April 8, 1999 and incorporated herein by this reference)

3(j)*	Amendments to By-Laws of Regent Communications, Inc. adopted December 13, 1999 (previously filed as Exhibit 3(h) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)

4(b)*	Amendment and Consent under Credit Agreement dated as of December 15, 2004, by and among Regent Broadcasting, Inc., the financial institutions from time to time party to the Credit Agreement as lenders thereunder, Fleet National Bank, as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank, as co-documentation agents for the Lenders (previously filed as Exhibit 4(b) to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference)

4(c)*	Amendment under Credit Agreement dated as of July 12, 2005, by and among Regent Broadcasting, LLC, formerly Regent Broadcasting, Inc., Regent Communications, Inc., the several financial institutions from time to time party to the Credit Agreement as lenders thereunder, Bank of America, N.A. (successor by merger to Fleet National Bank), as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank., as co-documentation

E-2

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
agents for the Lenders (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed August 1, 2005 and incorporated herein by this reference)

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-3