Form 10-Q
period 2005-09-30
REGENT COMMUNICATIONS INC
filed 2005-11-09
CIK 913015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common Stock, $.01 par value — 41,844,370 shares outstanding as of November 3, 2005

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
INDEX

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 (unaudited) and September 30, 2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	39

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Broadcast revenues, net of agency commissions	$22,931	$22,454	$64,280	$62,075

Station operating expenses	14,576	14,033	43,042	41,384
Depreciation and amortization	1,345	1,219	4,102	3,351
Corporate general and administrative expenses	2,792	1,842	6,514	5,632
Loss on sale of long-lived assets	28	12	44	36

Operating income	4,190	5,348	10,578	11,672

Interest expense	(1,271)	(1,023)	(3,473)	(2,498)
Other income (expense), net	9	(39)	18	(129)

Income from continuing operations before income taxes	2,928	4,286	7,123	9,045
Income tax expense	(1,525)	(1,790)	(3,094)	(3,645)

Income from continuing operations	1,403	2,496	4,029	5,400
Discontinued operations:
Loss from operations of discontinued operations, net of income tax		(27)	(16)	(245)
Gain on sale of discontinued operations, net of income tax	—	5,591	—	5,559

Income (loss) on discontinued operations	—	5,564	(16)	5,314

Net income	$1,403	$8,060	$4,013	$10,714

Basic and diluted income per common share:

Income from continuing operations	$0.03	$0.06	$0.09	$0.12
Income (loss) from discontinued operations	0.00	0.12	0.00	0.11

Net income	$0.03	$0.18	$0.09	$0.23

Weighted average number of common shares:
Basic	41,870	45,130	43,733	46,006
Diluted	42,080	45,405	43,940	46,450
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$975	$1,246
Accounts receivable, net of allowance of $953 and $844 at September 30, 2005 and December 31, 2004, respectively	14,460	13,618
Assets held for sale	—	465
Other current assets	1,669	889

Total current assets	17,104	16,218

Property and equipment, net	36,790	36,944
Intangible assets, net	308,554	309,116
Goodwill	34,451	32,990
Other assets	1,600	2,093

Total assets	$398,499	$397,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,200	$4,068
Accounts payable	1,727	1,772
Accrued compensation	1,520	2,075
Other current liabilities	4,544	3,710

Total current liabilities	12,991	11,625

Long-term debt, less current portion	83,050	72,450
Other long-term liabilities	459	965
Deferred taxes	28,327	23,495

Total liabilities	124,827	108,535

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,085,992 and 48,083,492 shares issued at September 30, 2005 and December 31, 2004, respectively	481	481
Treasury stock, 6,284,028 and 2,958,466 shares, at cost at September 30, 2005 and December 31, 2004, respectively	(35,828)	(15,994)
Additional paid-in capital	348,419	347,990
Accumulated other comprehensive income (loss), net of tax	94	(144)
Accumulated deficit	(39,494)	(43,507)

Total stockholders’ equity	273,672	288,826

Total liabilities and stockholders’ equity	$398,499	$397,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,013	$10,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,102	3,643
Deferred income tax expense	3,005	6,964
Gain on sale of radio stations	—	(9,311)
Non-cash compensation expense	1,008	599
Other, net	689	557
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,193)	(1,205)
Other assets	(218)	(180)
Current and long-term liabilities	630	689

Net cash provided by operating activities	12,036	12,470

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	(509)	(6,635)
Capital expenditures	(3,205)	(2,844)
Other	452	30

Net cash used in investing activities	(3,262)	(9,449)

Cash flows from financing activities:
Principal payments on long-term debt	(9,768)	(7,045)
Long-term debt borrowings	21,500	13,000
Purchase of treasury shares	(20,654)	(8,996)
Other	(123)	(127)

Net cash used in financing activities	(9,045)	(3,168)

Net decrease in cash and cash equivalents	(271)	(147)
Cash and cash equivalents at beginning of period	1,246	1,673

Cash and cash equivalents at end of period	$975	$1,526

Supplemental schedule of non-cash financing and investing activities:
Value of Erie and Lancaster stations exchanged for Bloomington stations	$—	$37,143
Value of Duluth stations exchanged for Evansville stations	$—	$5,300
Capital lease obligations incurred	$64	$145
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
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.5 million and $2.4 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $6.9 million and $6.4 million for the nine months ended September 30, 2005 and 2004, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three- and nine-month periods ended September 30, 2005 and 2004 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Barter revenue	$1,022	$1,051	$2,627	$2,852
Barter expense	$880	$934	$2,450	$2,557

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Comprehensive Income
     The following table shows the components of comprehensive income for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net income	$1,403	$8,060	$4,013	$10,714
Gain (loss) on hedge agreement, net of income taxes	68	(62)	238	(131)

Comprehensive income	$1,471	$7,998	$4,251	$10,583

Stock-based Compensation Plans
     The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. No expense was recorded related to the Company’s stock-based compensation plans for the three months ended September 30, 2004. During the first quarter of 2004, the Company accelerated the vesting of stock options granted to employees terminated due to the then-pending disposition of certain radio stations. This change in vesting created a new measurement date. Accordingly, the Company recorded expense of approximately two thousand dollars for the difference between the price of the common stock underlying the options at the new measurement date and the exercise price of the options. On August 31, 2005, the Company’s board of directors granted immediate vesting and an extension of the life for all unexercised stock options held by the Company’s Chief Executive Officer, Terry S. Jacobs, in anticipation of his retirement on September 1, 2005. Under this extension, each option will remain available for exercise through its contractual life. The Company recorded pre-tax non-cash compensation expense of approximately $508,000 related to the extension of life for those options.
     The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share information):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$1,403	$8,060	$4,013	$10,714
Add: Stock-based employee compensation included in reported net income, net of related tax effects	335	-	335	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,040)	(381)	(1,868)	(1,103)

Pro forma net income	$698	$7,679	$2,480	$9,612

Earnings per share:
Basic — as reported	$0.03	$0.18	$0.09	$0.23
Basic — pro forma	$0.02	$0.17	$0.06	$0.21
Diluted — as reported	$0.03	$0.18	$0.09	$0.23
Diluted — pro forma	$0.02	$0.17	$0.06	$0.21
For the three and nine months ended September 30, 2005, stock-based compensation in the above table includes approximately $600,000 of proforma expense related to the vesting acceleration for stock options held by Mr. Jacobs.
The fair value of each option grant and each share of common stock issued under the Company’s Employee Stock Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions as of September 30, 2005 and 2004:

	2005	2004
Dividends	None	None
Volatility	52.3% — 65.7%	58.9% — 61.1%
Risk-free interest rate	3.72% — 4.18%	2.80% — 3.93%
Expected term	5 years	5 years
Discontinued Operations
     In 2004, the Company disposed of its Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the three- and nine-month periods ended September 30, 2005 and 2004 is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenue	$—	$—	$—	$432
Depreciation and amortization expense	—	33	—	292
Allocated interest expense	—	13	—	111
Loss before income taxes	—	(45)	(27)	(410)
Income Taxes
     Regent recorded income taxes at an effective rate of 52.1% for the third quarter of 2005. The rate increase is primarily due to income tax return true-ups during the third quarter due to the filing of the Company’s 2004 income tax returns. For the nine months ended September 30, 2005, the effective rate was approximately 43.4%. During the first nine months of 2005, the Company reversed $144,000 of long-term liability, with a corresponding decrease in income tax expense. The reversal of the liability was due primarily to a legislative change in the Commonwealth of Kentucky during the first quarter of 2005 that made the liability unnecessary.
2. CHANGE IN MANAGEMENT
     On September 1, 2005, Terry S. Jacobs, the Company’s Chairman of the Board and Chief Executive Officer, retired from the Company. Mr. Jacobs remains on the Company’s Board of Directors in the position of Vice Chairman. The Company recorded approximately $1.2 million in cash and non-cash expense during the third quarter related to Mr. Jacobs’ board-authorized retirement package. Approximately $169,000 of the cash portion of Mr. Jacobs’ retirement package was paid during the third quarter of 2005, with the remaining $504,000 of cash to be paid in bi-weekly installments through December 31, 2006.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. COMPLETED DISPOSITION
     On July 6, 2005, Regent completed the sale of substantially all of the fixed and intangible assets of WRUN-AM in Utica, New York to WAMC, a not-for-profit public radio entity, for $275,000. The Company treated the disposal of WRUN-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations. The Company recorded a loss of approximately $50,000 related to the sale of WRUN-AM.
4. LONG-TERM DEBT
     Long-term debt consisted of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Senior reducing term loan	$61,750	$64,188
Senior reducing revolving credit facility	26,500	12,000
Subordinated promissory note	—	330

	88,250	76,518
Less: current portion of long-term debt	(5,200)	(4,068)

	$83,050	$72,450

     Borrowings under the credit facility bore interest at an average rate of 4.86% at September 30, 2005 and 4.28% at December 31, 2004.
     Effective July 26, 2005, the Company and its lenders entered into an amendment to the Company’s credit facility. The material terms of the amendment are: a reduction of the applicable margin on base rate and eurodollar loans under the credit facility, which at the current level of indebtedness reduces the Company’s interest rate by 50 basis points; to revise the definition of permitted acquisition condition (a) to eliminate two leverage ratio tests relating to aggregate acquisitions by Regent in excess of $75 million and in excess of $125 million, which ratios operated to require the prior consent of the lenders for Regent acquisitions in excess of those thresholds, and (b) to eliminate the requirement for prior consent of the lenders for any single acquisition in excess of $50 million; to reset the maximum leverage ratio to 6.25:1.00 which increased the Company’s borrowing capacity under the credit facility, subject to the terms and conditions of the facility, and; to permit Regent to use cash in the amount of up to $50 million to repurchase shares of its common stock for the period commencing July 26, 2005 through the maturity date of the credit facility. Regent incurred approximately $41,000 in financing costs related to the amendment, a portion of which were deferred and are being amortized to interest expense over the remaining life of the credit facility using the effective interest method.
5. SUPPLEMENTAL GUARANTOR INFORMATION
     The Company conducts the majority of its business through its subsidiaries (“Subsidiary Guarantors”). The Subsidiary Guarantors are wholly-owned by Regent Broadcasting, Inc.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Set forth below are condensed consolidating financial statements for RCI, RBI and the Subsidiary Guarantors, including the Condensed Consolidating Statements of Operations for the three-month and nine-month periods ended September 30, 2005 and 2004, the Condensed Consolidating Balance Sheets as of September 30, 2005 and December 31, 2004, and the Condensed Consolidating Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004. The equity method of accounting has been used by the Company to report its investment in subsidiaries. Substantially all of RCI’s and RBI’s income and cash flows are generated by their subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended September 30, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$22,931	$—	$22,931

Station operating expenses	—	—	14,576	—	14,576
Depreciation and amortization	24	—	1,321	—	1,345
Corporate general and administrative expenses	2,764	28	—	—	2,792
Loss on sale of long-lived assets	—	—	28	—	28
Equity (loss) in earnings of subsidiaries	909	3,348	—	(4,257)	—

Operating (loss) income	(1,879)	3,320	7,006	(4,257)	4,190

Interest expense	—	(1,271)	—	—	(1,271)
Other income (expense), net	12	(3)	—	—	9

(Loss) income from operations before income taxes	(1,867)	2,046	7,006	(4,257)	2,928
Income tax benefit (expense)	882	(1,137)	(3,658)	2,388	(1,525)

Net (loss) income	$(985)	$909	$3,348	$(1,869)	$1,403

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Three Months Ended September 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$22,454	$—	$22,454

Station operating expenses	—	—	14,033	—	14,033
Depreciation and amortization	22	—	1,197	—	1,219
Corporate general and administrative expenses	1,824	18	—	—	1,842
Loss on sale of long-lived assets	—	—	12	—	12
Equity (loss) in earnings of subsidiaries	1,788	4,139	—	(5,927)	—

Operating (loss) income	(58)	4,121	7,212	(5,927)	5,348

Interest expense	(13)	(1,010)	—	—	(1,023)
Other income (expense), net	2	(9)	(32)	—	(39)

(Loss) income from continuing operations before income taxes	(69)	3,102	7,180	(5,927)	4,286
Income tax benefit (expense)	42	(1,308)	(3,025)	2,501	(1,790)

(Loss) income from continuing operations	(27)	1,794	4,155	(3,426)	2,496
Income (loss) from discontinued operations, net of income taxes	5,586	(6)	(16)	—	5,564

Net income (loss)	$5,559	$1,788	$4,139	$(3,426)	$8,060

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Nine Months Ended September 30, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$64,280	$—	$64,280

Station operating expenses	—	—	43,042	—	43,042
Depreciation and amortization	71	—	4,031	—	4,102
Corporate general and administrative expenses	6,449	65	—	—	6,514
Loss on sale of long-lived assets	—	—	44	—	44
Equity (loss) in earnings of subsidiaries	3,484	9,696	—	(13,180)	—

Operating (loss) income	(3,036)	9,631	17,163	(13,180)	10,578

Interest expense	(8)	(3,465)	—	—	(3,473)
Other income (expense), net	15	(6)	9	—	18

(Loss) income from continuing operations before income taxes	(3,029)	6,160	17,172	(13,180)	7,123
Income tax benefit (expense)	1,316	(2,676)	(7,460)	5,726	(3,094)

(Loss) income from continuing operations	(1,713)	3,484	9,712	(7,454)	4,029
Loss on discontinued operations, net of income taxes	—	—	(16)	—	(16)

Net (loss) income	$(1,713)	$3,484	$9,696	$(7,454)	$4,013

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Operations
	(in thousands)
	Nine Months Ended September 30, 2004
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Broadcast revenues, net of agency commissions	$—	$—	$62,075	$—	$62,075

Station operating expenses	—	—	41,384	—	41,384
Depreciation and amortization	61	—	3,290	—	3,351
Corporate general and administrative expenses	5,576	56	—	—	5,632
Loss on sale of long-lived assets	—	—	36	—	36
Equity (loss) in earnings of subsidiaries	4,452	10,114	—	(14,566)	—

Operating (loss) income	(1,185)	10,058	17,365	(14,566)	11,672

Interest expense	(22)	(2,476)	—	—	(2,498)
Other income (expense), net	8	(14)	(123)	—	(129)

(Loss) income from continuing operations before income taxes	(1,199)	7,568	17,242	(14,566)	9,045
Income tax benefit (expense)	483	(3,050)	(6,949)	5,871	(3,645)

(Loss) income from continuing operations	(716)	4,518	10,293	(8,695)	5,400
Income (loss) on discontinued operations, net of income taxes	5,559	(66)	(179)	—	5,314

Net income (loss)	$4,843	$4,452	$10,114	$(8,695)	$10,714

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Balance Sheets
	(in thousands)
	September 30, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$975	$—	$—	$975
Accounts receivable, net	14	—	14,446	—	14,460
Other current assets	928	149	592	—	1,669

Total current assets	942	1,124	15,038	—	17,104

Intercompany receivable	—	—	84,039	(84,039)	—
Investment in subsidiaries	258,968	428,868	—	(687,836)	—
Property and equipment, net	371	—	36,419	—	36,790
Intangible assets, net	—	—	308,554	—	308,554
Goodwill	1,599	—	32,852	—	34,451
Other assets	13,944	1,265	41	(13,650)	1,600

Total assets	$275,824	$431,257	$476,943	$(785,525)	$398,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$5,200	$—	$—	$5,200
Accounts payable and accrued expenses	2,137	—	5,654	—	7,791
Intercompany payable	—	84,039	—	(84,039)	—

Total current liabilities	2,137	89,239	5,654	(84,039)	12,991

Long-term debt, less current portion	—	83,050	—	—	83,050
Deferred taxes and other long-term liabilities	15	—	42,421	(13,650)	28,786

Total liabilities	2,152	172,289	48,075	(97,689)	124,827

Stockholders’ equity	273,672	258,968	428,868	(687,836)	273,672

Total liabilities and stockholders’ equity	$275,824	$431,257	$476,943	$(785,525)	$398,499

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Condensed Consolidating Statements of Cash Flows
	(in thousands)
	Nine Months Ended September 30, 2005
			Subsidiary
	RCI	RBI	Guarantors	Eliminations	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(7,068)	$(3,900)	$23,004	$—	$12,036

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	—	(509)	—	—	(509)
Capital expenditures	(54)	(3,151)	—	—	(3,205)
Other	—	—	452	—	452

Net cash (used in) provided by investing activities	(54)	(3,660)	452	—	(3,262)

Cash flows from financing activities:
Principal payments on long- Term debt	(330)	(9,438)	—	—	(9,768)
Long-term debt borrowings	—	21,500	—	—	21,500
Purchase of treasury shares	(20,654)	—	—	—	(20,654)
Other	13	(39)	(97)	—	(123)
Net transfers from (to) subsidiaries	28,093	(4,734)	(23,359)	—	—

Net cash provided by (used in) financing activities	7,122	7,289	(23,456)	—	(9,045)

Net decrease in cash and cash equivalents	—	(271)	—	—	(271)
Cash and cash equivalents at beginning of period	—	1,246	—	—	1,246

Cash and cash equivalents at end of period	$—	$975	$—	$—	$975

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

6. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at September 30, 2005 or December 31, 2004. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

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
     During the first nine months of 2005 and 2004, Regent reissued 84,364 shares and 78,056 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase shares of its common stock at certain market price levels. From inception of the program and through July 2004, the Company expended approximately $16.7 million, the entire amount authorized by the Board under the program as of that date. The amount expended includes repurchases of 1,540,020 shares of Regent common stock at an aggregate purchase price of approximately $9.0 million through the first seven months of 2004. At their subsequent July 2004 meeting, the Board authorized the repurchase of an additional $20.0 million under the stock buyback program. No additional purchases of stock were made during the third quarter of 2004 and the entire $20.0 million of authorized funds were available for repurchase at September 30, 2004. During the second quarter of 2005, the Company repurchased 3,347,443 shares of its common stock for an aggregate purchase price of approximately $20.0 million, thereby exhausting the amount authorized for repurchases by the Board at their July 2004 meeting. At its July 27, 2005 meeting, the Company’s Board of Directors again increased the amount available for repurchases under the Company’s stock buyback program by an additional $20.0 million. In July 2005, the Company’s credit facility was amended to allow repurchases of the Company’s common stock of up to $50.0 million. During the third quarter of 2005, the Company repurchased 18,232 shares of Regent stock for an aggregate purchase price of approximately $92,000. Additionally, on September 1, 2005, the Company repurchased 100,000 shares of Regent common stock from Terry S. Jacobs, its former Chief Executive Officer, at a price of $5.62 per share, pursuant to the terms of Mr. Jacobs’ retirement package authorized by the Company’s Board of Directors. The purchase price was based upon the average of the high and low price for a share of Regent common stock on September 1, 2005.
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
Definite-lived Intangible Assets

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements, pre-sold advertising contracts and employment and sports rights agreements. Pre-sold advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement. Non-compete, employment and sports rights agreements are amortized over the life of the agreement. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$1,426	$1,066	$1,426	$685
Pre-sold advertising contracts	969	969	969	969
Sports right and employment agreements	944	350	944	167

Total	$3,339	$2,385	$3,339	$1,821

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the nine months ended September 30, 2005 and 2004 was approximately $564,000 and $185,000, respectively. For the three months ended September 30, 2005 and 2004, aggregate amortization expense related to the Company’s definite-lived intangible assets was approximately $185,000 and $127,000, respectively. For the three and nine months ended September 30, 2004, approximately $2,000 and $12,000, respectively, of amortization expense previously recorded and related to the operations of markets that were sold was reclassified to discontinued operations under the provisions of SFAS 144. The estimated annual amortization expense for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is approximately $747,000, $418,000, $146,000, $146,000 and $61,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. Upon adoption of SFAS 142, the Company ceased amortizing these assets, and instead tests the assets at least annually for impairment. The following table presents the carrying amount for the Company’s indefinite-lived intangible assets at September 30, 2005 and December 31, 2004 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30,	December 31,
	2005	2004
FCC licenses	$307,600	$307,598

Goodwill
     The following table presents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2005 (in thousands):

Goodwill
Balance as of December 31, 2004	$32,990
Acquisition-related goodwill	1,461

Balance as of September 30, 2005	$34,451

     During the first quarter of 2005, the Company recorded approximately $1.2 million of goodwill related to deferred tax liabilities recorded for the difference between the fair market value and tax basis of the assets and liabilities of Livingston County Broadcasters, which the Company purchased in 2004.
8. EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Common stock options that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 2,226,923 for the three and nine months ended September 30, 2005, and 2,351,623 and 1,783,873 for the three and nine months ended September 30, 2004, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Income from continuing operations	$1,403	$2,496	$4,029	$5,400
Income (loss) on discontinued operations, net of taxes	—	5,564	(16)	5,314

Net income	$1,403	$8,060	$4,013	$10,714

Basic and diluted net income per common share:
Income from continuing operations	$0.03	$0.06	$0.09	$0.12
Income (loss) from discontinued operations	0.00	0.12	0.00	0.11

Net income	$0.03	$0.18	$0.09	$0.23

Weighted average basic common shares	41,870	45,130	43,733	46,006
Dilutive effect of stock options and warrants	210	275	207	444

Weighted average diluted common shares	42,080	45,405	43,940	46,450

Stock options and warrants to purchase shares of common stock assumed exercised and included in the calculation of diluted net income per share:
Stock options	2,104	1,628	2,104	2,195
Warrants	790	790	790	790
9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, as revised, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is applicable to share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Formerly, under the provisions of SFAS

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
123, companies were permitted to follow the recognition and measurement principles of APB 25 and provide additional footnote disclosures of what net income or loss would have been had the Company followed the fair-value-based provisions contained in SFAS 123. SFAS 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions for stock options that have future vesting provisions or as newly granted beginning on the grant date of such options. The Company will be required to implement SFAS 123R in the first quarter of 2006. Assuming there was no change in the variables used to calculate the fair market value of share-based compensation, if the Company had followed the provisions of SFAS 123R for the three-month and nine-month periods ended September 30, 2005 and 2004, net income (loss) and basic and diluted income (loss) per common share would have approximated the proforma amounts disclosed in Footnote 1, Stock-Based Compensation Plans, for those periods. Regent is currently evaluating all of the provisions of SFAS 123R and its expected effect on the Company, including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model, and determining a transition method.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies certain terminology in FASB Statement No. 143 and the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of asset retirement obligations. The Company is required to implement the provisions in FIN 47 no later than December 31, 2005. Regent is currently evaluating the impact that FIN 47 will have on its operations and cash flows, if any.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is applicable for all voluntary changes in accounting principle, as well as changes required by accounting pronouncements that do not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under the former standards, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The Company is required to implement the provisions of SFAS 154 effective January 2006. For any voluntary changes Regent would make to its accounting principles after that date, the provisions of SFAS 154 would be applied.
     In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-6”). EITF 05-6 addresses assessing the amortization period for leasehold improvements acquired in a business combination and leasehold improvements placed in service significantly after and not contemplated at the beginning of a lease term. The Company has applied the provisions of EITF 05-6 to all leasehold improvements acquired since the June 2005 ratification of EITF 05-6 with no material impact on the Company’s financial position, cash flows, or results of operations.

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
     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular: increased competition for attractive properties and advertising dollars; increased competition from emerging technologies; fluctuations in the cost of operating radio properties; our ability to effectively integrate our acquisitions; changes in the regulatory climate affecting radio broadcast companies; and cancellations, disruptions or postponements of advertising schedules in response to national or world events. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission (SEC). These documents are available free of charge at the SEC’s website at http://www.sec.gov and from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.
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
Executive Overview Update
     On September 1, 2005, Terry S. Jacobs, the Company’s Chairman of the Board and Chief Executive Officer, retired from the Company. Mr. Jacobs remains on the Company’s Board of Directors in the position of Vice Chairman. The Company recorded approximately $1.2 million in cash and non-cash expense during the third quarter related to Mr. Jacobs’ board-authorized retirement package. William Stakelin, Regent’s prior President and Chief Operating Officer, succeeded Mr. Jacobs as President and Chief Executive Officer. The role of Chairman has been filled by William Sutter, who has been a member of the company’s Board of Directors since 1999. Additionally, Regent’s Senior Vice President and Chief Financial Officer, Tony Vasconcellos, has been promoted to Executive Vice President and Chief Financial Officer.
     On September 1, 2005, the Company repurchased 100,000 shares of Regent common stock from Terry S. Jacobs, its former Chief Executive Officer, at a price of $5.62 per share, pursuant to the terms of Mr. Jacobs’ retirement package authorized by the Company’s Board of Directors. The purchase price was based upon the average of the high and low price for a share of Regent common stock on September 1, 2005.
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
     The Company has approximately $19.0 million remaining under the current stock purchase plan authorized by the Board on July 27, 2005. During the quarter ended September 30, 2005, we repurchased 18,232 shares of Regent common stock at a cost of approximately $92,000, including commissions, at an average price of $5.01 per share. During the fourth quarter of 2005 we have purchased an additional 174,000 shares at a cost of approximately $876,000, including commissions, at an average price of $5.00 per share. While our primary strategy remains focused on the acquisition of radio properties, we have demonstrated that we will also employ capital to repurchase our own stock when the stock price is at a level that we believe to be beneficial to our stockholders to do so.

     In December 2004, we paid a one-time license fee of $300,000 to Ibiquity Digital Corporation for the right to convert 60 of our stations to digital or high definition radio. The contract we have entered into with Ibiquity stipulates that we convert a predetermined number of our stations to high definition radio over a six-year period beginning in 2004. Six of our stations are scheduled for conversion to high definition radio in 2005, and at September 30, 2005 three of those stations were broadcasting in high definition with the other three stations scheduled to be converted by the end of the fourth quarter. The cost of equipment to convert our stations to high definition is currently averaging approximately $160,000 per station. The conversion will enable the stations to broadcast digital quality sound and also provide certain services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast multiple additional channels of programming for public, private or subscription services. The economic impact on our stations as a result of digital conversion is not known at this time.
     Regent’s same station growth continued to outperform the industry in the quarter ended September 30, 2005. Regent reported same station growth of 3.6% while the Radio Advertising Bureau reported that the average of the top 150 markets reported 1% growth for the third quarter. This marks the seventh consecutive quarter that Regent’s same station net revenue growth has surpassed the cumulative average for the top 150 markets. While the majority of our markets have outperformed the industry in the first nine months of 2005 and our advertising revenue was increased in our Lafayette market due to Hurricane Katrina, we have been impacted by the local economies in our Albany, Bloomington and Evansville markets. Advertising revenue in Albany is down approximately 2% compared to the same period in 2004, primarily due to reduced advertising in the automobile category. The local economy for our Bloomington market has been depressed due in part to prolonged summer drought conditions and reduced advertising in the automobile category. Evansville local advertising revenue has been flat in 2005 and we have invested in the promotion of a new station at higher than normal levels. Additionally, the Bloomington and Evansville markets have been subjected to new competitive challenges to some of our formats in these markets.
Outlook
     We anticipate completing a transaction in our Ft. Collins-Greeley, Colorado market during the fourth quarter in which we will move our KTRR-FM antenna off of its current tower and onto our KUAD-FM tower. This will enable us to have a better signal into the Ft. Collins-Greeley market, as well as relieve us of a long-term lease for the KTRR-FM antenna. We received the contracted amount of $0.9 million in the third quarter from another operator to complete this transaction and we expect to report a pre-tax gain of approximately $1.0 million in the fourth quarter.
     In our Albany, New York market, new programming will begin on December 19, 2005, to replace the Howard Stern show, on our simulcast rock-formatted stations WQBK-FM and WQBJ-FM. The Howard Stern show is moving to satellite radio in 2006. Although the Company as a whole will not be significantly impacted, we anticipate that net broadcasting revenue in Albany will be negatively impacted in the short term by this change but will be mitigated by the elimination of program rights fees related to the airing of the Howard Stern show.
     The impact of inflation on our operations has not been significant to date. There can be no assurance, however, that a high rate of inflation in the future would not have an adverse impact on our operating results.

RESULTS OF OPERATIONS
     A comparison of the three and nine months ended September 30, 2005 versus September 30, 2004, and the key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our unaudited condensed consolidated financial statements and the related footnotes included herein.
Comparison of three months ended September 30, 2005 to three months ended September 30, 2004
     During 2004, we disposed of our Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposal of the Duluth, Erie and Lancaster markets, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on third quarter 2005 and 2004 results (in thousands):

	2005	2004
Net broadcast revenue	$—	$—
Station operating expense	—	1
Depreciation and amortization expense	—	33
Allocated interest expense	—	13
Other expense/(gain), net	—	(9,357)

Income before income taxes	—	9,310
Income tax expense	—	(3,746)

Net income	$—	$5,564

     Net broadcast revenues increased 2.1% to approximately $22.9 million in the third quarter of 2005 compared to approximately $22.5 million in the third quarter of 2004. The table below provides a summary of the net broadcast revenue variance between the quarter ended September 30, 2005 and the quarter ended September 30, 2004 (in thousands):

	Net broadcast revenue
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Net broadcast revenue variance:

Local advertising	$466	2.6%

National advertising	94	3.4%

Barter revenue	(29)	-2.8%

Other	(54)	-12.4%

Net broadcast revenue variance	$477	2.1%

     For the quarter, our local revenue grew approximately 2.6%, while our national revenue grew approximately 3.4%. Local and national revenue were negatively impacted in our Bloomington market by the drought in the state of Illinois. Local and national revenue were favorably impacted by Hurricane Katrina in our Lafayette market. Additionally, 2004 quarterly results included approximately $100,000 of political revenue from several of Regent’s markets located in, what were, battleground states during the 2004 election year.
     Station operating expenses increased approximately $543,000 or 3.9% to approximately $14.6 million in the third quarter of 2005, from approximately $14.0 million in the third quarter of 2004. The table below provides a summary of station operating expense variance between the quarter ended September 30, 2005 and the quarter ended September 30, 2004 (in thousands):

	Station operating expense
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Station operating expense variance:

Technical expenses	$(49)	-6.1%
Programming expenses	(204)	-4.6%
Promotional expense	(33)	-5.8%
Sales expenses	(61)	-1.3%
Administrative expenses	(250)	-7.6%
Barter expense	54	6.1%

Total station operating expense variance	$(543)	-3.9%

     The increase in programming expenses was in part due to increased compensation costs to talent, primarily in our Grand Rapids market as we launched a new morning team, increased bonuses related to ratings increases, increased research expenses, and increased music license fees. Sales expenses increased as a result of the increase in broadcasting revenues. The increase in administrative expenses was due primarily to increases in health care costs, personal property taxes and professional fees.
     Depreciation and amortization expense increased 10.3%, from approximately $1.2 million in 2004 to approximately $1.3 million in 2005. The increase consists primarily of additional amortization and depreciation expense of approximately $0.1 million related to the Bloomington stations acquired in July 2004 and approximately $0.1 million of depreciation related to the Ft. Collins stations acquired in November 2004, offset by some reductions at our other markets.
     Corporate general and administrative expense was approximately $2.8 million in the third quarter of 2005, compared to approximately $1.8 million in the third quarter of 2004. The third quarter of 2005 included approximately $1.2 million related to the retirement package for Terry S. Jacobs, the Company’s former CEO and Chairman of the Board, who retired as of September 1, 2005. Excluding the retirement package, general and administrative expense declined approximately $0.2 due to reduced incentive-based compensation and lower costs associated with compliance with Sarbanes-Oxley Section 404 regulations.
     Interest expense increased from approximately $1.0 million during the third quarter of 2004, to approximately $1.3 million during the third quarter of 2005. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit facility balances in the third quarter of 2005. Subsequent to the third quarter of 2004, we borrowed to fund the purchases of our Ft. Collins stations and to purchase 335,100 shares of Regent common stock during the third quarter of 2004, at a cost of approximately $2.0 million. In the second quarter of 2005, we borrowed to fund the purchase of approximately 3.3 million shares of Regent common stock at a total cost of approximately $20.0 million.
     The effective income tax rate for the third quarter 2005 and 2004 was 52.1% and 41.8%, respectively. Income tax expense was recorded at the federal statutory rate of 34% for the third quarter of both 2005 and 2004. In the third quarter of 2005, current and deferred state income taxes, net of federal benefit, were recorded at 14.2%. Income tax of 3.9% was related to other permanent items. For the third quarter of 2004, current and deferred state income taxes, net of federal benefit, were recorded at a 7.3% rate and other permanent items represent an additional 0.5%. The increase in the state rate in 2005 was due primarily to the combination of legislative changes in New York and Kentucky and the true-up of deferred state income taxes.
     Net income per common share was $0.03 for the third quarter of 2005 and $0.18 for the third quarter of 2004. Income from continuing operations was $0.06 per share in the third quarter of 2004.
     While acquisitions affect the comparability of our 2005 operating results to those of 2004, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for those markets in which we have been operating for five full quarters, excluding the effect of barter transactions and any markets sold or held for sale during those periods. Our revenues are produced exclusively by our radio stations and we believe that an analysis of the net broadcast revenues of stations we owned for the entire third quarters of both 2005 and 2004 is important because it presents a more direct view of the operating effectiveness of our stations. Nevertheless, this measure should not be considered in isolation or as a substitute for net broadcast revenue, operating income, income from continuing operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The effect of barter is excluded in this comparison, as it customarily results in volatility between quarters, although differences over the full year are not material. This group of comparable markets (the “same station group”) is currently represented by 14 markets and 68 radio stations.

     For the same station group for the three months ended September 30, 2005, as compared to the same period in 2004, our net broadcast revenues increased 3.6%.
Quarter 3 Same Station Data

	Quarter 3%
	2005	2004	Change
Revenue

Net broadcast revenue	$22,931	$22,454	2.1%
Less:
Net results of barter transactions and stations not included in same station category	2,782	3,010

Same station net broadcast revenue	$20,149	$19,444	3.6%

Comparison of nine months ended September 30, 2005 to nine months ended September 30, 2004
     Results of operations for the nine months ended September 30, 2005 compared to September 30, 2004 were affected by a time brokerage agreement with Citadel Broadcasting Company and related entities where we assumed the operations of five stations serving the Bloomington, Illinois market and Citadel assumed the operations of six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets effective February 1, 2004. The effect of this transaction resulted in recording eight months of activity for our Bloomington market in 2004 compared to the nine full months in 2005. Additionally, and to a lesser extent, results were impacted by the operations of one new station in our Ft.Collins market that began operating January 1, 2005.
     Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposal of the Duluth, Erie and Lancaster markets, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the year to date period ended September 30, 2005 and September 30, 2004 (in thousands):

	2005	2004
Net broadcast revenue	$—	$432

Station operating expense	18	440

Depreciation and amortization expense	—	292

Allocated interest expense	—	111

Other expense/(income), net	9	(9,311)

(Loss)/income before income taxes	(27)	8,900

Income tax benefit/(expense)	11	(3,586)

Net (loss)/income	$(16)	$5,314

     Net broadcast revenues increased approximately $2.2 million or 3.6% to $64.3 million for the first nine months of 2005 from approximately $62.1 million for the first nine months of 2004. The table below provides a summary of the net broadcast revenue variance for the comparable nine-month periods (in thousands):

	Net broadcast revenue
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Net broadcast revenue variance:

Local advertising	$1,839	3.7%
National advertising	731	9.5%
Other	(140)	-11.0%
Barter revenue	(225)	-7.9%

Net broadcast revenue variance	$2,205	3.6%

     The variance in local advertising of 3.7% for the first nine months of 2005 compared to 2004 was due primarily to the improvement in the local economies in our Peoria, St. Cloud, and Flint markets, as well as increased advertising in our Lafayette market due to Hurricane Katrina. The favorable national revenue variance was due to substantial increases in national revenue in a number of our smaller markets, partially offset by decreased national revenue in the Albany, Flint and Bloomington markets.
     Station operating expenses increased 4.0%, to approximately $43.0 million for the first nine months of 2005 from approximately $41.4 million for the first nine months of 2004. The table below provides a summary of the station operating expense variance for the nine month periods (in thousands):

	Station operating expense
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Total station operating expense variance:

Technical expenses	$(3)	-0.2%
Programming expenses	(675)	-5.1%
Promotions expenses	(121)	-5.7%
Sales expenses	(402)	-3.0%
Administrative expenses	(564)	-5.8%
Barter expense	107	4.4%

Total station operating expense variance	$(1,658)	-4.0%

     The increase in programming expenses was due primarily to increased compensation expenses, music license fees and research costs. The increased promotion expenses were due primarily to the launching of a new format in our Evansville market. Sales expenses increased due primarily to compensation costs related to the increased revenue, as well as increased rating service costs. Administrative expenses were higher due to increased overhead expenses, such as health care, personal property taxes, professional and legal fees and bad debt expense associated with increased revenue.
     For the first nine months of 2005, depreciation and amortization expense increased 22.4%, to approximately $4.1 million from $3.4 million for the same period in 2004. The acquisition of the Bloomington stations in July 2004 accounted for $0.5 million of the increase and the acquisition of the two stations in Ft Collins in November 2004 accounted for $0.2 million of the increase.
     Corporate general and administrative expense was approximately $6.5 million in the first nine months of 2005, compared to approximately $5.6 million in the first nine months of 2004. The 2005 year to date amounts include approximately $1.2 million related to the retirement package for Terry S. Jacobs, the Company’s former CEO and Chairman of the Board, who retired as of September 1, 2005. During the first nine months of 2005, performance-based compensation was approximately $0.2 million lower than the same period of the prior year and expense to comply with Sarbanes-Oxley Section 404 was approximately $0.1 million lower than the same period of the prior year.
     Interest expense increased to approximately $3.5 million during the first nine months of 2005 from approximately $2.5 million during the first nine months of 2004. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit facility balances in the first nine months of 2005. Subsequent to the third quarter of 2004 we borrowed to fund the purchases of our Ft. Collins stations and to purchase 335,100 shares of Regent common stock in the third quarter of 2004 at a cost of approximately $2.0 million. In the second quarter of 2005, we borrowed to purchase approximately 3.3 million shares of Regent common stock at a total cost of approximately $20.0 million. Our average debt level for the first nine months of 2005 was approximately $81.9 million, compared to approximately $70.9 million for the same period of 2004.

     The effective income tax rate for the third quarter 2005 and 2004 was 43.4% and 40.3%, respectively. Income tax expense was recorded at the federal statutory rate of 34% for the first nine months of both 2005 and 2004. Current and deferred state income taxes, net of federal benefit, were recorded at 9.2% for the first nine months of 2005 and other permanent items represented 0.2%. For the first nine months of 2004, current and deferred state income taxes, net of federal benefit, were recorded at a 5.8% rate and other permanent items represent an additional 0.5%. The increase in the state rate in 2005 was due primarily to the combination of legislative changes in New York and Kentucky and the true-up of deferred state income taxes.
     Net income per common share was $0.09 for the first nine months of 2005 and $0.23 for 2004. Income from continuing operations was $0.12 per share for the first nine months of 2004.
LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     As an acquisitive company, it is critical to us to have the ability to raise capital for acquisitions. Since our inception, we have demonstrated our ability to access the public markets to raise equity, and have also demonstrated our ability to access the commercial bank market, having negotiated three separate credit facilities with several banking institutions since 1998. Access to bank financing is currently very favorable for the radio sector. In December 2004 and again in July 2005, we amended our existing credit facility to reflect the favorable interest rate pricing in the current market. The most recent amendment also allows us to borrow up to $50 million for repurchases of our own stock, subject to certain conditions, and resets our maximum leverage requirements to the levels that were in place at the beginning of the existing credit agreement. At current borrowing levels, the reduced interest rate pricing will generate approximately $450,000 in annualized interest expense savings.
     We believe that we have sufficient access to funds so that we will be able to pursue our strategy for the balance of 2005 if we are able to find suitable acquisitions at acceptable prices. We also anticipate that if we were to make an acquisition that would require borrowings in excess of our current borrowing capacity, we would be able to fund our capital requirements by either refinancing our current credit facility, or by obtaining financing through a variety of options available to us, including, but not limited to, access to public capital through our shelf registration statement.
     We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to meet our requirements for corporate expenses and capital expenditures for the remainder of 2005, based on our projected operations and indebtedness and after giving effect to scheduled credit facility commitment reductions. We have available borrowings of approximately $56.0 million at September 30, 2005, subject to the terms and conditions of the credit facility. As a result of the July 2005 amendment, we have the capability to borrow up to a leverage ratio of 6.25:1.00 through the end of June 2006. At September 30, 2005 our debt leverage ratio was 4.17:1.00.
     Our cash and cash equivalents balance at September 30, 2005 was approximately $1.0 million compared to approximately $1.5 million at September 30, 2004. Cash balances between years fluctuate due to the timing of when monies are received and expenditures are made. We typically maintain a cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit facility.

Sources of Funds
     In the first nine months of 2005, net cash provided by operating activities was approximately $12.0 million, compared to approximately $12.5 million for the first nine months of 2004. The decrease was due primarily to the timing of cash receipts and cash payments in the Company’s working capital accounts.
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
     At September 30, 2005, we had borrowings under the credit facility of approximately $88.3 million, comprised of a $61.8 million term loan and $26.5 million of revolver borrowings, and available borrowings of $56.0 million, subject to the terms and conditions of the facility.
     The term loan commitment reduces over six years beginning on December 31, 2004, and the revolving commitment reduction began on June 30, 2005. On a quarterly basis in 2005 and 2006, the commitment after reduction is approximately as follows (in thousands):

	Revolving	Term Loan	Total
Period Ending	Commitment	Commitment	Commitment
September 30, 2005	$82,450	$61,750	$144,200
December 31, 2005	81,175	60,450	141,625
March 31, 2006	79,900	59,150	139,050
June 30, 2006	77,563	57,850	135,413
September 30, 2006	75,225	56,550	131,775
     Under the credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the amended credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5% in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 0.5 % depending upon our leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 1.50%, depending upon our leverage ratio. Borrowings under the credit facility bore interest at an average rate of 4.86% and 4.22% at September 30, 2005 and September 30, 2004, respectively. Our weighted-average interest rate for the nine months ended September 30, 2005 and September 30, 2004 was 4.42% and 3.47%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit facility utilized.
          One half of our term loan borrowings are subject to a LIBOR-based forward interest rate swap agreement, which effectively converts approximately $30.9 million from variable-rate debt to a fixed rate. The swap agreement became effective on June 30, 2004 and expires June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69%, plus applicable margin, which we set in August 2003 based on the market for a financial instrument of this type at that date.
     Generally, we have incurred debt in order to acquire radio properties, to make large capital expenditures, and to repurchase shares of our common stock, and have opportunistically accessed the public equity markets to de-lever our balance sheet.
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
     In July 2005, we completed the sale of substantially all of the fixed and intangible assets of WRUN-AM in Utica, New York to WAMC, a not-for-profit public radio entity, for $275,000.
Uses of Funds
     Net cash used in investing activities was approximately $3.3 million for the first nine months of 2005, compared to approximately $9.4 million for the first nine months of 2004. The greater amount in the first nine months of 2004 was due primarily to the completion of the exchange with Clear Channel of our four stations serving the Duluth, Minnesota market and payment of $2.7 million in cash for Clear Channel’s five stations serving the Evansville, Indiana market and the completion of the exchange with Citadel of our four stations serving the Erie, Pennsylvania market and our two stations serving the Lancaster-Reading, Pennsylvania market and $3.7 million cash for Citadel’s five stations serving the Bloomington, Illinois market.
          In the first nine months of 2005 we funded capital expenditures of approximately $3.2 million compared to $2.8 million in the first nine months of 2004. Approximately $0.9 million of the capital expenditures in the first nine months of 2005 was to consolidate the multiple facilities in our Albany market, a project that began in 2004 and was completed in the second quarter of 2005. Also in the first nine months of 2005 approximately $0.8 million was spent on our high definition radio project. The remaining $1.5 million was for maintenance capital expenditures. In the first nine months of 2004, approximately $1.1 million of capital expenditures was for consolidation projects in our Peoria and Albany markets. Maintenance capital expenditures were approximately $1.8 million in the first nine months of 2004. We expect capital expenditures to be approximately $0.4 million in the fourth quarter of 2005, of which approximately $0.3 million is projected to be maintenance capital expenditures and approximately $0.1 million is for our high definition radio project.
     Net cash used in financing activities for the first nine months of 2005 was approximately $9.0 million, compared to approximately $3.2 million used during the same period of 2004. During the 2005 period we utilized approximately $21.5 million of borrowings under our credit facility to repurchase approximately $20.1 million of stock through the Company’s authorized stock buyback program and to repurchase approximately $0.6 million of stock pursuant to the retirement of our former Chief Executive Officer. We utilized cash from operating activities to repay approximately $9.8 million of long-term debt. During the first nine months of 2004, approximately $13.0 million was borrowed under the credit facility, of which approximately $7.0 million was repaid, and approximately $9.0 million of stock was repurchased under the stock buyback program.
Off-Balance Sheet Financing Arrangements
     We have no material off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, as revised, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is applicable to share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Formerly, under the provisions of SFAS 123, companies were permitted to follow the recognition and measurement principles of APB 25 and provide additional footnote disclosures of what net income or loss would have been had the Company followed the fair-value-based provisions contained in SFAS 123. SFAS 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions for stock options that have future vesting provisions or as newly granted beginning on the grant date of such options. We will be required to implement SFAS 123R in the first quarter of 2006. Assuming there was no change in the variables used to calculate the fair market value of share-based compensation, if we had followed the provisions of SFAS 123R for the quarters ended March 31, 2005 and 2004, net income (loss) and basic and diluted income (loss) per common share would have approximated the proforma amounts disclosed in Footnote 1, Stock-Based Compensation Plans, for those periods. We are currently evaluating all of the provisions of SFAS 123R and its expected effect on us, including, among other items, reviewing compensation strategies related to stock-based awards, selecting an option pricing model, and determining a transition method.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies certain terminology in FASB Statement No. 143 and the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of asset retirement obligations. We are required to implement the provisions in FIN 47 no later than December 31, 2005, and are currently evaluating the impact that FIN 47 will have on our operations and cash flows, if any.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is applicable for all voluntary changes in accounting principle, as well as changes required by accounting pronouncements that do not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under the former standards, most voluntary changes in accounting principle were recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. We are required to implement the provisions of SFAS 154 effective January 2006. For any voluntary changes we would make to our accounting principles after that date, the provisions of SFAS 154 would be applied.
     In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-6”). EITF 05-6 addresses assessing the amortization period for leasehold improvements acquired in a business combination and leasehold improvements placed in service significantly after and not contemplated at the beginning of a lease term. We have applied the provisions of EITF 05-6 to all leasehold improvements acquired since the June 2005 ratification of EITF 05-6 with no material impact on our financial position, cash flows, or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement which effectively converted $32.5 million of our variable-rate debt under the credit facility at that date to a fixed rate, beginning June 30, 2004 and expiring June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69% plus applicable margin, a rate which was set in August 2003 based on the market for a financial instrument of this type at that date. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. Based on our exposure to variable rate borrowings at September 30, 2005, a one percent (1%) change in the weighted-average interest rate would change our annualized interest expense by approximately $574,000.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2005, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c)

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number		Shares Purchased	Yet be Purchased
	of Shares	Average Price Paid	as Part of Publicly	under the Plan (1)
Period	Purchased (2)	per Share	Announced Plan(1)	(in thousands)
July 1, 2005 — July 31, 2005	0	—	0	$20,000
August 1, 2005 — August 31, 2005	0	—	0	$20,000
September 1, 2005 — September 30, 2005	118,232	$5.53	18,232	$19,908
Total	118,232	$5.53	18,232	$19,908

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. Through October 2002, the Company repurchased approximately $6.7 million of its common stock under the plan, which amount the Board later replenished under the Plan at their October 2002 meeting. As of July 31, 2004, the Company had expended the entire $16.7 million authorized under the Plan. At its July 2004 meeting, the Company’s Board of Directors increased the amount authorized under the repurchase plan by an additional $20.0 million. In December 2004, we completed an amendment of our credit facility, which provided us with more favorable pricing and increased the amount of our stock that we were able to buy back, subject to certain conditions, by $40.0 million, twice the amount then approved by our Board of Directors. The entire $20.0 million of additional repurchases available under the Plan was expended during the second quarter of 2005. At its July 2005 meeting, the Company’s Board of Directors replenished Regent’s stock buyback program by authorizing the Company to expend up to $20.0 million more for stock repurchases. Effective July 26, 2005, the Company modified its credit facility to, among other things, permit Regent to use up to $50.0 million in cash to repurchase shares of its common stock. During the third quarter of 2005, the Company expended approximately $92,000 of the $20.0 million authorized by the Board under the Plan at their July 2005 meeting.

(2)	On September 1, 2005, the Company repurchased 100,000 shares of Regent stock from Terry S. Jacobs, its former Chief Executive Officer, at a price of $5.62 per share, pursuant to the terms of Mr. Jacobs’ retirement package authorized by the Company’s Board of Directors. The purchase price was based upon the average of the high and low price for a share of Regent common stock on September 1, 2005.
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

REGENT COMMUNICATIONS, INC.

Date: November 9, 2005	By:	/s/ William L. Stakelin

William L. Stakelin, Chief Executive
Officer and President

Date: November 9, 2005	By:	/s/ Anthony A. Vasconcellos

Anthony A. Vasconcellos, Chief
Financial Officer and Executive Vice President
(Chief Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)	Amended and Restated By-Laws of Regent Communications, Inc. adopted July 27, 2005

4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)

4(b)*	Amendment and Consent under Credit Agreement dated as of December 15, 2004, by and among Regent Broadcasting, Inc., the financial institutions from time to time party to the Credit Agreement as lenders thereunder, Fleet National Bank, as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank, as co-documentation agents for the Lenders (previously filed as Exhibit 4(b) to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference)

4(c)*	Amendment under Credit Agreement dated as of July 12, 2005, by and among Regent Broadcasting, LLC, formerly Regent Broadcasting, Inc., Regent Communications, Inc., the several financial institutions from time to time party to the Credit Agreement as lenders thereunder, Bank of America, N.A. (successor by merger to Fleet National Bank), as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank., as co-documentation agents for the Lenders (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed August 1, 2005 and incorporated herein by this reference)

10(a)*	Separation Agreement and General Release by and between Terry S. Jacobs and Regent Communications, Inc. dated September 1, 2005 (previously filed as Exhibit 10(a) to the Registrant’s Form 8-K filed September 8, 2005 and incorporated herein by this reference)

E-2

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-3