Form 10-K
period 2005-12-31
REGENT COMMUNICATIONS INC
filed 2006-03-15
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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
Common Stock, $.01 par value per share
(Title of class)
Rights to purchase Series J Junior Participating Preferred Stock
(Title of class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)     Yes ☐          No ☑
      As of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $189,608,631 based upon the closing sale price of $5.87 on the Nasdaq Stock Market’s National Market for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
      The number of common shares of registrant outstanding as of March 2, 2006 was 41,824,843.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of registrant’s definitive Proxy Statement to be filed during April 2006 in connection with the 2006 Annual Meeting of Stockholders presently scheduled to be held on May 10, 2006 are incorporated by reference into Part III of this Form 10-K.

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
General Development of Business
      We are a radio broadcasting company focused on acquiring, developing and operating radio stations in mid-sized and small markets. We currently own 56 FM and 18 AM radio stations in 15 markets in California, Colorado, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, New York, and Texas. Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets that are ranked by BIA Publications, Inc. in their Investing in Radio 2005 Market Report, except Albany, New York and Grand Rapids, Michigan, where our clusters rank third.
      Our primary strategy is to secure and maintain a leadership position in the markets we serve and to expand into additional mid-sized and small markets where we can achieve a leadership position. After we enter a market, we seek to acquire stations that, when integrated with our existing operations, will allow us to reach a wider range of demographic groups that appeal to advertisers, increase revenue and achieve substantial cost savings. Additionally, we believe that our advertising pricing on a supply and demand basis, when combined with the added reach of our radio station clusters, allows us to compete successfully for advertising revenue against non-radio competitors such as print media, television, cable and outdoor advertising.
      Relative to the largest radio markets in the United States, we believe that the mid-sized and small markets represent attractive operating environments because they are generally characterized by the following:

•	a greater use of radio advertising compared to the national average;

•	growth in advertising revenues as national and regional retailers expand into mid-sized and small markets;

•	less direct format competition due to a smaller number of owners in any given market; and

•	lower overall susceptibility to fluctuations in general economic conditions due to a lower percentage of national versus local advertising revenues.
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
Completed Disposition
      On July 6, 2005, we completed the sale of one station in Utica, New York to WAMC Inc. for $275,000.
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
      From time to time, in compliance with applicable law, we enter into a time brokerage agreement (under which separately owned and licensed stations agree to function cooperatively in terms of programming, advertising, sales and other matters), or a similar arrangement, with a target property prior to final Federal Communications Commission (“FCC”) approval and the consummation of the acquisition, in order to gain a head start on the integration process.
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
Station Portfolio
      We currently own 56 FM and 18 AM radio stations in 15 mid-sized and small markets. The following table sets forth information about the stations that we owned at December 31, 2005.
      As you review the information in the table below, you should note the following:

•	The abbreviation “MSA” in the table means the market’s rank among the largest metropolitan statistical areas in the United States.

•	In the Primary Demographic Target column, the letter “A” designates adults, the letter “W” designates women and the letter “M” designates men. The numbers following each letter designate the range of ages included within the demographic group.

•	Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

•	We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets from Investing in Radio 2005 Market Report, published by BIA Publications, Inc.

•	We obtained all audience share information from the Fall 2005 Radio Market Report published by The Arbitron Company, the radio broadcast industry’s principal ratings service. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

•	N/A indicates the market has no MSA rank and is not rated by Arbitron.

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

Albany, NY	59			3	17.2
WQBJ(FM)		Rock	M 18-49
WQBK(FM)		Rock	M 18-49
WABT(FM)		Hot Adult Contemporary	A 25-54
WGNA(FM)		Country	A 25-54
WTMM(AM)		Sports	M 35+
Bloomington, IL	235			1	36.3
WJBC (AM)		News/Talk	A 35-54
WBNQ (FM)		Hot Adult Contemporary	W 25-54
WBWN (FM)		Country	A 25-54
WTRX (FM)		Classic Rock	M 25-54
WJEZ (FM)		Adult Contemporary	A 25-54
Chico, CA	190			2	16.7
KFMF(FM)		Rock	M 18-49
KALF(FM)		Country	A 25-54
KQPT(FM)		Alternative	A 18-34
KZAP(FM)		Rhythmic CHR	A 18-34
El Paso, TX	70			2	13.4
KSII(FM)		Hot Adult Contemporary	W 25-54
KLAQ(FM)		Rock	M 18-49
KROD(AM)		News/Talk	A 35+
Evansville, IN	155			2	38.3
WKDQ(FM)		Country	A 25-54
WJLT(FM)		Oldies	W 25-54
WDKS(FM)		CHR	A 18-34
WYNG(FM)		Sports	M 25-54
WGBF(FM)		Rock	A 18-34
WGBF(AM)		Talk	A 35+

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

Flint, MI	119			1	26.3
WCRZ(FM)		Adult Contemporary	W 25-54
WWBN(FM)		Rock	M 18-49
WFNT(AM)		Nostalgia	A 35+
WRCL(FM)		Rhythmic CHR	A 18-34
WQUS(FM)		Classic Hits	A 25-54
WLSP(AM)		Variety	A 35+
Ft. Collins-Greeley, CO	130			1	17.4
KUAD(FM)		Country	A 25-54
KTRR(FM)		Adult Contemporary	W 25-54
KKQZ(FM)		Rock	M 25-54
KKPL(FM)		Alternative	A 18-34
KARS(FM)		Oldies	A 35+
Grand Rapids, MI	66			3	14.4
WLHT(FM)		Adult Contemporary	W 25-54
WGRD(FM)		New Rock	M 18-49
WTRV(FM)		Soft Adult Contemporary	W 35+
WNWZ(AM)		Spanish	A 25-54
WFGR(FM)		Oldies	A 35+
Lafayette, LA	98			1	26.9
KPEL(FM)		Talk	A 35+
KTDY(FM)		Adult Contemporary	A 25-54
KRKA(FM)		Rhythmic CHR	A 18-34
KFTE(FM)		Alternative	A 18-34
KMDL(FM)		Country	A 25-54
KPEL(AM)		Talk	A 35+
KROF(AM)		Sports	A 35+
Owensboro, KY	N/A			1	N/A
WOMI(AM)		News/Talk	A 35+
WBKR(FM)		Country	A 25-54
Peoria, IL	135			2	27.0
WVEL(AM)		Gospel	A 35+
WGLO(FM)		Classic Rock	M 25-54
WIXO(FM)		Alternative	A 18-34
WPIA(FM)		Contemporary Christian	A 25-54
WVEL(FM)		Religious	A 35+
WFYR(FM)		Country	A 25-54

Station
				Cluster	Station
				Rank by	Cluster
		Station	Primary	Market	12+
Radio Market/	MSA	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Format	Target	Share	Share

Redding, CA	215			1	40.3
KSHA(FM)		Soft Adult Contemporary	W 25-54
KNNN(FM)		CHR	A 18-34
KRDG(FM)		Oldies	A 35-54
KRRX(FM)		Rock	M 18-49
KNRO(AM)		ESPN	M 35+
KQMS(AM)		News/Talk/Sports	A 35+
St. Cloud, MN	212			1	26.8
KMXK(FM)		Adult Contemporary	W 25-54
WWJO(FM)		Country	A 25-54
WJON(AM)		News/Talk	A 35+
KLZZ(FM)		Classic Rock	M 25-54
KKSR(FM)		Dance CHR	A 18-34
KXSS(AM)		Adult Standards	A 35-64
Utica-Rome, NY	151			1	35.0
WODZ(FM)		Oldies	A 35-54
WLZW(FM)		Adult Contemporary	W 25-54
WFRG(FM)		Country	A 25-54
WIBX(AM)		News/Talk	A 35+
Watertown, NY	257			1	41.0
WCIZ(FM)		Classic Hits	A 25-54
WFRY(FM)		Country	A 25-54
WTNY(AM)		Talk	A 35+
WNER(AM)		ESPN	M 35+
Advertising Sales
      Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2005, approximately 85% of our net broadcast revenue was generated from the sale of locally driven advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of our advertisers include automotive, retail, telecommunications and entertainment.
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
Employees
      At February 28, 2006, we employed approximately 880 persons. Nine of our employees in Watertown, New York are covered by a collective bargaining agreement. None of our other employees are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.
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
      License Grant and Renewal. Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station’s renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. On March 2, 2005, a petition to deny our application to renew the license of our station KKSR-FM in Sartell, Minnesota (St. Cloud) was filed with the FCC. We are contesting that petition at the FCC. Based on our preliminary review of the claims asserted in such petition, we do not believe that the petition will result in the non-renewal of KKSR-FM’s license, or any of our other FCC authorizations. We are not currently aware of any facts that would prevent the timely renewal of any of our other licenses to operate our radio stations, although we cannot assure you that all of our licenses will be renewed.
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

						Expiration
						Date of
		FCC	HAAT in	Power in		FCC
Market	Station Call Letters	Class	Meters	Kilowatts	Frequency	License

Albany, NY	WQBJ(FM)	B	150	50.0	103.5 MHz	06/01/06
	WQBK(FM)	A	92	6.0	103.9 MHz	06/01/06
	WABT(FM)	A	107	5.0	104.5 MHz	06/01/06
	WGNA(FM)	B	300	12.5	107.7 MHz	06/01/06
	WTMM(AM)	B	N/A	5.0	1300 kHz	06/01/06
Bloomington, IL	WJBC (AM)	C	N/A	1.0	1230 kHz	12/01/12
	WBNQ (FM)	B	142	50.0	101.5 MHz	12/01/12
	WBWN (FM)	B1	100	25.0	104.1 MHz	12/01/12
	WTRX (FM)	B1	144	12.0	93.7 MHz	12/01/12
	WJEZ (FM)	A	149	1.3	98.9 MHz	12/01/12
Chico, CA	KFMF(FM)	B1	344	2.0	93.9 MHz	12/01/13
	KQPT(FM)	B	193	28.0	107.5 MHz	12/01/13
	KALF(FM)	B	386	7.0	95.7 MHz	12/01/13
	KZAP(FM)	B1	393	1.5	96.7 MHz	12/01/13

						Expiration
						Date of
		FCC	HAAT in	Power in		FCC
Market	Station Call Letters	Class	Meters	Kilowatts	Frequency	License

El Paso, TX	KSII(FM)	C	433	100.0	93.1 MHz	08/01/13
	KLAQ(FM)	C	424	100.0	95.5 MHz	08/01/13
	KROD(AM)	B	N/A	5.0	600 kHz	08/01/13
Evansville, IN	WKDQ(FM)	C	300	100.0	99.5 MHz	08/01/12
	WYNG(FM)	B	128	50.0	94.9 MHz	12/01/12
	WDKS(FM)	A	100	6.0	106.1 MHz	08/01/12
	WJLT(FM)	B	150	50.0	105.3 MHz	08/01/12
	WGBF(FM)	A	138	3.2	103.1 MHz	08/01/12
	WGBF(AM)	B	N/A	5.0 daytime	1280 kHz	08/01/12
				1.0 night
Flint, MI	WCRZ(FM)	B	101	50.0	107.9 MHz	10/01/12
	WWBN(FM)	A	149	1.8	101.5 MHz	10/01/12
	WFNT(AM)	B	N/A	5.0 daytime	1470 kHz	10/01/12
				1.0 night
	WRCL(FM)	A	133	3.5	93.7 MHz	10/01/12
	WQUS(FM)	A	91	3.0	103.1 MHz	10/01/12
	WLSP(AM)	B	N/A	5.0 daytime	1530 kHz	10/01/12
				1.0 night
Ft. Collins-Greeley, CO	KUAD(FM)	C1	212	100.0	99.1 MHz	04/01/13
	KTRR(FM)	C2	125	50.0	102.5 MHz	04/01/13
	KKQZ(FM)	C3	168	8.7	94.3 MHz	04/01/13
	KKPL(FM)	C2	150	50.0	99.9 MHz	10/01/13
	KARS(FM)	C	372	100.0	102.9 MHz	10/01/13
Grand Rapids, MI	WLHT(FM)	B	168	40.0	95.7 MHz	10/01/12
	WGRD(FM)	B	180	13.0	97.9 MHz	10/01/12
	WTRV(FM)	A	92	3.5	100.5 MHz	10/01/12
	WNWZ(AM)	D	N/A	1.0 daytime	1410 kHz	10/01/12
				.048 night
	WFGR(FM)	A	150	2.75	98.7 MHz	10/01/12
Lafayette, LA	KMDL(FM)	C2	171	38.0	97.3 MHz	06/01/12
	KRKA(FM)	C1	263	100.0	107.9 MHz	06/01/12
	KFTE(FM)	C2	163	42.0	96.5 MHz	06/01/12
	KTDY(FM)	C	300	100.0	99.9 MHz	06/01/12
	KPEL(FM)	C3	89	25.0	105.1 MHz	06/01/12
	KPEL(AM)	B	N/A	1.0 daytime	1420 kHz	06/01/12
				0.75 night
	KROF(AM)	D	N/A	1.0 daytime	960 kHz	06/01/12
				.095 night
Owensboro, KY	WOMI(AM)	C	N/A	0.83	1490 kHz	08/01/12
	WBKR(FM)	C	320	91.0	92.5 MHz	08/01/12

						Expiration
						Date of
		FCC	HAAT in	Power in		FCC
Market	Station Call Letters	Class	Meters	Kilowatts	Frequency	License

Peoria, IL	WGLO(FM)	B1	189	7.0	95.5 MHz	12/01/12
	WVEL(FM)	A	137	3.3	101.1 MHz	12/01/12
	WPIA(FM)	A	100	6.0	98.5 MHz	12/01/12
	WVEL(AM)	D	N/A	5.0 daytime	1140 kHz	12/01/12
	WFYR(FM)	B1	103	23.5	97.3 MHz	12/01/12
	WIXO(FM)	A	178	1.5	99.9 MHz	12/01/12
Redding, CA	KRRX(FM)	C	600	100.0	106.1 MHz	Pending
	KNNN(FM)	C2	465	1.6	99.3 MHz	12/01/13
	KQMS(AM)	C	N/A	1.0	1400 kHz	12/01/13
	KSHA(FM)	C	475	100.0	104.3 MHz	12/01/13
	KRDG(FM)	C1	379	28.0	105.3 MHz	12/01/13
	KNRO(AM)	B	N/A	10.0 daytime	1670 kHz	Pending
				1.0 night
St. Cloud, MN	KMXK(FM)	C2	150	50.0	94.9 MHz	04/01/13
	WJON(AM)	C	N/A	1.0	1240 kHz	04/01/13
	WWJO(FM)	C	305	100.0	98.1 MHz	04/01/13
	KKSR(FM)	C2	138	50.0	96.7 MHz	Pending
	KLZZ(FM)	C3	126	9.0	103.7 MHz	04/01/13
	KXSS(AM)	B	N/A	2.5 daytime	1390 kHz	04/01/13
				1.0 night
Utica-Rome, NY	WODZ(FM)	B1	184	7.4	96.1 MHz	06/01/06
	WLZW(FM)	B	201	25.0	98.7 MHz	06/01/06
	WFRG(FM)	B	151	100.0	104.3 MHz	06/01/06
	WIBX(AM)	B	N/A	5.0	950 kHz	06/01/06
Watertown, NY	WCIZ(FM)	A	100	6.0	93.3 MHz	06/01/06
	WFRY(FM)	C1	145	100.0	97.5 MHz	06/01/06
	WTNY(AM)	B	N/A	1.0	790 kHz	06/01/06
	WNER(AM)	D	N/A	3.5 daytime	1410 kHz	06/01/06
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
      Multiple Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market, as well as the combination of radio stations, television stations and newspapers that any entity can own in a single market. The radio multiple-ownership rules may preclude us from acquiring certain stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other stations. The local radio ownership rules are as follows:

•	in markets with 45 or more radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

•	in markets with 30 to 44 radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

•	in markets with 15 to 29 radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

•	in markets with 14 or fewer radio stations, ownership is limited to five commercial stations or no more than 50.0% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.
      In 2003, the FCC changed the methodology by which it defines a particular radio market and counts stations to determine compliance with the radio multiple ownership restrictions. Those new rules generally result in parties being able to own fewer radio stations in Arbitron-rated markets than was the case under the previous rules. The FCC’s new rules also provide that parties who own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new rules, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible “small businesses.” A temporary stay of these rules was lifted in August 2004, and they are now in effect. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in certain of our current markets may be limited. In June 2004, the United States Court of Appeals for the Third Circuit remanded to the FCC for further justification or modification the FCC’s decision to retain the numerical limits on local radio ownership set forth above. Pending action on such remand, the FCC has continued to apply such limits.
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
      As part of its 2003 order on broadcast ownership, the FCC adopted new rules which would eliminate television-radio cross ownership restrictions in markets with four or more television stations, and would relax newspaper-broadcast cross ownership restrictions in markets with between four and eight television stations (inclusive). Under these new rules, cross ownership among newspapers, radio and television stations would not be permitted in markets with fewer than four television stations and would not be restricted in markets with nine or more television stations. The Third Circuit Court of Appeals has remanded certain aspects of these rules to the FCC for further justification or modification, and these new rules have been stayed by the Court pending the Court’s review of the FCC’s action on remand. In the meantime, the FCC has continued to apply its previous rules regarding cross ownership.
      The FCC generally applies its ownership limits to attributable interests held by an individual, corporation, partnership or other association. In the case of corporations directly or indirectly controlling broadcast licenses, the interests of officers, directors, and those who, directly or indirectly, have the right to vote 5.0% or more of the corporation’s voting stock are generally attributable. However, certain passive investors are attributable if they hold 20.0% or more of the corporation’s voting stock. In addition, the interests of minority shareholders in a corporation generally are not attributable if a single entity or individual holds 50% or more of that corporation’s voting stock.
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
      Time Brokerage. It is not uncommon for radio stations to enter into what are commonly referred to as time brokerage agreements or local marketing agreements. While these agreements may take varying forms, under a typical time brokerage agreement, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these arrangements, separately-owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of time brokerage agreement is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.

      The FCC’s rules provide that a radio station that brokers more than 15.0% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC’s multiple ownership rules. As a result, in a market where we own a radio station, we would not be permitted to enter into a time brokerage agreement with another local radio station in the same market if we could not own the brokered station under the multiple ownership rules, unless our programming on the brokered station constituted 15.0% or less of the brokered station’s programming time on a weekly basis. FCC rules also prohibit a broadcast station from duplicating more than 25.0% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM), either through common ownership of the two stations or through a time brokerage agreement where the brokered and brokering stations which it owns or programs serve substantially the same area.
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
      Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, obscene and indecent broadcasts and technical operations, including limits on human exposure to radio frequency radiation.
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
      The FCC has selected In-Band On-Channeltm as the exclusive technology for terrestrial digital operations by AM and FM radio stations. The FCC has authorized commencement of “hybrid” In-Band On-Channeltm transmissions, that is, simultaneous broadcast in both digital and analog format pending the adoption of formal licensing and service rules. Nighttime operations by digital AM stations have not yet been authorized and remain subject to further review. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channeltm technology would permit a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding In-Band On-Channel tm technology and what effect such regulations would have on our business or the operations of our radio stations. It is also unclear what future impact the introduction of digital broadcasting will have on the markets in which we compete.
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
      Federal Antitrust Considerations. The Federal Trade Commission and the United States Department of Justice, which evaluate transactions to determine whether those transactions should be challenged under the federal antitrust laws, may investigate certain radio station acquisitions. We cannot predict the outcome of any specific Federal Trade Commission or Department of Justice investigation. Any decision by the Federal Trade Commission or Department of Justice to challenge a proposed acquisition could affect our ability to consummate the acquisition or to consummate it on the proposed terms.
      For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules promulgated thereunder, require the parties to file Notification and Report Forms with the Federal Trade Commission and the Department of Justice and to observe specified waiting period requirements before consummating the acquisition. During the initial 30-day period after the filing, the investigating agency may determine that the transaction does not raise significant antitrust issues, in which case it will either terminate the waiting period or allow it to expire after the initial 30 days. On the other hand, if the agency determines that the transaction requires a more detailed investigation, then, at the conclusion of the initial 30-day period, it will issue a formal request for additional information. The issuance of a formal request extends the waiting period until the 20th calendar day after the date of substantial compliance by all parties to the acquisition. Thereafter, the waiting period may only be extended by court order or with the consent of the parties. In practice, complying with a formal request can take a significant amount of time. In addition, if the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including persuading the agency that the proposed acquisition would not violate the antitrust laws, restructuring the proposed acquisition, divestiture of other assets of one or more parties, or abandonment of the transaction. These discussions and negotiations can be time consuming, and the parties may agree to delay completion of the acquisition during their pendency.
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
      Our Internet site (www.regentcomm.com) makes available free of charge to interested parties our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules we file electronically with the Securities and Exchange Commission (the “Commission”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the Commission at the Commission’s Internet site (http://www.sec.gov).

Item 1A.	Risk Factors.

We Face Many Unpredictable Business Risks That Could Have a Material Adverse Effect on Our Future Operations.
      Our operations are subject to many business risks, including certain risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business. These include:

•	changing economic conditions, both generally and relative to the radio broadcasting industry;

•	shifts in population, listenership, demographics, or audience tastes;

•	the level of competition for advertising revenues with other radio stations, satellite radio, television stations, newspapers, Internet-based media, and other communications media;

•	technological changes and innovations; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies, including the U.S. Department of Justice, the Federal Trade Commission, and the Federal Communications Commission (FCC).
      Given the inherent unpredictability of these variables, we cannot with any degree of certainty predict what effect, if any, these risks will have on our future operations.

An Economic Downturn in Any of Our Significant Markets Could Adversely Affect Our Revenue and Cash Flow.
      Our stations are located in a relatively small number of markets. A significant decline in net broadcasting revenue from our stations in any of our significant markets could have a material adverse effect on our operations and financial condition.

We May Be Adversely Affected By a General Deterioration in Economic Conditions.
      We derive substantially all of our revenue from the sale of advertising time on our radio stations. Generally, advertising tends to decline during economic recessions or downturns. Futhermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. A recession or downturn in the U.S. economy could have a significant effect on our financial condition or results of operations.

We Have Substantial Indebtedness and Debt Service Requirements.
      At December 31, 2005, our long-term debt, including current portion, was approximately $84.5 million. We have borrowed and may continue to borrow to finance acquisitions, repurchase shares of our common stock, or for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is and will be required for debt service. Our significant levels of debt could have negative consequences for us. You should note that:

•	a substantial portion of our cash flow is, and will be, dedicated to debt service and is not, and will not be, available for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired in the future;

•	certain of our borrowings are, and will be, at variable rates of interest, which may expose us to the risk of increases in interest rates; and

•	our level of indebtedness could make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.
      Under the terms of our credit facility, the amount outstanding under the term portion permanently reduces each quarter in amounts ranging from 2.2% to 6.5% of the total term loan outstanding at December 31, 2005. Additionally, under the terms of our credit facility, the amount available under the revolving portion of the facility permanently reduces each quarter in amounts ranging from 1.6% to 6.8% of the amount available under the revolving portion of the facility at December 31, 2005. We believe that cash flows from operations will be sufficient to meet our debt service requirements for interest and scheduled quarterly payments of principal under the credit facility. However, if such cash flow is not sufficient, we may be required to sell additional debt or equity securities, refinance our obligations, or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

Our Debt Covenants Restrict Our Financial and Operational Flexibility.
      Our credit facility contains a number of financial covenants, which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Our ability to meet the financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios. Our indebtedness under the credit facility is secured by a lien on substantially all of our assets and of our subsidiaries, by a pledge of our operating and license subsidiaries’ stock and by a guarantee of our subsidiaries. If the amounts outstanding under the credit facility were accelerated, the lenders could proceed against such available collateral.

Our Acquisition Strategy May Not Be Successful.
      Our growth strategy includes acquiring new stations in middle and small-sized markets. This strategy is subject to a variety of risks, including the:

•	increase in prices for radio stations due to increased competition for acquisition opportunities;

•	reduction in the number of suitable acquisition targets resulting from continued industry consolidation;

•	inability to negotiate definitive purchase agreements on satisfactory terms;

•	inability to obtain additional financing;

•	inability to sell any non-performing station; and

•	failure or unanticipated delays in completing acquisitions due to difficulties in obtaining required regulatory approvals.
      If we are unable to grow as planned, we may not be able to compete successfully with larger broadcasting companies and other media. Additionally, in the event that the operations of a newly acquired business do not meet our expectations, we may be required to write-off the value of some or all of the assets of the new business.

We Could Experience Delays in Expanding our Business Due to Antitrust Laws and Other Regulatory Considerations.
      Although part of our growth strategy is the acquisition of additional radio stations, we may not be able to complete all the acquisitions that we agree to make. The Federal Trade Commission, the United States Department of Justice and the FCC carefully review proposed transactions under their respective regulatory authority, focusing, among other things, on the effects on competition, the number of radio stations and other media outlets owned in a market, and compliance with federal antitrust and communications laws and regulations. Any delay, prohibition or modification required by these regulatory authorities could adversely affect the terms of a proposed transaction or could require us to abandon an otherwise attractive opportunity. We have experienced delays from time to time in connection with some of our acquisitions. Additionally, we may be unable to maximize our profit when selling properties that no longer fit in our strategy, due to the same such regulations imposed upon our competitors.

We Are Subject to Extensive and Changing Federal Regulation.
      Our business is dependent upon maintaining our broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years. Our broadcasting licenses will expire between 2006 and 2013. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that our pending or future renewal applications will be approved, or that such renewals will not include conditions or qualifications that could adversely affect our operations. The non-renewal or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse affect on us.
      We must also comply with the extensive FCC regulations and policies in the ownership and operation of our radio stations (refer also to our discussion of FCC regulations contained in Part I, Item I of this Form 10-K). FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to complete future transactions and in certain circumstances could require us to divest some radio stations. Changes in the FCC’s rules may also limit our ability to transfer our radio stations in certain markets as a group to a single buyer. Additionally, these FCC regulations could change over time and we cannot assure you that those changes would not have a material adverse affect on us.

We May Lose Audience Share and Advertising Revenue Due to Competition.
      Our radio stations compete with other radio stations in each market for audience share and advertising revenue. Our advertising revenue primarily depends upon our stations’ audience share in the demographic groups targeted by our advertisers. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and/or advertising revenue, and could incur increased promotional and other expenses. Other radio companies which are larger and have more financial resources may also enter our markets. Although we believe our stations are well positioned to compete, we cannot assure that our stations will maintain or increase their current ratings or advertising revenue.
      We also compete with other media, such as satellite-delivered digital audio radio, television, newspapers, direct mail, outdoor advertising, and Internet-based media for advertising revenue. A loss of audience share to these media, or the introduction of new media competitors could result in decreased advertising revenue for us.

We Are Subject to Competition From New Technologies That May Affect Our Broadcasting Operations.
      Our radio stations are subject to rapid technological change, evolving industry standards, and the emergence of competition from new media technologies and services. Various new media technologies and services have been introduced, or are being developed, including:

•	satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

•	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low-powered FM radio, which could result in additional FM radio broadcast outlets; and

•	MP3 players and other personal audio systems that create new ways for individuals to listen to music and other content of their own choosing.
      We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations.

We May Not Be Able to Obtain Sufficient Additional Financing for Future Acquisitions.
      Depending upon the nature, size and timing of our acquisitions, we may require financing in excess of that available under our credit facility. We cannot assure you that our credit facility or any other agreements to which we are a party will permit additional borrowings at the desired times. Nor can we assure you that additional and/or alternative financing from other sources will be available to us or, if available, that the financing would be on terms acceptable to us. As a result of these and other factors, our ability to identify and consummate future acquisitions is uncertain.

We May Be Unable to Integrate Our Acquisitions.
      The success of our completed acquisitions will depend on our ability to effectively integrate the acquired stations into our existing portfolio. Integration of acquisitions involves numerous risks, including difficulties in integration of operations, systems and management of a large and geographically diverse group of stations, the potential loss of key personnel at acquired stations, and the diversion of management’s attention from other business concerns during periods of integration.

We May Lose Key Personnel.
      Our business depends upon the continued efforts, abilities and expertise of our executive officers and key employees, particularly William L. Stakelin, our President and CEO. We believe that the unique combination of skills and experience possessed by Mr. Stakelin and these individuals would be difficult to replace and could have a material adverse effect on us. These adverse effects could include the impairment of our ability to execute our acquisition and operating strategies and a decline in our standing in the radio broadcast industry. Although we have entered into long-term employment and non-competition agreements with Mr. Stakelin and certain other key personnel, we cannot be sure that such key personnel will remain with us.
      We also employ several on-air personalities with large loyal audiences in their individual markets. The loss of one or more of these personalities could result in a short-term loss of audience share in that particular market.

We May Incur Future Losses Due to Impairment of Our Intangible Assets.
      Indefinite-lived intangible assets, primarily consisting of FCC licenses and goodwill, represent a significant portion of our long-term assets. Such intangible assets are subject to annual impairment testing under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) to determine if their carrying amount exceeds their fair market value. If it is determined the fair market value is lower than the carrying value of an intangible asset, we are required to reduce the value of the asset to its fair market value and record a corresponding operating expense. During our initial transition to SFAS 142 in the first quarter of 2002, we recorded an impairment loss of approximately $6.1 million, net of taxes, to cumulative effect of accounting change in our consolidated statement of operations. During our annual impairment testing of intangible assets in the fourth quarter of 2002, we recorded a $2.9 million impairment loss as a component of operating income in our consolidated statement of operations. We recorded no impairment losses in the 2003 or 2004 years. During our annual impairment review of indefinite-lived intangible assets in the fourth quarter of 2005, we recorded an impairment loss of $20.8 million as a component of operating loss in our consolidated statement of operations. Our future impairment reviews could result in additional write-downs, and we cannot with any degree of certainty predict what effect, if any, such write-downs could have on our future operations.

We Have Established Certain Anti-takeover Measures That Could Prevent an Acquisition or Change of Control of Our Company.
      Certain of the provisions of our charter and bylaws could discourage, delay or prevent an acquisition or change of control of our Company even if our stockholders believe the change in control would be in our and their best interests and even if the transaction might be at a premium price. These provisions:

•	permit the Board of Directors to increase its own size and fill the resulting vacancies;

•	permit the Board of Directors, without stockholder approval, to issue preferred stock with such dividend, liquidation, conversion, voting and other rights as the Board may determine; and

•	limit the persons who may call special meetings of stockholders.
      The Company has adopted a Stockholder Rights Plan which would allow its common stockholders to exercise rights to purchase shares of the Company’s Series J Junior Participating Preferred Stock upon the acquisition by a person or group of persons, or the commencement or announcement of a tender offer or exchange offer to acquire, 15% or more of the Company’s outstanding shares of common stock, such that the stockholders could purchase $70 worth of the Company’s common stock for a purchase price of $35, thereby resulting in substantial dilution to a person or group that attempts to acquire the Company in a manner or on terms not approved by the Company’s Board of Directors.
      In addition, Section 203 of the Delaware General Corporation Law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our common stock.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      The types of properties required to support each of our radio stations include offices, studios, transmitter sites and antenna sites. A station’s studios are generally housed with its offices in business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage.
      We currently own studio facilities in Redding, California; Burton (Flint), Michigan; Lafayette, Louisiana; Peoria, Illinois; St. Cloud, Minnesota; Marcy (Utica-Rome), New York; Watertown, New York; Colonie (Albany), New York; Owensboro, Kentucky; Windsor (Ft. Collins), Colorado; Evansville, Indiana; and Bloomington and Pontiac (Bloomington), Illinois. We own transmitter and antenna sites in Redding, California; Burton, Otisville, Millington and Lapeer (Flint), Michigan; St. Cloud, Rice, Stearns County and Graham Township (St. Cloud), Minnesota; Whitestown, Deerfield and Kirkland (Utica-Rome), New York; Watertown and Rutland (Watertown), New York; El Paso, Texas; Peoria County and Woodford County (Peoria), Illinois; Lafayette and Abbeville (Lafayette), Louisiana; Bethlehem, Palatine and East Greenbush (Albany), New York; Grand Rapids and Comstock Park (Grand Rapids), Michigan; Owensboro, Utica and Henderson (Owensboro), Kentucky; Windsor (Ft. Collins), Colorado; and Evansville, Indiana. We lease our remaining studio and office facilities, including corporate office space in Cincinnati, Ohio and Covington, Kentucky, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment. Our buildings and equipment are suitable for our operations and generally in good condition, although opportunities to upgrade facilities are periodically reviewed.
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
      The Company is not aware of any probable or levied penalties against the Company relating to the American Jobs Creation Act.

Item 4.	Submission of Matters to a Vote of Security Holders.
      There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
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

	High	Low

2005
First quarter	$5.86	$4.88
Second quarter	$6.30	$5.07
Third quarter	$6.39	$4.99
Fourth quarter	$5.45	$4.42
2004
First quarter	$7.60	$5.99
Second quarter	$7.25	$5.40
Third quarter	$6.29	$5.43
Fourth quarter	$5.95	$4.97
      As of March 2, 2006, there were approximately 257 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.
      We have never declared nor paid cash dividends on our common stock, and we have no plans in the foreseeable future to do so.
      During the three months ended December 31, 2005, we repurchased the following shares:

				Approximate
	Total		Total Number of	Dollar Value of
	Number of		Shares Purchased	Shares that May
	Shares	Average Price	as Part of Publicly	Yet be Purchased
Period	Purchased	Paid per Share	Announced Plan(1)	under the Plan(1)

				(in thousands)
October 1, 2005 – October 31, 2005	121,521	$5.04	121,521	$19,299
November 1, 2005 – November 30, 2005	82,015	$5.04	82,015	$18,886
December 1, 2005 – December 31, 2005	23,700	$4.52	23,700	$18,779
Total	227,236	$4.98	227,236	$18,779

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. Through October 2002, the Company repurchased approximately $6.7 million of its common stock under the program, which amount the Board later replenished under the program at their October 2002 meeting. As of July 31, 2004, the Company had expended the entire $16.7 million authorized under the plan. At its July 2004 meeting, the Company’s Board of Directors replenished the amount authorized under the repurchase program by an additional $20.0 million. In December 2004, we completed an amendment of our credit facility that provided us with more favorable pricing and increased the amount of our stock that we were able to buy back, subject to certain conditions, by $40.0 million, twice the amount then approved by our Board of Directors. The entire $20.0 million of additional repurchase capacity under the program was expended during the second quarter of 2005. At its July 2005 meeting, the Company’s Board of Directors again replenished Regent’s stock buyback program by authorizing the Company to expend up to $20.0 million more for stock repurchases. Effective July 26, 2005, the Company modified its credit facility to, among other things, permit Regent to use up to $50.0 million in cash to repurchase shares of its common stock. Since the July 2005 replenishment of the stock buyback program, the Company has repurchased 245,468 shares of its common stock for approximately $1.2 million. Of this amount, 227,236 shares were repurchased during the fourth quarter of 2005 for approximately $1.1 million.

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
SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share data)

	Year Ended December 31,

	2005	2004	2003	2002	2001

OPERATING RESULTS(1)(3):
Net broadcast revenues	$85,600	$84,187	$73,161	$64,606	$50,995
Operating (loss) income	(6,286)	14,767	11,866	8,526	(3,025)
(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(9,939)	11,008	8,312	6,058	(2,163)
Net (loss) income from continuing operations before cumulative effect of accounting change	(6,621)	6,443	4,882	(822)	(1,558)
Net (loss) income from discontinued operations	(18)	6,792	824	480	(155)
Cumulative effect of accounting change, net of income taxes	—	—	—	(6,138)	—
(Loss) income from continuing operations applicable to common shares	(6,621)	6,443	4,882	(822)	(1,558)
(Loss) income from discontinued operations applicable to common shares	(18)	6,792	824	480	(155)
Net (loss) income	$(6,639)	$13,235	$5,706	$(6,480)	$(1,713)
NET (LOSS) INCOME PER COMMON SHARE:
Basic:
(Loss) income from continuing operations before cumulative effect of accounting change	$(0.15)	$0.14	$0.10	$(0.02)	$(0.05)
(Loss) income from discontinued operations	—	0.15	0.02	0.01	—
Cumulative effect of accounting change	—	—	—	(0.14)	—

Net (loss) income	$(0.15)	$0.29	$0.12	$(0.15)	$(0.05)

Weighted average number of common shares used in calculation	43,214	45,780	46,515	43,177	34,218
Diluted:
(Loss) income from continuing operations before cumulative effect of accounting change	$(0.15)	$0.14	$0.10	$(0.02)	$(0.05)
(Loss) income from discontinued operations	—	0.15	0.02	0.01	—
Cumulative effect of accounting change	—	—	—	(0.14)	—

Net (loss) income	$(0.15)	$0.29	$0.12	$(0.15)	$(0.05)

Weighted average number of common shares used in calculation:
Fully diluted(2)	43,214	46,164	46,837	43,177	34,218

	December 31,

	2005	2004	2003	2002	2001

BALANCE SHEET DATA(1)(3):
Current assets	$16,053	$16,218	$16,068	$16,984	$12,179
Total assets	374,481	397,361	373,301	308,030	306,356
Current liabilities	12,441	11,625	7,958	7,948	6,054
Long-term debt and capital leases, less current portion	78,349	72,560	67,714	11,449	87,094
Total stockholders’ equity	$262,056	$288,826	$283,798	$278,490	$208,338

(1)	Acquisitions in 2004, 2003, 2002 and 2001 affect comparability among years (see Note 2 in Notes to Consolidated Financial Statements, as well as our prior Annual Reports on Form 10-K).

(2)	Shares for fully diluted are the same as basic in years 2005, 2002 and 2001 as the effect of outstanding common stock options and warrants was anti-dilutive in those years.

(3)	Impairment of indefinite-lived intangible assets recorded in 2005 and 2002 will affect comparability among years (see Note 8 in Notes to Consolidated Financial Statements, as well as our prior Annual Reports on Form 10-K).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-K include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular: increased competition for attractive radio properties and advertising dollars; increased competition from emerging technologies; fluctuations in the cost of operating radio properties; our ability to effectively integrate our acquisitions; changes in the regulatory climate affecting radio broadcast companies; and cancellations, disruptions or postponements of advertising schedules in response to national or world events. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Item 1A of this Form 10-K and in Regent’s other filings with the Securities and Exchange Commission. These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.

Executive Overview
      We formed Regent in November 1996 to acquire, own and operate clusters of radio stations in mid-sized and small markets. Our primary objective is to increase Regent’s value to our stockholders by growing the number of radio stations and markets in which we operate and by improving the financial performance of the stations we own and operate in those markets. We measure our progress by: evaluating our ability to continue to increase the number of stations we own; seeking to improve the post-acquisition performance of those acquired radio stations; and by achieving leadership positions in our portfolio of broadcast properties in terms of audience share ratings and revenue generation.
      On September 1, 2005, Terry S. Jacobs, the Company’s Chairman of the Board and Chief Executive Officer, retired from the Company. The Company recorded approximately $1.2 million in cash and non-cash expense during the third quarter related to Mr. Jacobs’ board-authorized retirement package. William L. Stakelin, Regent’s President and Chief Operating Officer, succeeded Mr. Jacobs as Chief Executive Officer. The role of Chairman was filled by Mr. William P. Sutter, Jr., who has been a member of the company’s Board of Directors since 1999. Additionally, Regent’s Senior Vice President and Chief Financial Officer, Anthony A. Vasconcellos, was promoted to Executive Vice President and Chief Financial Officer.
      Also on September 1, 2005, and pursuant to the terms of his retirement package, the Company repurchased 100,000 shares of Regent common stock from Mr. Jacobs at a price of $5.62 per share. The purchase price was based upon the average of the high and low price for a share of Regent common stock on September 1, 2005.
      On July 26, 2005, our credit facility was amended in order for the Company to take advantage of then favorable interest rate pricing. In addition to reducing our borrowing margins, the amendment allows us to borrow up to $50 million for repurchases of our own stock, subject to certain conditions, and resets our maximum leverage ratio to the level that was in place in June 2003 at the inception of the credit facility, thus increasing our borrowing capacity.
      As of December 31, 2005, we have approximately $18.8 million remaining under the current stock buyback program authorized by our Board on July 27, 2005. During the quarter ended December 31, 2005, we repurchased 227,236 shares of Regent common stock at a cost of approximately $1.1 million including commissions, or an average price of $4.98 per share. For the full year of 2005 we repurchased 3,592,911 shares of our stock at a cost of approximately $21.2 million, or an average cost of $5.90 per share. While our primary strategy remains focused on the acquisition of radio properties, the availability of suitable stations has been severely limited during 2005 due to the depressed trading multiples of publicly traded radio broadcasting companies relative to private market values. In the absence of such availability, we have demonstrated that we will also employ capital to repurchase our own stock when the market price is at a level that we believe to be beneficial to our stockholders to do so.
      In December 2004, we paid a one-time license fee of $300,000 to Ibiquity Digital Corporation for the right to convert 60 of our stations to digital or high definition radio. The contract we have entered into with Ibiquity stipulates that we convert a predetermined number of our stations to high definition radio over a six-year period beginning in 2004. Five of our FM stations were converted to high definition radio in 2005, and a sixth FM station was converted in the beginning of 2006, at an aggregate cost of approximately $1.1 million. Six more FM stations are scheduled for conversion through the remainder of 2006. The cost of equipment to convert our stations to high definition is currently averaging approximately $180,000 per station. The conversion will enable the stations to broadcast digital quality sound and also provide certain services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast multiple additional channels of programming for public, private or subscription services. To date there has been no economic impact on our stations that have converted to high definition radio. Any future economic benefit to our stations as a result of digital conversion is not known at this time.
      Our comparison of net broadcast revenue from 2005 to 2004 was impacted by higher levels of political revenue during the fourth quarter of 2004 due to the presidential election, as well as elections and political issues at the state and local levels in several of our markets. Additionally, while many of our markets have outperformed the industry in 2005, and we experienced significant increases in revenue in our Lafayette, Louisiana market as governmental agencies and private companies used radio as a means of communicating with the population affected by Hurricane Katrina, we have been negatively impacted by downturns in the local economies of our Albany, New York, Bloomington, Illinois and Grand Rapids, Michigan markets.

Advertising revenue in Albany decreased approximately 3.0% compared to the same period of 2004, primarily due to reduced automotive dealer advertising. The local economy in our Bloomington market has been depressed due in part to the after effects of prolonged summer drought conditions, as well as reduced advertising in the automotive dealer category. Evansville local advertising revenue was flat in 2005, while we have invested in the promotion of a new station format at higher than normal levels. Additionally, our Bloomington and Evansville markets have been subjected to new competitive challenges to some of our programming formats in these markets.
      As a result of our annual review of indefinite-lived intangible assets, we recorded approximately $20.8 million of expense related to impairment of our FCC licenses and goodwill. Approximately $18.3 million was related to the impairment of FCC licenses in Bloomington, Illinois, Grand Rapids, Michigan, and Utica, New York, and approximately $2.5 million was attributable to goodwill impairment in Grand Rapids, Michigan and Bloomington, Illinois. In evaluating the fair market value of our FCC licenses, we utilized a discounted cash flow analysis which incorporates variables such as revenue, revenue share projections, projected operating profit margins and a discount rate. The variables used in our analysis reflect industry performance norms, as well as the anticipated performance of the radio stations. To evaluate the impairment of goodwill, we used a market multiple approach commonly used as a valuation technique in the broadcast industry. The FCC license and goodwill impairment was due to a combination of factors, including: the adjustment of certain metrics used to measure the discounted cash flow utilized in the valuation; and the adjustment of cash flow multiples to reflect current industry conditions.
      In our Albany, New York market, new programming began on December 19, 2005, to reformat our simulcast rock-formatted stations WQBK-FM and WQBJ-FM, which previously had carried The Howard Stern show. The Howard Stern show began broadcasting exclusively on satellite radio in 2006. Although we don’t believe that the Company as a whole will be significantly impacted by this change, we anticipate that net broadcast revenue in Albany will be negatively impacted in the short term. This will be mitigated somewhat by the elimination of program rights fees associated with airing the program, which were approximately $0.4 million in 2005.
      We completed a transaction in our Ft. Collins-Greeley, Colorado market during the fourth quarter of 2005 in which another broadcaster paid us $1.2 million to relocate our KTRR-FM antenna from its location on a leased tower to our owned KUAD-FM tower. This relocation enables us to have a better signal into the Ft. Collins-Greeley market and relieved us of a long-term lease commitment for the former site of the antenna. As a result of this transaction we reported a pre-tax gain of approximately $1.1 million in the fourth quarter of 2005.

Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our accounting estimates, the most significant of which include establishing allowances for doubtful accounts, allocating the purchase price of acquisitions, evaluating the realizability of our deferred tax assets, determining the recoverability of our long-lived assets, and evaluating our goodwill and indefinite-lived intangible assets for impairment. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Goodwill and Indefinite-Lived Intangible Assets — Our FCC licenses qualify as indefinite-lived intangible assets, and represent a significant portion of the assets on our balance sheet. We utilize the Greenfield Methodology for valuation of our FCC licenses, which allocates a start-up value to each station and employs a discounted cash flow methodology and accepted appraisal techniques and Internal Revenue Service guidelines. To test goodwill, we utilize a market multiple approach at the reporting unit level. Local economic conditions in each of our markets could impact whether an FCC license or goodwill is impaired, as a decrease or increase in market revenue could negatively or positively impact discounted cash flows. Additionally, other factors such as interest rates, the performance of the S&P 500, cash flow multiples as well as capital expenditures, can affect the discounted cash flow analysis. To the extent that the carrying value exceeds the fair value of the assets, an impairment loss will be recorded in operating income.

Allocation of Acquisition Purchase Price — We believe the determination of the fair value of our acquired FCC licenses is a critical accounting policy as their value is significant relative to our total assets. We typically engage independent third parties to appraise the fair value of our acquired tangible and intangible assets; however, in some instances we apply our own direct valuation methods to determine the value of tangible assets, FCC licenses, and other intangible assets. The FCC license valuation utilized employs a discounted cash flow analysis with critical assumptions about market growth, cash flow growth, multiples of cash flow, and other economic factors.

Determining the Recoverability of Long-Lived Assets — Our long-lived assets to be held and used (fixed assets and definite-lived intangible assets) are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. If we were to determine that the carrying amount of an asset was not recoverable, we would record an impairment loss for the difference between the carrying amount and the fair value of the asset. We determine the fair value of our long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used. The amount of intangible assets with definite lives that we have recorded is not material.

Deferred Tax Assets — At December 31, 2005, we had current and long-term deferred tax assets of approximately $20.1 million before valuation allowance, the primary component of which is our net operating loss carryforwards. While we have a valuation allowance of approximately $3.3 million set up for tax assets expiring through 2016, we have determined that it is not necessary to record a valuation allowance against our net operating loss carryforwards that expire in years 2017 through 2025, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration the anticipated future run-off of significant tax amortization related to existing FCC licenses and tax-deductible goodwill by 2016. However, there is no assurance that our projections will be achieved, and if our taxable income projections fall short, we most likely would need to record an additional valuation allowance against the deferred tax assets that would not be utilized. The need to record an additional valuation allowance against our deferred tax assets is reviewed quarterly, and if we were to determine that we would be unable to realize a portion, or the remainder of the deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded as expense in the period such determination was made. Additionally, if it were determined that we would be able to utilize a portion of the net operating loss carryforwards that are currently reduced by a valuation allowance, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense. If our provisions for current or deferred taxes are not adequate due to unfavorable law changes or unforeseen circumstances, we could experience losses in excess of the current or deferred income tax provisions we have established.

Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We routinely review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received. A one percent change to our allowance as a percent of our outstanding accounts receivable at December 31, 2005 would cause a decrease in net income of approximately $0.1 million, net of tax.

Effect of Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, as revised, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is applicable to share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Formerly, under the provisions of SFAS 123, companies were permitted to follow the recognition and measurement principles of APB 25 and provide additional footnote disclosures of what net income or loss would have been had the Company followed the fair-value-based provisions contained in SFAS 123. SFAS 123R requires companies to recognize in their financial statements the compensation expense relating to share-based payment transactions for stock options that have future vesting provisions or as newly granted beginning on the grant date of such options. We are required to implement SFAS 123R in the first quarter of 2006. During the fourth quarter of 2005, we accelerated the vesting provisions for all stock options previously issued under our Regent Communications, Inc. 1998 Management Stock Option Plan with exercise prices in excess of the then-current market price of our common stock, which effectively made all outstanding stock options under the plan fully vested and exercisable. If we had followed the provisions of SFAS 123R for the years ended December 31, 2005, 2004, and 2003, net (loss) income and basic and diluted (loss) income per common share would have approximated the pro forma amounts disclosed in Note 1 of the Notes to Consolidated Financial Statements for those years, including the acceleration of expense related to the acceleration in vesting. In 2005, we adopted, and our stockholders approved, The Regent Communications, Inc. 2005 Incentive Compensation Plan, which provides for the issuance of stock appreciation rights, restricted stock grants, and incentive and non-qualified stock option grants. During the first quarter of 2006, we began issuing restricted stock grants in lieu of stock option grants. Following the provisions of SFAS 123R, the fair market value of the restricted stock was determined to equal the market price of the stock on the date of grant. We will continue to value shares issued under The Regent Communications, Inc. Employee Stock Purchase Plan using the Black-Scholes option-pricing model.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions,” by replacing the exception for non-monetary exchanges of similar productive assets from fair value measurement with a general exception for exchanges of non-monetary assets that do not have commercial substance. Commercial substance is defined as causing a significant change in an entity’s future cash flows as a result of the exchange. Non-monetary exchanges of assets that do not have commercial substance shall be measured based on the recorded amounts of the non-monetary assets relinquished instead of the fair values of the exchanged assets. The statement is effective for fiscal periods beginning on or after June 15, 2005, but allows early adoption for non-monetary asset exchanges occurring in fiscal periods beginning after the date the Statement was issued. We adopted SFAS 153 as required in the third quarter of 2005 with no material impact on our financial position, cash flows, or results of operations.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies certain terminology in FASB Statement No. 143 and the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of asset retirement obligations. We adopted the provisions of FIN 47 in the fourth quarter of 2005 with no material affect on our operations or cash flows.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes” and Statement of Financial Accounting Standards No. 3, “Reporting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is applicable for all voluntary changes in accounting principle, as well as changes required by accounting pronouncements that do not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Under the former standards, most voluntary changes in accounting principle were recognized by including in net income in the period of the change the cumulative effect of changing to the new accounting principle. We are required to implement the provisions of SFAS 154 effective January 2006. For any voluntary changes we would make to our accounting principles after that date, the provisions of SFAS 154 would be applied.
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
      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1 and: permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our January 1, 2007 year, and we will apply its provisions to any derivative transactions we enter into after that date.
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

2005 Compared to 2004
      Results of operations for the year ended December 31, 2005 compared to December 31, 2004 were impacted by approximately $0.7 million more of political revenues that were recorded in the third and fourth quarters of 2004 compared to the same quarters of 2005. Additionally, our Lafayette, Louisiana market experienced increased revenue in 2005, partially due to increased advertising by governmental agencies and private companies who used radio as a means of communicating with the population affected by Hurricane Katrina. To a lesser extent, our results were affected by a time brokerage agreement with Citadel Broadcasting Company and related entities where we assumed the operations of five stations serving the Bloomington, Illinois market and Citadel assumed the operations of six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets effective February 1, 2004. The effect of this transaction resulted in recording eleven months of activity for our Bloomington market in 2004 compared to the full twelve months in 2005. Additionally, results were slightly impacted by the operations of one new station in our Ft. Collins-Greeley, Colorado market that began operating January 1, 2005.

Net Broadcast Revenues
      The radio industry overall experienced flat revenues in 2005 compared to 2004, according to the Radio Advertising Bureau (“RAB”). During the 2004 year, radio advertising revenues benefited from the presidential election and other political contests on a local level. The RAB further indicated that in 2005 local revenues grew 1%, while national and network revenues decreased by 2.0% and 2.6%, respectively. In 2005, our net broadcast revenue was made up of approximately 85% local revenue and 15% national revenue.
      Net broadcast revenues for Regent increased 1.7% to approximately $85.6 million in 2005 from approximately $84.2 million in 2004. The table below provides a summary of the net broadcast revenue variance for the comparable twelve-month periods (in thousands):

	Net Broadcast
	Revenue Variance
	Favorable
	(Unfavorable)

Net Broadcast Revenue Variance:	$ Chg	% Chg

Local advertising	$1,500	2.2%
National advertising	624	6.0%
Political advertising	(705)	(69.7)%
Barter revenue	(73)	(1.9)%
Other	67	4.2%

Net broadcast revenue variance	$1,413	1.7%

      The increase in 2005 local advertising of 2.2% compared to 2004 was due primarily to the increased local agency sales in our Peoria, Illinois, St. Cloud, Minnesota and Flint, Michigan markets, as well as increased advertising in our Lafayette, Louisiana market as a result of Hurricane Katrina. The favorable national advertising revenue variance was due to substantial increases in national revenue in a number of our smaller markets, partially offset by decreased national revenue in our Albany, New York, Flint, Michigan and Bloomington, Illinois markets.

Station Operating Expenses
      Station operating expenses increased 3.7%, to approximately $57.6 million in 2005 from approximately $55.5 million in 2004. The table below provides a summary of the station operating expense variance for the comparable twelve month periods (in thousands):

	Station Operating
	Expense Variance
	Favorable
	(Unfavorable)

Station Operating Expense Variance:	$ Chg	% Chg

Technical expense	$19	0.6%
Programming expense	(814)	(4.6)%
Promotion expense	(218)	(6.9)%
Sales expense	(398)	(2.3)%
Administrative expense	(646)	(5.1)%
Barter expense	3	0.1%

Total station operating expense variance	$(2,054)	(3.7)%

      The increase in programming expense was due primarily to increased compensation expense, music license fees and research costs. The increased promotion expense was due primarily to promotional expenses associated with the launching of a new format on a station in our Evansville, Indiana market. Sales expense increased due primarily to compensation costs related to increased revenue, as well as increased rating service costs. Administrative expense was higher due to increased overhead expense related to property maintenance, health care, personal property taxes and legal fees.

Depreciation and Amortization
      Depreciation and amortization expense decreased 7.9%, from approximately $5.8 million in 2004 to $5.3 million in 2005. Certain definite-lived intangible assets associated with the acquisition of the Bloomington stations in July 2004 were fully amortized during 2004, which accounted for the majority of the decrease, partially offset by the acquisition of two stations in Ft. Collins-Greeley, Colorado, in November 2004 which accounted for $0.2 million of the increase.

Corporate Expense
      Corporate general and administrative expense increased 3.5% from approximately $7.7 million in 2004 to $7.9 million in 2005. 2005 expense includes approximately $1.2 million related to the retirement package for Terry S. Jacobs, the Company’s former CEO and Chairman of the Board, who retired as of September 1, 2005. Performance-based compensation was approximately $0.5 million lower in 2005 compared to 2004, as performance targets were not met, and expense to comply with Sarbanes-Oxley Section 404 in 2005 was approximately $0.2 million lower than the prior year.

Impairment of Indefinite-Lived Intangible Assets
      In conjunction with our annual impairment testing of goodwill and indefinite-lived intangible assets, we determined that the fair value of goodwill and FCC licenses for our Bloomington, Illinois, Grand Rapids, Michigan and Utica, New York markets were less than the carrying values recorded in our financial statements. As a result, we recorded a pre-tax impairment charge of $20.8 million in the fourth quarter of 2005.

Interest Expense
      Interest expense increased 32.7% from approximately $3.6 million in 2004 to approximately $4.8 million in 2005. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit facility balances in 2005. The increased outstanding balances were related to borrowings in the fourth quarter of 2004 to fund the purchase of our Ft. Collins-Greeley, Colorado stations. Additionally, we borrowed approximately $21.2 million in 2005 to repurchase 3,592,911 shares of Regent common stock under our stock buyback program and an additional $0.6 million to repurchase 100,000 shares of our common stock pursuant to the board-authorized retirement package of our former CEO. Our average debt level in 2005 was approximately $83.0 million, compared to approximately $71.9 million in 2004.

Other Income (Expense), Net
      We recorded approximately $1.1 million of other income in the fourth quarter of 2005 as the result of a transaction where we received $1.2 million in cash from another broadcaster to relocate our KTRR-FM antenna to our KUAD-FM tower, which enables us to have a better signal into the Ft. Collins-Greeley, Colorado market and relieved us of the long-term lease obligation for the former KTRR-FM antenna site.

Income Taxes
      We recorded an income tax benefit of approximately $3.3 million in 2005 on loss from continuing operations, which represented a 33.4% effective rate. The rate includes a tax benefit at a 34% federal rate, a benefit of 1.4% related to the release of tax contingencies, offset by a state tax rate of 0.8% and miscellaneous adjustments of 1.2%. We recorded income tax expense of approximately $4.6 million in 2004 on income from continuing operations, which represented a 41.5% effective rate. The rate included a 34% federal rate as well as a state rate of approximately 9.0%. Additionally, the rate included miscellaneous adjustments of 1.3% and was also reduced by 2.8% attributable to a decrease in valuation allowance from the expiration and utilization of state net operating loss carryforwards (“NOL’s”) and other miscellaneous adjustments. The change in the state rate from 2004 to 2005 is attributable primarily to the impairment of indefinite-lived intangible assets recorded during the fourth quarter of 2005, which substantially reduced the temporary difference between the book and tax bases of assets and liabilities, in turn reducing our deferred state tax expense.
      We determined that it was not necessary in 2005 to record an additional valuation allowance against our federal net operating loss carryforwards that expire in years 2017 through 2025, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration anticipated future reductions in interest expense due to scheduled debt repayments through 2010, as well as the run-off of significant tax amortization related to existing FCC licenses and tax-deductible goodwill by 2016.
      We have cumulative gross federal and state tax loss carryforwards of approximately $76.2 million at December 31, 2005, which expire in the years 2006 through 2025. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.

Discontinued Operations
      Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposal of the Duluth, Minnesota and Erie and Lancaster-Reading, Pennsylvania markets, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued

operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2005 and December 31, 2004 (in thousands):

	2005	2004

Net broadcast revenue	$—	$432
Station operating expense	18	440
Depreciation and amortization expense	—	292
Allocated interest expense	—	111
Other expense (income), net	9	(11,625)

(Loss) income before income taxes	(27)	11,214
Income tax benefit (expense)	9	(4,422)

Net (loss) income	$(18)	$6,792

Same Station Results
      Our revenues are produced exclusively by our radio stations. While acquisitions have affected the comparability of our 2005 operating results to those of 2004, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those years. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2005 and 2004 are listed in the table below by quarter, excluding the effect of barter transactions (in thousands).
      Same station net revenue increased 5.4% in the first quarter due primarily to increases in national revenue across most of our markets, totaling approximating $0.4 million. An increase of approximately $0.4 million in our local revenue was due primarily to increases in our Flint, Michigan, Lafayette, Louisiana and Peoria, Illinois markets due to a combination of improvements in the local economies and improved sales strategies.

	2005	2004
	Net	Net	%
	Revenue	Revenue	Change

Quarter 1
(68 stations in 14 markets)
Net broadcast revenue	$18,621	$17,394
Less remaining stations and barter effect	2,403	2,007

Same station net broadcast revenue	$16,218	$15,387	5.4%

      Same station net revenue increased 3.5% in the second quarter, due primarily to a 7% national revenue increase, or approximately $0.2 million, compared to last year. The increases were centered primarily in our Chico and Redding, California, El Paso, Texas, and Grand Rapids, Michigan markets. Local revenue increased approximately $0.4 million, as increases in El Paso, Texas, Flint, Michigan, Peoria, Illinois,

St. Cloud, Minnesota and Redding, California were partially offset by a decrease in local revenue in our Albany, New York market.

	2005	2004
	Net	Net	%
	Revenue	Revenue	Change

Quarter 2
(68 stations in 14 markets)
Net broadcast revenue	$22,728	$22,227
Less remaining stations and barter effect	2,714	2,882

Same station net broadcast revenue	$20,014	$19,345	3.5%

      Same station net revenue increased 3.6% in the third quarter as local revenue increased by approximately $0.6 million over the prior year. Revenues increased by $0.2 million in Lafayette, Louisiana due largely to the effects of Hurricane Katrina and increases in Flint, Michigan, Peoria, Illinois, Watertown, New York, and St. Cloud, Minnesota contributed approximately $0.3 million. National revenue increased by 6.4% compared to the prior year, primarily due to increases in Grand Rapids, Michigan and Lafayette, Louisiana.

	2005	2004
	Net	Net	%
	Revenue	Revenue	Change

Quarter 3
(68 stations in 14 markets)
Net broadcast revenue	$22,931	$22,454
Less remaining stations and barter effect	2,782	3,011

Same station net broadcast revenue	$20,149	$19,443	3.6%

      As we anticipated, same station net revenue decreased 4.6% during the fourth quarter of 2005. During the fourth quarter of 2004, political revenue contributed approximately $0.5 million more than during the same quarter of 2005. Additionally, local revenue was lower by approximately $0.3 million primarily from shortfalls in our Flint and Grand Rapids, Michigan and Bloomington, Illinois markets. National revenue for the fourth quarter was below the same period for last year by approximately 4.0%. Additionally, local agency was lower than the same quarter of the previous year by 3%, due primarily to reduced automotive dealer advertising in our Albany, New York and Bloomington, Illinois markets.

	2005	2004
	Net	Net	%
	Revenue	Revenue	Change

Quarter 4
(73 stations in 15 markets)
Net broadcast revenue	$21,320	$22,112
Less remaining stations and barter effect	1,166	976

Same station net broadcast revenue	$20,154	$21,136	(4.6)%

2004 Compared to 2003
      Results from operations in 2004, as compared to 2003, were affected considerably by the results of our Bloomington, Illinois market, which we began operating under a time brokerage agreement on February 1, 2004. Accordingly, the results of our operations in 2004 are not comparable to those of the prior period. Additionally, during 2004, we disposed of our Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. We applied the provisions of SFAS 144 to this transaction, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations.

Net Broadcast Revenues
      The radio industry overall experienced better revenue growth in 2004 versus 2003. According to the RAB, radio revenues grew 3% in 2004 versus 2% growth in 2003. Radio advertising revenues in 2004 benefited from the presidential election and other political contests on a local level. In contrast, during 2003, the beginning of the war in Iraq and the continuing war on terrorism negatively impacted the advertising environment. The RAB further indicated that in 2004 local revenues grew 3% and national revenues were flat. In 2004, our net broadcast revenues were made up of approximately 85% of local revenue and 15% national revenue.
      We had net broadcast revenues of approximately $84.2 million in 2004, which represented a 15.1% increase over 2003 net revenues of approximately $73.2 million. Of the approximate $11.0 million increase, approximately $7.1 million was attributable to the results of the Bloomington stations we began operating under a time brokerage agreement on February 1, 2004. The remaining $3.9 million increase in net revenues was attributable to stations we owned for both years.
      The increase in net revenue in 2004 of $11.0 million resulted from increased advertising revenue and was comprised primarily of $10.1 million of local revenue, $0.3 million of national revenue, $0.6 million of political revenue and $0.1 million of event and concert revenue. These increases were partially offset by decreases in non-cash barter revenue of $0.1 million and other miscellaneous revenue of $0.1 million.

Station Operating Expenses
      Operating expenses were approximately $55.5 million in 2004, compared to approximately $51.2 million in 2003, an increase of $4.3 million. The increase is primarily a result of eleven months of expense for our Bloomington stations that we began operating on February 1, 2004, which represented approximately $4.5 million of the increase. The remaining $0.2 million of expense reduction was attributable to lower non-cash barter expense in 2004 of approximately $0.5 million, offset by increased technical and programming expense of approximately $0.3 million at the stations we owned for all of 2003 and 2004.

Depreciation and Amortization
      Depreciation and amortization expense increased 52.4%, from approximately $3.8 million in 2003, to approximately $5.8 million in 2004. This $2.0 million increase is the result of additional amortization expense of $1.3 million and depreciation expense of $0.1 million related to the Bloomington, Illinois acquisition and $0.6 million of depreciation for stations operated during both 2004 and 2003, partly due to new facilities in our Utica, New York and Peoria, Illinois markets.

Corporate Expense
      Corporate general and administrative expense increased $1.5 million in 2004 to $7.7 million compared to $6.2 million in 2003. The increase was primarily made up of increased Sarbanes-Oxley compliance expense of approximately $0.8 million and increased incentive compensation of $0.6 million. Savings in business travel offset increases in payroll and technology costs.

Interest Expense
      Interest expense increased by 6.7% from $3.4 million in 2003 to $3.6 million in 2004. Excluding the write-off of approximately $1.0 million in unamortized deferred finance costs associated with our previous credit facility in 2003, interest expense increased $1.2 million. Approximately $0.2 million of the increase was due to the allocation of interest expense to discontinued operations for a full year in 2003, versus a partial year in 2004. Average outstanding long-term debt balances in 2004 were $72.0 million compared to $62.1 million in 2003. The increase in the average debt outstanding is due to the repurchase of $9.0 million of our common stock in 2004, the payment upon closing of the Bloomington, Illinois exchange with Citadel of $3.5 million, and the completion of the purchase of two stations in Ft. Collins-Greeley, Colorado for $7.4 million, partially offset by debt repayments. The increase in interest expense was also attributed to a higher weighted average interest rate in 2004 of 3.69% due to higher rates and interest related to a hedge that became effective in the third quarter. The weighted average interest rate in 2003 was 2.87%. The increased average borrowings in 2004 over 2003 contributed approximately $0.4 million to the increase in interest expense and the higher rates added another $0.6 million to interest expense in 2004.

Income Taxes
      We recorded income tax expense of approximately $4.6 million in 2004 on income from continuing operations, which represented a 41.5% effective rate. The rate includes a 34% federal rate as well as a state rate of approximately 9.0%. Additionally, the rate included miscellaneous adjustments of 1.3% and was also reduced by 2.8% attributable to a decrease in valuation allowance from the expiration and utilization of state net operating loss carryforwards (“NOLs”) and other miscellaneous adjustments. We recorded income tax expense of approximately $3.4 million in 2003 on income from continuing operations, which represented a 41.3% effective rate. This represented a 34% federal rate and a 6.6% state rate. Additionally, 2.1% was attributed to a valuation allowance we recorded for state net operating losses generated in 2003, and miscellaneous adjustments accounted for a decrease of 1.4%.
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
      We had cumulative gross federal and state tax loss carryforwards of approximately $64.4 million at December 31, 2004, with expiration dates in the years 2005 through 2024. The utilization of a portion of the net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.

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

	2004	2003

Net revenue	$432	$7,417
Station operating expense	439	5,298
Depreciation and amortization expense	292	451
Allocated interest expense	111	298
Other expense, net	—	14

(Loss) income before income taxes	(410)	1,356
Income tax benefit (expense)	161	(532)

Net (loss) income	$(249)	$824

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

Liquidity and Capital Resources

Executive Overview
      Access to bank financing continued to be favorable for the radio sector in 2005. In December 2004 and again in July 2005, we amended our existing credit facility to reflect the favorable interest rate pricing in the current market. The reduction in the applicable interest rate from our July 2005 amendment allowed us to reduce our interest costs by approximately $0.3 million during the second half of the year. The most recent amendment also allowed us to reset our maximum leverage ratio to the levels that were in place at the beginning of the existing credit agreement and borrow up to $50 million for repurchases of our own stock, subject to certain conditions. As of December 31, 2005 we had utilized approximately $1.2 million of the new $50 million stock repurchase limit.
      We believe that we have sufficient access to funds so that we will be able to pursue our acquisition strategy in 2006 if we are able to find suitable acquisitions at acceptable prices. We also anticipate that if we were to make an acquisition that would require borrowings in excess of our current borrowing capacity, we would be able to fund our capital requirements by either refinancing our current credit facility, or by obtaining financing through a variety of options available to us, including, but not limited to, access to public capital through our shelf registration statement. While our focus has remained on being acquisitive, we do have the flexibility to repurchase our own stock when the market price is at a level that we believe is beneficial to our stockholders.
      We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to meet our requirements for corporate expenses and capital expenditures in 2006, based on our projected operations and indebtedness and after giving effect to scheduled credit facility commitment reductions. We have available borrowings of approximately $57.2 million at December 31, 2005, subject to the terms and conditions of the credit facility. As a result of the July 2005 amendment, we have the capability to borrow up to a leverage ratio of total outstanding debt to EBITDA of 6.25:1.00 through the end of June 2006. At December 31, 2005 our debt leverage ratio was 4.15:1.00.
      Our cash and cash equivalents balance at December 31, 2005 was approximately $0.8 million compared to approximately $1.2 million at December 31, 2004. Cash balances between years fluctuate due to the timing of when monies are received and expenditures are made. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit facility.
      We expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements. Excluding projects to consolidate duplicate market facilities or to expand facilities to adequately house stations acquired from other operators, our capital expenditures have typically been approximately 2% of our net revenue. Additionally, we have maintained a disciplined acquisition approach that has enabled us to consistently keep our debt leverage under our bank covenant levels. One half of our outstanding term loan is on a fixed interest rate through June 2006, and the other half is variable rate. Our interest rates are based on LIBOR rates and our weighted average interest rate for the 2005 year was 4.59%. Our term loan began scheduled reductions on December 31, 2004 with an initial payment of approximately $0.8 million and continues quarterly thereafter to termination. The revolving credit facility began to reduce on June 30, 2005 and continues thereafter to termination. At the end of 2005 the unamortized balance of our total credit facility was approximately $141.6 million.
      Our liquidity continues to be supported by the effectiveness of our credit policies and procedures, which has enabled the Company to keep write-offs of accounts receivable to approximately 1% of net revenue or lower in the last four years.

Cash Requirements
      Contractual obligations related to our credit facility, purchase, capital and retirement obligations, and capital leases and operating leases are summarized below (in thousands).

	Payments Due by Period

		One year	Two to	Four to
Contractual Obligation	Total	or less	three years	five years	Thereafter

Long-term debt(1)	$84,450	$6,175	$23,075	$55,200	$—
Purchase obligations(2)	18,484	6,476	8,348	3,660	—
Capital leases	158	83	67	4	4
Interest payment obligations(3)	15,340	4,671	7,784	2,885	—
High Definition radio capital obligations(4)	8,200	1,000	3,000	4,200	—
Asset retirement obligations	386	—	—	90	296
Operating leases(5)	6,562	1,249	2,273	1,065	1,975

Total contractual cash obligations	$133,580	$19,654	$44,547	$67,104	$2,275

(1)	If we would default on the terms of our credit facility, approximately $78.3 million of long-term debt could be accelerated to currently due and payable. Under the terms of our credit facility, our maximum borrowings began reducing over a six-year period in 2004. Based upon our outstanding borrowings at December 31, 2005, these payments would be required to maintain compliance with the terms and conditions of our credit facility.

(2)	Includes employment contracts of approximately $5.0 million and sports rights, ratings services, music license fees and other programming contracts of approximately $13.5 million. Employment contracts, sports rights, ratings services and programming contracts are expensed over the life of the contract in station operating income or corporate general and administrative expense.

(3)	Represents interest payments on the amortizing balances of the term loan and revolving credit facilities, assuming all-in interest rates ranging from 6% to 8%.

(4)	Represents estimated capital requirements to implement HD radio per a contractual agreement with Ibiquity Digital Corporation. Regent may choose to accelerate the expenditures if the economic benefits of broadcasting HD radio make it advantageous to do so.

(5)	Operating leases are included in station operating expenses.
      The term loan commitment began scheduled reductions on December 31, 2004, and the revolving commitment reduction began on June 30, 2005, approximately as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment

2005	81,175	60,450
2006	72,888	54,275
2007	60,350	44,363
2008	42,288	31,200
2009	21,463	15,600
2010	-0-	-0-
      Based on current projections, we believe that cash provided by our operating activities will be sufficient to meet our long-term obligations. Our ability to meet these obligations is regularly reviewed by executive management.

Sources of Funds
      In 2005, our sources of cash used to fund various investing and financing transactions totaled approximately $40.0 million and were derived from a combination of cash provided by operating activities, borrowings under our credit facility and to a lesser extent the sale of the fixed and intangible assets of WRUN-AM in Utica, New York and a parcel of land in Lancaster-Reading, Pennsylvania.
      Net cash provided by operating activities decreased approximately 3.9% in 2005 to approximately $17.5 million, compared to $18.2 million in 2004. The $0.7 million decrease was due primarily to decreased station operating income at our radio stations. The decrease was partially offset as result of a transaction completed in the fourth quarter of 2005 where we received $1.2 million in cash from another broadcaster to relocate our KTRR-FM antenna from its existing leased tower to our owned KUAD-FM tower, which enables us to have a better signal into the Ft. Collins-Greeley, Colorado market and relieved us of the long-term lease obligation for the antenna.
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
      Effective July 26, 2005, we completed a new amendment to our credit facility. The material terms of the amendment are: (1) to reduce the Applicable Margin on Base Rate and Eurodollar loans under the credit facility, which at the current level of indebtedness reduces the Company’s interest rate by 50 basis points; (2) to revise the definition of Permitted Acquisition Condition (a) to eliminate two leverage ratio tests relating to aggregate acquisitions by Regent in excess of $75 million and in excess of $125 million, which ratios operated to require the prior consent of the lenders for Regent acquisitions in excess of those thresholds, and (b) to eliminate the requirement for prior consent of the lenders for any single acquisition in excess of $50 million; (3) to reset the maximum leverage ratio of total outstanding debt to EBITDA to 6.25:1.00, which increases the Company’s borrowing capacity under the credit facility, subject to the terms and conditions of the facility; and (4) to permit Regent to use cash in the amount of up to $50 million to repurchase shares of its common stock for the period commencing July 26, 2005 through the maturity date of the credit facility.

      At December 31, 2005, we had borrowings under the credit facility of approximately $84.5 million, comprised of a $60.5 million term loan and $24.0 million of revolver borrowings, and available borrowings of $57.2 million, subject to the terms and conditions of the facility.
      The term loan commitment began reducing over six years on December 31, 2004, and the revolving commitment reduction began on June 30, 2005. On a quarterly basis in 2006, the commitment after reduction is approximately as follows (in thousands):

	Revolving	Term Loan	Total
Period Ending	Commitment	Commitment	Commitment

December 31, 2005	81,175	60,450	141,625
March 31, 2006	79,900	59,150	139,050
June 30, 2006	77,563	57,850	135,413
September 30, 2006	75,225	56,550	131,775
December 31, 2006	72,888	54,275	127,163
      Under the credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the amended credit facility bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5% in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 0.5% depending upon our leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 1.50%, depending upon our leverage ratio. Borrowings under the credit facility bore interest at an average rate of 5.19% and 4.28% at December 31, 2005 and December 31, 2004, respectively. Our weighted-average interest rate for the year ended December 31, 2005 and December 31, 2004 was 4.59% and 3.70%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit facility utilized. At December 31, 2005, we were in compliance with the covenants and conditions of our credit facility.
      One-half of our term loan borrowings are subject to a LIBOR-based forward interest rate swap agreement, which effectively converts approximately $30.3 million from variable-rate to fixed-rate debt. The swap agreement became effective on June 30, 2004 and expires June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69%, plus applicable margin, which we set in August 2003 based on the market for a financial instrument of this type at that date.
      Generally, we have incurred debt in order to acquire radio properties or to make large capital expenditures and have opportunistically accessed the public equity markets to de-lever our balance sheet.
      In March 2002, we filed a Registration Statement on Form S-3 covering a combined $250.0 million of common stock, convertible preferred stock, depository shares, debt securities, warrants, stock purchase contracts and stock purchase units (the “Shelf Registration Statement”). The Shelf Registration Statement also covers debt securities that could be issued by one of our subsidiaries, and guarantees of such debt securities by us. We have used approximately $78.8 million of the amounts available under the Shelf Registration Statement leaving us with capacity of approximately $171.2 million if we were to seek to raise monies in the public markets.

Uses of Funds
      In 2005, we utilized our sources of cash primarily to repurchase shares of our common stock and to fund capital expenditures.
      Net cash used in investing activities was $3.9 million in 2005, compared to $18.0 million in 2004. Cash flows used to invest in radio properties were approximately $0.5 million in 2005, compared to cash flows used to invest in radio properties of approximately $14.2 million in 2004. The 2004 activity included: the exchange with Clear Channel of our four stations serving the Duluth, Minnesota market and $2.7 million in cash for

Clear Channel’s five stations serving the Evansville, Indiana market; the acquisition of substantially all of the assets of two stations serving the Ft. Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.6 million in cash; and an exchange agreement with Citadel Broadcasting Group where we exchanged four stations serving the Erie, Pennsylvania market, two stations serving the Lancaster-Reading, Pennsylvania market, plus cash of approximately $3.7 million, for five stations which serve the Bloomington, Illinois market.
      Cash flows used by financing activities were approximately $14.0 million in 2005, compared to cash flows used by financing activities of approximately $0.6 million in 2004. The change reflects the increased stock repurchase activity in 2005 which included the buyback of 3,347,443 shares of Regent stock for $20.0 million in cash which exhausted the then Board approved stock buyback program. The Board subsequently authorized an additional $20 million for potential buy-back of additional shares and we have expended an additional $1.2 million in cash to buyback shares under this new program through December 31, 2005. We also repurchased an additional 100,000 shares for approximately $0.6 million from our former CEO under a Board-authorized retirement package. We used a combination of cash from operating activities and borrowings under the credit facility to fund the stock repurchases. During 2004, we acquired 1,540,020 shares of our common stock for an aggregate purchase price of approximately $9.0 million.
      We funded capital expenditures of approximately $3.8 million in both 2005 and 2004. Approximately $0.9 million of our 2005 expenditures were related to the consolidation of facilities compared to $1.3 million in 2004. These expenditures were made to consolidate duplicate facilities in order to remain competitive and to create long-term cost savings. Maintenance capital expenditures were $1.9 million in 2005 compared to $2.2 million in 2004. The decrease in maintenance capital expenditures in 2005 is due primarily to the 2004 increase in corporate capital expenditures related to a virtual private network that was installed in conjunction with the implementation of Sarbanes-Oxley Section 404. The cost savings that we realized from maintenance and consolidation expenditures in 2005 were offset by expenditures of approximately $1.1 million related to the conversion of six of our FM radio stations to HD technology. We expect capital expenditures to be approximately $4.1 million in 2006, of which approximately $1.8 million is projected to be maintenance capital expenditures, $1.3 million related to construction costs to adequately house our stations in a market where we have purchased stations from two different operators and $1.0 million for our conversion of six additional FM radio stations to HD technology.

Off-Balance Sheet Financing Arrangements
      At December 31, 2005 there were warrants outstanding entitling the holders to purchase a total of 790,000 shares of our common stock at $5.00 per share. These warrants were issued in 1998 in connection with the Series A, B, and F convertible preferred stock issuances and expire ten years from the date of grant.
      We have no other off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit facility, we were required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans at that date. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement, which effectively converted $32.5 million of our variable-rate debt outstanding at that date under the credit facility to a fixed rate. The swap agreement became effective on June 30, 2004 and expires June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69%, which we set in August 2003 based on the market for a financial instrument of this type at that date. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. Based on our exposure to variable rate borrowings at December 31, 2005, a one percent change in the weighted average interest rate would change our annual interest expense by approximately $542,000.

Item 8.	Financial Statements and Supplementary Data.
Regent Communications, Inc.
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
      Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, Regent has assessed as of December 31, 2005, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.

/s/ William L. Stakelin

William L. Stakelin,
Chief Executive Officer
/s/ Anthony A. Vasconcellos

Anthony A. Vasconcellos,
Chief Financial Officer
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Regent Communications, Inc.:
Cincinnati, Ohio
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Regent Communications, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Regent Communications, Inc.:
Cincinnati, Ohio
      We have audited the accompanying consolidated balance sheets of Regent Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule as of and for the year ended December 31, 2005 listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Regent Communications, Inc.
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Regent Communications, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
March 15, 2005
Cincinnati, Ohio

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Year Ended December 31,

	2005	2004	2003

Broadcast revenues, net of agency commissions of $9,000, $8,725 and $7,681 for the years ended December 31, 2005, 2004 and 2003, respectively	$85,600	$84,187	$73,161
Station operating expenses	57,578	55,524	51,228
Depreciation and amortization	5,348	5,809	3,811
Corporate general and administrative expenses	7,945	7,680	6,151
Impairment of indefinite-lived intangible assets	20,800	—	—
Loss on sale of long-lived assets	215	407	105

Operating (loss) income	(6,286)	14,767	11,866
Interest expense	(4,775)	(3,599)	(3,373)
Other income (expense), net	1,122	(160)	(181)

(Loss) income from continuing operations before income taxes	(9,939)	11,008	8,312
Income tax benefit (expense)	3,318	(4,565)	(3,430)

(Loss) income from continuing operations	(6,621)	6,443	4,882
Discontinued operations:
(Loss) gain from operations of discontinued operations, net of income taxes	(18)	(249)	824
Gain on sale of discontinued operations, net of income taxes	—	7,041	—

NET (LOSS) INCOME	(6,639)	13,235	5,706
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on cash flow hedge	238	55	(199)

NET COMPREHENSIVE (LOSS) INCOME	$(6,401)	$13,290	$5,507

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
(Loss) income from continuing operations	$(0.15)	$0.14	$0.10
Discontinued operations	—	0.15	0.02

Net (loss) income	$(0.15)	$0.29	$0.12

Weighted average number of common shares used in basic calculation	43,214	45,780	46,515
Weighted average number of common shares used in diluted calculation	43,214	46,164	46,837
The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$846	$1,246
Accounts receivable, net of allowance of $802 and $844 at December 31, 2005 and 2004, respectively	13,224	13,618
Assets held for sale	—	465
Other current assets	1,983	889

Total current assets	16,053	16,218
Property and equipment, net	36,131	36,944
Intangible assets, net	290,071	309,116
Goodwill, net	30,736	32,990
Other assets	1,490	2,093

Total assets	$374,481	$397,361

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,175	$4,068
Accounts payable	1,558	1,772
Accrued compensation	1,520	2,075
Other current liabilities	3,188	3,710

Total current liabilities	12,441	11,625
Long-term debt, less current portion	78,275	72,450
Other long-term liabilities	875	965
Deferred taxes	20,834	23,495

Total liabilities	112,425	108,535
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,085,992 and 48,083,492 shares issued at December 31, 2005 and 2004, respectively	481	481
Treasury stock, 6,475,759 and 2,958,466 shares, at cost at December 31, 2005 and 2004, respectively	(36,774)	(15,994)
Additional paid-in capital	348,401	347,990
Accumulated other comprehensive income (loss)	94	(144)
Accumulated deficit	(50,146)	(43,507)

Total stockholders’ equity	262,056	288,826

Total liabilities and stockholders’ equity	$374,481	$397,361

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net (loss) income	$(6,639)	$13,235	$5,706
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of indefinite-lived intangible assets	20,800	—	—
Depreciation and amortization	5,348	6,101	4,262
Provision for doubtful accounts	462	536	908
Deferred income tax (benefit) expense	(3,256)	8,689	3,860
Write-off of unamortized deferred finance costs	—	—	1,032
Non-cash interest expense	423	409	321
Non-cash charge for compensation	994	641	497
Gain on sale of radio stations, net	—	(11,625)	—
Loss on sale of long-lived assets	224	407	102
Other, net	(264)	(293)	(102)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	48	(743)	(723)
Other assets	(29)	(406)	14
Current and long-term liabilities	(605)	1,258	(1,899)

Net cash provided by operating activities	17,506	18,209	13,978

Cash flows from investing activities:
Acquisitions of radio stations, net of cash acquired, acquisition related costs, and escrow deposits on pending acquisitions	(506)	(14,203)	(63,322)
Capital expenditures	(3,848)	(3,843)	(5,033)
Net proceeds from sale of long-lived assets and other	453	30	29

Net cash used in investing activities	(3,901)	(18,016)	(68,326)

Cash flows from financing activities:
Proceeds from issuance of common stock	12	—	—
Proceeds from long-term debt	22,000	19,000	138,500
Principal payments on long-term debt	(14,067)	(10,373)	(82,029)
Payment of financing costs	(39)	(86)	(1,959)
Payment of issuance costs	—	—	(1)
Treasury stock purchases	(21,787)	(8,996)	(992)
Repayment of capital lease obligations	(124)	(165)	(154)

Net cash (used in) provided by financing activities	(14,005)	(620)	53,365

Net decrease in cash and cash equivalents	(400)	(427)	(983)
Cash and cash equivalents at beginning of period	1,246	1,673	2,656

Cash and cash equivalents at end of period	$846	$1,246	$1,673

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$64	$148	$150

Fair value of assets exchanged, excluding amount paid in cash	$—	$44,594	$—

Supplemental data:
Cash paid for interest	$4,377	$3,311	$4,132

Cash paid for income taxes	$252	$160	$215

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common	Treasury	Paid-In	Accumulated	(Loss)	Stockholders’
	Stock	Stock	Capital	Deficit	Income	Equity

Balance, December 31, 2002	$480	$(7,575)	$348,033	$(62,448)	$—	$278,490
Stock bonus award (30,960 shares)	—	170	13	—	—	183
Non-cash exercise of 36,110 stock options	1	—	(1)	—	—	—
Issuance of 69,794 shares of treasury stock for 401(k) match, net of forfeitures	—	384	2	—	—	386
Issuance of 49,647 shares of treasury stock for employee stock purchase plan	—	273	(31)	—	—	242
Purchase of 201,500 shares of treasury stock	—	(992)	—	—	—	(992)
Seller forfeiture of escrow shares of common stock (3,050)	—	(18)	—	—	—	(18)
Net income	—	—	—	5,706	—	5,706
Other comprehensive loss	—	—	—	—	(199)	(199)

Balance, December 31, 2003	481	(7,758)	348,016	(56,742)	(199)	283,798
Stock bonus award (13,580 shares)	—	75	20	—	—	95
Issuance of 68,356 shares of treasury stock for 401(k) match, net of forfeitures	—	425	(11)	—	—	414
Issuance of 42,323 shares of treasury stock for employee stock purchase plan	—	260	(37)	—	—	223
Purchase of 1,540,020 shares of treasury stock	—	(8,996)	—	—	—	(8,996)
Stock-based compensation expense	—	—	2	—	—	2
Net income	—	—	—	13,235	—	13,235
Other comprehensive income	—	—	—	—	55	55

Balance, December 31, 2004	481	(15,994)	347,990	(43,507)	(144)	288,826
Stock bonus award (37,517 shares)	—	235	(40)	—	—	195
Issuance of 88,975 shares of treasury stock for 401(k) match, net of forfeitures	—	498	(20)	—	—	478
Issuance of 49,126 shares of treasury stock for employee stock purchase plan	—	274	(49)	—	—	225
Purchase of 3,692,911 shares of treasury stock	—	(21,787)	—	—	—	(21,787)
Stock-based compensation expense	—	—	508	—	—	508
Exercise of 2,500 common stock options	—	—	12	—	—	12
Net loss	—	—	—	(6,639)	—	(6,639)
Other comprehensive income	—	—	—	—	238	238

Balance, December 31, 2005	$481	$(36,774)	$348,401	$(50,146)	$94	$262,056

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Accounting Policies

a. Consolidation:
      The consolidated financial statements include the accounts of Regent Communications, Inc. (“Regent” or the “Company”) and its subsidiaries, all of which are wholly owned, and entities for which Regent is the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.

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

c. Use of Estimates:
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

f. Goodwill and Other Intangible Assets:
      Intangible assets consist principally of the value of FCC licenses. Goodwill represents the excess of the purchase price over the fair value of net assets of acquired radio stations. The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (See Note 8), which requires that a company perform impairment testing annually, or more frequently if events or circumstances indicate that the asset may be impaired, using a direct valuation methodology for those assets determined to have an indefinite life. To test goodwill for potential impairment, the Company compares the fair value of the reporting unit with its carrying amount. Consistent with prior years, in 2005, the Company determined the reporting unit as a radio market. If the fair value of any reporting unit is less than its carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. If the fair market value is less than the carrying value, the Company will record an impairment charge up to the carrying value of the recorded goodwill, with a corresponding impairment charge to operating expense.
      SFAS 142 also requires the Company to test its FCC licenses and other indefinite-lived intangible assets for impairment by comparing their estimated fair market values to their carrying values. If the carrying amount of an intangible asset exceeds its fair market value, an impairment charge is recorded to operating expense for the amount equal to the excess. The Company utilizes the Greenfield Methodology, a widely-used direct valuation methodology, to value its FCC licenses. This method assumes an inception value for FCC licenses and employs a discounted cash flow methodology and accepted appraisal techniques and Internal Revenue Service guidelines to estimate the fair market value of each license.
      Pre-sold advertising contracts are amortized on a straight-line basis over a six-month period. Intangible assets related to non-competition agreements, sports rights agreements, and employment agreements are amortized on a straight-line basis over the life of the respective agreement.

g. Impairment of Long-Lived Assets:
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

j. Revenue Recognition:

Broadcast Revenue
      Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $9.0 million, $8.7 million and $7.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Barter Transactions
      Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $3.8 million, $3.8 million, and $3.9 million and barter expense was approximately $3.5 million, $3.5 million, and $3.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Time Brokerage Agreements
      At times, the Company enters into time brokerage agreements (TBAs) in connection with the purchase of radio stations. In most cases, a TBA is in effect from the signing of the acquisition agreement, or shortly thereafter, through the closing date of the purchase. Generally, under the contractual terms of a TBA, the buyer agrees to furnish the programming content for and provide other services to the stations, and in return, receives the right to sell and broadcast advertising on the station and collect receipts for such advertising. During the period the Company operates stations under TBAs, it recognizes revenue and expense for such stations in the same manner as for owned stations. There were no stations operated under TBAs at December 31, 2005 and 2004. At December 31, 2003, the Company operated six stations under the terms of TBAs. Revenues and expenses related to such stations are included in operations since the effective dates of the TBAs.

k. Fair Value of Financial Instruments:

Short-Term Instruments
      Due to their short-term maturity, the carrying amount of accounts receivable, accounts payable and accrued expenses approximated their fair value at December 31, 2005 and 2004.

Investments in Marketable Securities
      Investments in marketable securities, primarily mutual funds, are categorized as trading securities which are reported at fair value, with changes in fair value recorded in consolidated net income. The fair value of marketable securities is estimated based on quoted market prices for those securities. The marketable securities are included in other current assets.

Long-Term Debt
      The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 2005 and 2004.

Interest Rate Swaps
      At times, the Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137, SFAS 138 and SFAS 149, which requires that all derivative financial instruments that qualify for hedge accounting, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method it will use to assess the fair value of the hedge. Changes in the fair value of derivative instruments are either recognized periodically in income or as a component of stockholders’ equity, in accumulated other comprehensive income (loss). The fair value of the hedge instruments is determined by obtaining quotations from the financial institutions that are counterparties to the Company’s hedge agreements. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively.

l. Income Taxes:
      Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

m. Advertising and Promotion Costs:
      Costs of media advertising and associated production costs are expensed to station operating expenses the first time the advertising takes place. The Company recorded advertising expenses of approximately $2.0 million, $1.6 million, and $1.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

n. Accounts Receivable and Allowance for Doubtful Accounts:
      The Company’s trade accounts receivable are generally non-interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance is calculated based on a percentage of cash revenue, and includes a provision for known issues. Customer account activity is routinely reviewed to assess the adequacy of the allowance provided for potential losses. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

o. Variable Interest Entities:
      The Company follows the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), as revised. Under the provisions of FIN 46R, the Company is required to consolidate the operations of entities for which it is the primary beneficiary, and deconsolidate those entities for which it is no longer the primary beneficiary. The Company may be required to consolidate the operations of stations it operates as a lessee under time brokerage or local marketing agreements, or deconsolidate those stations it leases to other broadcasting entities under time brokerage or local marketing agreements.

p. Stock-Based Compensation Plans:
      At December 31, 2005, the Company had five stock-based employee compensation plans, which are described more fully in Note 6. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related Interpretations, under which compensation expense is recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. The following table

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to stock-based employee compensation (in thousands, except per share information).

	Year Ended December 31,

	2005	2004	2003

Net (loss) income, as reported	$(6,639)	$13,235	$5,706
Add: Stock-based employee compensation included in reported net (loss) income, net of related tax effects	335	1	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,195)	(1,497)	(1,362)

Pro forma net (loss) income	$(10,499)	$11,739	$4,344

Pro forma (loss) income applicable to common shares	$(10,499)	$11,739	$4,344

Basic (loss) income per share:
As reported	$(0.15)	$0.29	$0.12
Pro forma	$(0.24)	$0.26	$0.09
Diluted (loss) income per share:
As reported	$(0.15)	$0.29	$0.12
Pro forma	$(0.24)	$0.25	$0.09
      On August 31, 2005, the Company’s Board of Directors granted immediate vesting and an extension of the life for all unexercised stock options held by the Company’s Chief Executive Officer, Terry S. Jacobs, in anticipation of his retirement on September 1, 2005. Under this extension, each option will remain available for exercise through its contractual life. The Company recorded pre-tax non-cash compensation expense of approximately $508,000 related to the extension of life for those options. On November 30, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options granted under the Regent Communications, Inc. 1998 Management Stock Option Plan with exercise prices greater than the closing price of a share of the Company’s common stock on November 30, 2005, as reported on the Nasdaq National Market. The decision to accelerate the vesting of the stock options was made primarily to reduce share-based compensation expense that would otherwise likely be recorded in future periods following the Company’s anticipated adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and to enhance employee motivation and morale related to holding unvested stock options with exercise prices greater than the current market price. The Company recorded no expense related to the acceleration of the unvested stock options under APB 25, as the market price was less than the grant price of each option.

q. Discontinued Operations:

Disposal of Markets
      During 2004, the Company disposed of its Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), to the transactions, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the years ended December 31, 2005, 2004, and 2003 is as follows (in thousands):

	2005	2004	2003

Net revenue	$—	$432	$7,417
Depreciation and amortization	—	292	451
Allocated interest expense	—	111	298
(Loss) income before income taxes	(27)	(410)	1,365

Assets held for sale
      Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS 144. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. At December 31, 2004, Regent had classified as assets held for sale fixed and intangible assets related to the then-pending disposal of one radio station in Utica, New York (see Note 2) and land held for sale in Lancaster-Reading, Pennsylvania. The major categories of these assets were as follows (in thousands):

Assets
Held for
Sale

Land and improvements	$169
Building and improvements	78
Equipment	342
FCC licenses	25

614
Accumulated depreciation	(149)

$465

      The Company completed the disposition of the Lancaster-Reading property during the first quarter of 2005 and completed the sale of the Utica, New York radio station during the third quarter of 2005.

r. Business Segments:
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Disposition
      On July 6, 2005, Regent completed the sale of substantially all of the fixed and intangible assets of WRUN-AM in Utica, New York to WAMC, a not-for-profit public radio entity, for $275,000. The Company treated the disposal of WRUN-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations. The Company recorded a pre-tax loss on the sale of approximately $50,000.

2004 Acquisitions and Dispositions
      On January 28, 2004, Regent completed an exchange agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) whereby Regent exchanged four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market, which Regent acquired on February 25, 2003, and $2.7 million in cash, for five radio stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, Regent began providing programming and other services to the Evansville stations under a time brokerage agreement, and Clear Channel began providing the same such services to the Duluth stations. The cash portion of the purchase price was funded through borrowings under the Company’s credit facility. Based upon an independent third party appraisal of the purchase, Regent allocated approximately $1.8 million of the purchase price to fixed assets, approximately $6.1 million to FCC licenses, and approximately $0.1 million to goodwill.
      On July 29, 2004, Regent completed an exchange agreement with Citadel Broadcasting Group (“Citadel”) and its wholly-owned subsidiary, Livingston County Broadcasters (“Livingston”), whereby Regent exchanged four stations (WXKC-FM, WRIE-AM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market, two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, plus total cash of approximately $3.7 million, for the fixed and intangible assets of three stations owned by Citadel (WBNQ-FM, WBWN-FM, and WJBC-AM) and the stock of Livingston, owner of two radio stations (WTRX-FM and WJEZ-FM), all of which serve the Bloomington, Illinois market. The final cash payment of $3.7 million was determined and finalized through a binding arbitration agreement between Regent and Citadel. Effective February 1, 2004, Regent began providing programming and other services to the Bloomington stations and Citadel began providing the same such services to the Erie and Lancaster-Reading stations under TBAs. The Company recorded a pre-tax gain on the transaction of approximately $11.6 million based upon the fair value of the net assets received in excess of the carrying values of the assets exchanged plus the cash payment. Based upon independent third-party appraisals of the purchase, Regent allocated approximately $2.6 million of the purchase price to fixed assets, approximately $31.6 million to FCC licenses, approximately $2.7 million to other intangible assets, and approximately $6.1 million to goodwill, which includes approximately $1.4 million of goodwill associated with deferred tax liabilities recorded due to the difference between the fair market value and tax basis of the assets and liabilities of Livingston. Approximately $1.4 million of goodwill recorded in this transaction is not deductible for tax purposes. The cash portion of the purchase price was funded through borrowings under the Company’s credit facility.
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3.	Long-Term Debt
      Long-term debt consists of the following as of December 31 (in thousands):

	2005	2004

Senior reducing term loan	$60,450	$64,188
Senior reducing revolving credit facility	24,000	12,000
Subordinated promissory note	—	330

	84,450	76,518
Less: current portion of long-term debt	(6,175)	(4,068)

	$78,275	$72,450

Senior Reducing Revolving Credit Facility
      On June 30, 2003, the Company entered into a senior secured reducing credit agreement with a group of lenders that provided for a maximum aggregate principal amount of $150.0 million, consisting of a senior secured revolving credit facility in the aggregate principal amount of $85.0 million and a senior secured term loan facility in the amount of $65.0 million. The credit facility includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. Regent incurred approximately $2.0 million in financing costs related to the credit facility. The credit facility is available for working capital and permitted acquisitions, including related acquisition costs. Effective December 15, 2004, the Company amended the credit facility to provide lower margins on outstanding borrowings and unused commitment amounts under the credit facility. Regent incurred approximately $0.1 million in financing costs related to the amendment, which are being amortized over the remaining life of the credit facility. Effective July 26, 2005, the Company and its lenders entered into an additional amendment to the credit facility. The material terms of the amendment are: a reduction of the applicable margin on base rate and Eurodollar loans under the credit facility, which at the current level of indebtedness reduces the Company’s interest rate by 50 basis points; to revise the definition of permitted acquisition condition (a) to eliminate two leverage ratio tests relating to aggregate acquisitions by Regent in excess of $75.0 million and in excess of $125.0 million, which ratios operated to require the prior consent of the lenders for Regent acquisitions in excess of those thresholds, and (b) to eliminate the requirement for prior consent of the lenders

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for any single acquisition in excess of $50.0 million; to reset the maximum leverage ratio to 6:25:1:00, which increases the Company’s borrowing capacity under the credit facility, subject to the terms and conditions of the facility, and; to permit Regent to use cash in the amount of up to $50.0 million to repurchase shares of its common stock for the period commencing July 26, 2005 through the maturity of the credit facility. Regent incurred approximately $44,000 in financing costs related to the amendment, a portion of which were deferred and are being amortized to interest expense over the remaining life of the credit facility. At December 31, 2005, the Company had borrowings under the credit facility of approximately $84.5 million, comprised of approximately $60.5 million of term loan borrowings and $24.0 million of revolver borrowings, and available borrowings of approximately $57.2 million, subject to the terms and conditions of the facility. At December 31, 2004, the Company had borrowings under the credit facility of approximately $76.2 million, comprised of approximately $64.2 million of term loan borrowings and $12.0 million of revolver borrowings, and available borrowings of $73.0 million, subject to the terms and conditions of the facility.
      The term loan and revolver commitment reduce over six years, which reduction began in 2004, as follows (in thousands):

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
      Under the amended credit facility, the Company is subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the credit facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 0.5% depending upon the Company’s consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 1.50%, depending upon the Company’s consolidated leverage ratio. Borrowings under the credit facility bore interest at an average rate of 5.19% and 4.28% at December 31, 2005 and 2004, respectively. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit facility utilized. The Company’s indebtedness under the credit facility is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by those subsidiaries.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Based upon the outstanding borrowings under the credit facility at December 31, 2005, and the balance of our subordinated promissory note, the payments detailed below would be required to maintain compliance with the maximum borrowings allowed under our credit facility over the next five years (in thousands):

2006	$6,175
2007	9,912
2008	13,163
2009	18,138
2010	37,062
Thereafter	—

$84,450

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
      The Company conducts the majority of its business through its subsidiaries (“Subsidiary Guarantors”). The Subsidiary Guarantors are wholly owned by Regent Broadcasting, Inc. (“RBI”), which is a wholly owned subsidiary of Regent Communications, Inc. (“RCI”). The Subsidiary Guarantors are guarantors of any debt securities that could be issued by RCI or RBI, and are therefore considered registrants of such securities. RCI would also guarantee any debt securities that could be issued by RBI. All such guarantees will be full and unconditional and joint and several. No debt securities have been issued to date by RBI or RCI. Separate financial statements for the Subsidiary Guarantors are not presented, as they are not required, and in management’s determination, do not provide additional information that is material to investors.

5.	Capital Stock
      The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2005 or 2004. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
      On February 4, 2005, the Company issued 37,517 shares of Regent common stock from treasury shares to four executive officers at an issue price of $5.185 per share as a payment of a portion of 2004 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
      On February 2, 2004, the Company issued 13,580 shares of Regent common stock from treasury shares to four executive officers at an issue price of $7.00 per share as payment of a portion of 2003 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
      Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase shares of its common stock at certain market price levels. During 2005, Regent acquired 3,592,911 shares of its common stock under the program for an aggregate purchase price of approximately $21.2 million, leaving approximately $18.8 million of board-authorized capacity at December 31, 2005 for future repurchases. During 2004 and 2003 Regent acquired 1,540,020 shares and 201,500 shares, respectively,

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of its common stock for an aggregate purchase price of approximately $9.0 million and approximately $1.0 million, respectively. In July 2005, the Company’s credit facility was amended to allow repurchases of the Company’s common stock of up to $50.0 million. Additionally, on September 1, 2005, the Company repurchased 100,000 shares of Regent common stock from Terry S. Jacobs, its former Chief Executive Officer, at a price of $5.62 per share, pursuant to the terms of Mr. Jacobs’ retirement package authorized by the Company’s Board of Directors. The purchase price was based upon the average of the high and low price for a share of Regent common stock on September 1, 2005.
      During 2005, 2004, and 2003, Regent reissued 138,101, 110,679, and 119,441 shares, respectively, of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) Profit Sharing Plan and to employees enrolled in the Company’s Employee Stock Purchase Plan.
      At December 31, 2005 there were warrants outstanding entitling the holders to purchase a total of 790,000 shares of Regent’s common stock at $5.00 per share. These warrants were previously issued in 1998 in connection with the Series A, B, and F convertible preferred stock and expire ten years from the date of grant.

6.	Stock-Based Compensation Plans

1998 Management Stock Option Plan
      The Regent Communications, Inc. 1998 Management Stock Option Plan, as amended (the “1998 Stock Option Plan”) provides for the issuance of up to an aggregate of 4,500,000 common shares in connection with the issuance of ISOs and NQSOs. The Compensation Committee of the Company’s Board of Directors determines eligibility. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date and in the case of ISOs granted to a 10% owner (as defined), the exercise price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 1998 Stock Option Plan, the options expire no later than ten years from the date of grant in the case of ISOs (five years in the case of ISOs granted to a 10% owner), no later than ten years and one day in the case of NQSOs, or earlier in either case in the event a participant ceases to be an employee of the Company. The ISOs vest ratably over a five-year period and the NQSOs vest ratably over periods ranging from three to ten years.

Faircom Conversion Stock Option Plan
      On June 15, 1998, the Company acquired, pursuant to an agreement of merger, all of the outstanding common stock of Faircom Inc. Upon consummation of the Faircom merger, the Board of Directors of the Company adopted the Regent Communications, Inc. Faircom Conversion Stock Option Plan (“Conversion Stock Option Plan”) which applied to those individuals previously participating in the Faircom Inc. Stock Option Plan (“Faircom Plan”). In exchange for relinquishing their options under the Faircom Plan, five former officers and members of Faircom’s Board of Directors were given, in total, the right to acquire 274,045 shares of the Company’s common stock at exercise prices ranging from $0.89 to $3.73 per share and expiring from May 11, 1999 to July 1, 2002 (the “Converted Options”). Certain options granted to a director under the Conversion Stock Option Plan were extended until July 1, 2003 due to certain lock-up provisions related to the Company’s public sale of common stock in April 2002. There were no options remaining under the Conversion Stock Option Plan at December 31, 2005 or December 31, 2004.

2001 Directors’ Stock Option Plan
      The Regent Communications, Inc. 2001 Directors’ Stock Option Plan (the “2001 Directors’ Option Plan”) provides for the issuance of up to an aggregate of 500,000 common shares in connection with the issuance of NQSOs. The exercise price of the options is to be equal to the fair market value of the underlying

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock at the date of grant. Under the terms of the 2001 Directors’ Option Plan, the options are exercisable six months from the date of grant and expire ten years from the date of grant.

2005 Incentive Compensation Plan
      The Regent Communications, Inc. 2005 Incentive Compensation Plan, as amended (the “2005 Incentive Plan”) provides for the issuance of up to an aggregate of 2,000,000 million shares in connection with the issuance of stock appreciation rights (“SARs”), restricted stock, and incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”). The maximum number of shares of restricted stock that can be awarded under the 2005 Incentive Plan is 50% of the total shares available to be awarded. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date and in the case of ISOs granted to a 10% owner (as defined), the exercise price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 2005 Incentive Plan, the stock appreciation rights and stock options expire no later than ten years from the date of grant (five years in the case of ISOs granted to a 10% owner), or earlier in the event a participant ceases to be an employee of the Company. The Compensation Committee of the Company’s Board of Directors determines eligibility and terms and restrictions related to all awards under the 2005 Incentive Plan. There were no grants under the 2005 Incentive Plan at December 31, 2005.

Employee Stock Purchase Plan
      In December 2001, the Company adopted the Regent Communications, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. Under the Stock Purchase Plan, participating employees may purchase shares of the Company’s common stock at a price per share that is 90% of the lesser of the fair market value as of the beginning or the end of the quarterly offering period. Under the terms of the Stock Purchase Plan, eligible employees may elect each offering period to have between 1% and 10% of their compensation withheld through payroll deductions. A total of approximately 50,000, 42,000, and 50,000 shares of common stock have been issued under the Stock Purchase Plan for the 2005, 2004, and 2003 offering periods, respectively.

Stock-based Compensation
      The Company applies the provisions of APB 25 in accounting for the 1998 Stock Option Plan, the 2001 Directors’ Option Plan, the Conversion Stock Option Plan and the Stock Purchase Plan. Under APB 25, no compensation expense is recognized for options granted to employees or Directors at exercise prices that are equal to or greater than the fair market value of the underlying common stock at the grant date, or for purchases of common stock under the Stock Purchase Plan. SFAS 123 requires the Company to provide, beginning with 1995 grants, pro forma information for net income (loss) and net income (loss) per common share as if compensation costs for the Company’s stock-based compensation plans had been determined in accordance with the fair-value-based method prescribed in SFAS 123. Such pro forma information is included in Footnote 1. During the fourth quarter of 2005, the Company accelerated the vesting for all issued and outstanding stock options under the 1998 Stock Option Plan with exercise prices in excess of the then-current market price of Regent common stock, which effectively made all outstanding options under the plan currently exercisable. Pro forma expense related to stock options that previously would have vested in the future has been included in pro forma expense for the 2005 year in Footnote 1.
      The weighted average fair value per share for options granted under the 1998 Stock Option Plan and 2001 Directors’ Option Plan was $3.06, $3.51, and $3.17 for ISOs in 2005, 2004, and 2003, respectively, and $3.09, $3.52, and $3.17 for NQSOs in 2005, 2004, and 2003, respectively. The weighted average fair value per share for common stock issued under the Stock Purchase Plan was $2.95, $3.40, and $3.04 for the 2005, 2004, and 2003 years, respectively. The fair value of each option grant and Stock Purchase Plan share is estimated

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005		2004		2003

	ISOs	NQSOs	ISOs	NQSOs	ISOs	NQSOs

Dividends	None	None	None	None	None	None
Volatility	63.5%	64.8%	60.7%	61.0%	60.1%	60.4%
Risk-free interest rate	3.82%	3.75%	3.38%	3.42%	3.11%	3.10%
Expected term	5 years	5 years	5 years	5 years	5 years	5 years
      Presented below is a summary of the status of outstanding Company stock options issued to employees and Directors:

		Weighted Average
	Shares	Exercise Price

Company options held by employees and Directors:
At December 31, 2002	3,082,861	$5.97
Granted	560,750	$5.88
Exercised	(135,195)	$3.73
Forfeited/expired	(24,500)	$6.37

Company options held by employees and Directors:
At December 31, 2003	3,483,916	$6.04
Granted	516,623	$6.43
Exercised	—	—
Forfeited/expired	(125,750)	$6.96

Company options held by employees and Directors:
At December 31, 2004	3,874,789	$6.07
Granted	561,250	$5.36
Exercised	(2,500)	$5.00
Forfeited/expired	(163,500)	$5.50

Company options held by employees and Directors:
At December 31, 2005	4,270,039	$5.94

      The following table summarizes the status of Company options outstanding and exercisable at December 31, 2005 under the 1998 Stock Option Plan and the 2001 Directors’ Option Plan:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Exercise Price	Shares	Life (Years)	Price	Shares	Price

$6.13 – $7.83	1,632,323	6.3	$7.07	1,632,323	$7.07
$5.00 – $6.00	2,637,716	4.8	$5.24	2,637,716	$5.24

	4,270,039			4,270,039

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      There were options exercisable into common stock of 4,270,039, 2,358,166, and 2,064,966, shares at weighted average exercise prices of $5.94, $5.84, and $5.74 per share at December 31, 2005, 2004, and 2003, respectively.
      As of December 31, 2005, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 4,100,039 shares of the Company’s common stock. Stock options granted under the 2001 Directors’ Option Plan entitle the holders to purchase 170,000 shares of the Company’s common stock.

7.	Earnings Per Share
      Statement of Financial Accounting Standards No. 128 (“SFAS 128”) calls for the dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At December 31, 2005, 2,081,666 options and 790,000 warrants to purchase Regent common stock with exercise prices less than the average market price of Regent common stock for the period were excluded from the computation of diluted loss per share because the effect was antidilutive. At December 31, 2004 and 2003, the effects of the assumed exercise of 2,116,416 and 2,135,666 outstanding stock options, respectively, were included in the calculation of diluted net income per share. The effects of the assumed exercise of 790,000 warrants to purchase shares of common stock were included in the calculation of diluted net income per share for the same two years. Common stock options that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the years ended December 31, 2005, 2004, and 2003 were 2,188,373, 1,758,373, and 1,348,250, respectively.
      The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands except per share data):

	Year Ended December 31,

	2005	2004	2003

Net (loss) income from continuing operations	$(6,621)	$6,443	$4,882
(Loss) income from discontinued operations, net of applicable income taxes of $9, $4,422, and $532, respectively	(18)	6,792	824

Net (loss) income	$(6,639)	$13,235	$5,706

Weighted average basic common shares	43,214	45,780	46,515
Dilutive effect of stock options and warrants	—	384	322

Weighted average diluted common shares	43,214	46,164	46,837
Net (loss) income per common share:
Basic and diluted:
Net (loss) income from continuing operations	$(0.15)	$0.14	$0.10
Discontinued operations	0.00	0.15	0.02

Net (loss) income	$(0.15)	$0.29	$0.12

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill and Other Intangible Assets
      During the fourth quarter of 2005, Regent performed its annual review for impairment and determined that the carrying amount for FCC licenses in three of its broadcast markets exceeded the fair market value. Accordingly, the Company recorded an impairment charge of $18.3 million as a component of operating income. Additionally, the Company determined that the carrying amount of goodwill in two broadcast markets exceeded the fair market value by $2.5 million, and therefore recorded an impairment charge of $2.5 million as a component of operating income. Regent performed its annual review of indefinite-lived assets for impairment in the years 2004 and 2003 and determined that it was not necessary to record any impairment charges for those years.

Definite-lived Intangible Assets
      The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements, pre-sold advertising contracts, and employment and sports rights agreements. Pre-sold advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement. Non-compete, employment and sports right agreements are amortized over the life of the agreement. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at December 31, 2005 and 2004 (in thousands):

	December 31, 2005		December 31, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Non-compete agreements	$1,315	$1,081	$1,426	$685
Pre-sold advertising contracts	—	—	969	969
Sports right and employment agreements	814	277	944	167

Total	$2,129	$1,358	$3,339	$1,821

      The aggregate amortization expense related to the Company’s definite-lived intangible assets for the years ended December 31, 2005, 2004, and 2003, was approximately $747,000, $1,448,000, and $146,000, respectively. The estimated annual amortization expense for the years ending December 31, 2006, 2007, 2008, and 2009 is approximately $418,000, $146,000, $146,000, and $61,000, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite-lived Intangible Assets
      The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. The following table presents the changes in the carrying amount of the Company’s indefinite-lived intangible assets at December 31, 2005 and 2004 (in thousands):

Balance as of December 31, 2003	$293,369
Purchase of radio stations	44,089
Purchase price adjustments	(944)
Disposition of radio stations	(28,891)
Reclassification of FCC license to assets held for sale	(25)

Balance as of December 31, 2004	307,598
Impairment of FCC licenses	(18,300)
Adjustments	2

Balance as of December 31, 2005	$289,300

Goodwill
      The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 (in thousands):

Goodwill

Balance as of December 31, 2003	$25,649
Adjustments	(582)
Disposition related goodwill	(1,013)
Acquisition related goodwill	8,936

Balance as of December 31, 2004	32,990
Impairment of goodwill	(2,500)
Adjustment to purchase price allocations	246

Balance as of December 31, 2005	$30,736

      The adjustments in 2004 primarily relate to tax liabilities established at the acquisition date that were never realized and were subsequently recorded as a reduction to goodwill. During 2005, the Company finalized its purchase price allocation related to certain 2004 acquisitions.
      Approximately $10.9 million of the Company’s recorded goodwill amount is not deductible for income tax purposes.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes
      The Company’s income tax (benefit) expense for continuing operations consists of the following for the years ended December 31 (in thousands):

	2005	2004	2003

Current federal	$338	$—	$—
Current state	(410)	298	102

Total current	(72)	298	102

Deferred federal	(3,266)	4,156	3,299
Deferred state	10	789	483

Total deferred	(3,256)	4,945	3,782

Valuation allowance	10	(678)	(454)

Net income tax (benefit) expense	$(3,318)	$4,565	$3,430

      The Company has allocated an income tax benefit of approximately $9,000 to discontinued operations for the 2005 year. The Company allocated approximately $4.4 million and $0.5 million of income tax to discontinued operations for the 2004 and 2003 years, respectively.
      The components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$19,257	$16,404
Miscellaneous accruals and credits	525	272
Accounts receivable reserve	307	321

Total deferred tax assets	20,089	16,997

Valuation allowance	(3,283)	(3,273)

Net deferred tax assets	16,806	13,724

Deferred tax liabilities:
Property and equipment	(2,274)	(1,818)
Hedge liability	(49)	—
Intangible assets	(34,783)	(35,401)

Total deferred tax liabilities	(37,106)	(37,219)

Net deferred tax liabilities	$(20,300)	$(23,495)

      The 2005 net deferred tax liability in the table above includes approximately $534,000 of current tax assets, which the Company has classified in other current assets in its Consolidated Balance Sheet.
      The Company has cumulative federal and state tax loss carryforwards of approximately $76.2 million at December 31, 2005. These loss carryforwards will expire in years 2006 through 2025. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. The Company recorded a valuation allowance in 2005 for state net operating losses that were generated in 2005

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and are scheduled to expire prior to 2017. Additionally, the valuation allowance against net operating losses that expired during 2005 was released.
      The difference between the Company’s effective tax rate on (loss) income before income taxes and the federal statutory tax rate arise from the following:

	2005	2004	2003

Federal tax expense at statutory rate	(34.0)%	34.0%	34.0%
Other non-deductible expenses	0.9	0.7	0.5
Increase (decrease) of valuation allowance	0.1	(6.2)	(5.5)
Expiration of net operating losses	0.5	3.4	7.6
State tax, net of federal tax benefit	0.8	9.0	6.6
Other	(1.7)	0.6	(1.9)

Effective tax rate	(33.4)%	41.5%	41.3%

10.	Derivative Financial Instruments
      Under the terms of its credit facility, the Company was required to enter into by December 31, 2003, and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the combined term loans and incremental term loans. In August 2003, the Company entered into a LIBOR-based forward interest rate swap agreement, which effectively converted $32.5 million of its variable-rate debt outstanding under the credit facility at that date to a fixed rate. The swap agreement became effective June 30, 2004 and expires June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69%, which Regent set in August 2003 based on the market for a financial instrument of this type at that date. The Company has classified the swap agreement as a cash-flow hedge, in which the Company is hedging the variability of cash flows related to its variable-rate debt. The Company records gains or losses related to the interest rate swap agreement based on information received from the counterparties to the agreement. At December 31, 2005, the unrealized gain related to the interest rate swap agreement was $0.1 million, net of approximately $50,000 in income taxes. The unrealized loss related to the interest rate swap agreement was $0.1 million, net of $0.1 million of income taxes, at December 31, 2004. The Company determined that there was no ineffectiveness in the hedge agreement at the date of inception, at December 31, 2005 or December 31, 2004, and all gains and losses have been recorded as a component of accumulated other comprehensive income (loss).

11.	Savings Plans

Regent Communications, Inc. 401(k) Profit Sharing Plan
      The Company sponsors a defined contribution plan covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan. The Company matches participant contributions in the form of employer stock. The matching formula is 50 cents for every dollar contributed up to the first 6% of compensation. Company-matched contributions vest to the employees over a three-year period after one year of service. Contribution expense was approximately $486,000, $441,000, and $371,000 in 2005, 2004, and 2003, respectively.

Regent Communications, Inc. Deferred Compensation Plan
      The Company sponsors a deferred compensation plan as a vehicle for highly compensated employees to defer compensation that they could not otherwise defer due to the limitations applicable to the Regent

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Communications, Inc. 401(k) Profit Sharing Plan and to provide an opportunity to share in matching contributions on a portion of such deferrals. The Board of Directors determines the Company’s matching cash contribution, if any, within 60 days after the end of the calendar year for which deferrals were made. For the 2005, 2004, and 2003 plan years, the matching contribution was 100% of the first 1% of deferrals contributed by participants, and contribution expense was approximately $31,000, $24,000, and $25,000, respectively. The Company funds participant contributions to the Plan into a Rabbi Trust Investment account as they are withheld from employees’ compensation. Participants are immediately vested in all of their deferral contributions. Matching contributions vest after attainment of age 65, termination of employment due to disability, a change in control of the Company, or if sooner, based on a vesting schedule of 33.3% after one year of service, 66.6% after two years of service, and 100% after three years of service. The Company categorizes the plan assets as trading securities which are reported at fair value, with changes in fair value recorded in consolidated net income. The marketable securities are included in other current assets, with an offsetting liability to employees in current liabilities. At December 31, 2005, the Plan assets and liabilities were approximately $372,000. At December 31, 2004, the Plan assets and liabilities were approximately $264,000.

12.	Other Financial Information

Property and Equipment:
      Property and equipment consists of the following as of December 31 (in thousands):

	2005	2004

Equipment	$38,827	$37,392
Furniture and fixtures	2,454	2,361
Building and improvements	14,674	13,416
Land and improvements	4,478	4,415

	60,433	57,584
Less accumulated depreciation	(24,302)	(20,640)

Net property and equipment	$36,131	$36,944

      Depreciation expense was approximately $4.6 million, $4.4 million, and $3.7 million for the years ended December 31, 2005, 2004 and 2003.

Other Current Liabilities:
      Other current liabilities consist of the following as of December 31 (in thousands):

	2005	2004

Accrued interest	$56	$141
Accrued professional fees	106	401
Deferred revenue	343	393
Accrued state and local taxes	192	177
Accrued retirement payments	402	—
Accrued other	2,089	2,598

	$3,188	$3,710

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies
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
      The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options, escalating rent provisions, and/or cost of living adjustments. Total rental expenses were approximately $1.8 million, $1.9 million, and $2.0 million in 2005, 2004, and 2003, respectively.
      At December 31, 2005, the total minimum annual rental commitments under non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2006	$1,249	$83
2007	1,185	48
2008	1,088	19
2009	614	3
2010	451	1
Thereafter	1,975	4

Total minimum payments	$6,562	158

Amount representing interest		5

Present value of net minimum lease payments		$153

      The Company classifies the current portion of capital leases in other current liabilities and the long-term portion in other long-term liabilities. The cost and accumulated depreciation associated with assets under capital leases is considered insignificant.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Information (Unaudited):
      All adjustments necessary for a fair statement of income for each period have been included (in thousands, except per share amounts):

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31(3)	Year

2005
Net broadcast revenues	$18,621	$22,728	$22,931	$21,320	$85,600
Operating income (loss)	1,497	4,891	4,190	(16,864)	(6,286)
Income (loss) from continuing operations	390	2,236	1,403	(10,650)	(6,621)
NET INCOME (LOSS):	386	2,224	1,403	(10,652)	(6,639)
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE(1)(2):
Net income (loss) per common share	$0.01	$0.05	$0.03	$(0.26)	$(0.15)
2004
Net broadcast revenues	$17,394	$22,227	$22,454	$22,112	$84,187
Operating income	1,504	4,820	5,348	3,095	14,767
Income from continuing operations	444	2,460	2,496	1,043	6,443
NET INCOME:	$319	$2,335	$8,060	$2,521	$13,235
BASIC AND DILUTED NET INCOME PER COMMON SHARE (1)(2):
Net income per common share	$0.01	$0.05	$0.18	$0.06	$0.29

(1)	The sum of the quarterly net income (loss) per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter.

(2)	Despite net income for the first three quarters of 2005 and all four quarters in 2004, net income per common share was the same for both the basic and diluted calculation.

(3)	In the fourth quarter of 2005, the Company recorded an impairment of its indefinite — lived intangible assets of $20.8 million (see Note 8).

15.	Recently Issued Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, as revised, “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R is applicable to share-based compensation arrangements including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Formerly, under the provisions of SFAS 123, companies were permitted to follow the recognition and measurement principles of APB 25 and provide additional footnote disclosures of what net income or loss would have been had the Company followed the fair-value-based provisions contained in SFAS 123. SFAS 123R requires companies to recognize in their financial statements the compensation expense related to share-based payment transactions for stock options that have future vesting provisions or as newly granted beginning on the grant date of such options. The Company is required to implement SFAS 123R in the first quarter of 2006. During the fourth quarter of 2005, the Company accelerated the vesting provisions for all stock options previously issued under The Regent Communications, Inc. 1998 Management Stock Option Plan, with exercise prices in excess of the then-

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
current market price of Regent common stock, which effectively made all outstanding stock options under the plan fully vested and exercisable. If the Company had followed the provisions of SFAS 123R for the years ended December 31, 2005, 2004, and 2003, net (loss) income and basic and diluted (loss) income per common share would have approximated the pro forma amounts disclosed in Note 1 of the Notes to Consolidated Financial Statements for those years, including all expense related to the stock options that prior to their acceleration, would have vested in future years. In 2005, Regent adopted, and the Company’s stockholders approved, The Regent Communications, Inc. 2005 Incentive Compensation Plan, which provides for the issuance of stock appreciation rights, restricted stock grants, and incentive and non-qualified stock option grants. During the first quarter of 2006, the Company began issuing restricted stock grants in lieu of stock option grants. In accordance with the provisions of SFAS 123R, the fair market value of the restricted stock was determined to equal the market price of the stock on the date of grant. The Company will continue to value shares issued under The Regent Communications, Inc. Employee Stock Purchase Plan using the Black-Scholes option-pricing model.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions,” by replacing the exception for non-monetary exchanges of similar productive assets from fair value measurement with a general exception for exchanges of non-monetary assets that do not have commercial substance. Commercial substance is defined as causing a significant change in an entity’s future cash flows as a result of the exchange. Non-monetary exchanges of assets that do not have commercial substance shall be measured based on the recorded amounts of the non-monetary assets relinquished instead of the fair values of the exchanged assets. The statement is effective for fiscal periods beginning on or after June 15, 2005, but allows early adoption for non-monetary asset exchanges occurring in fiscal periods beginning after the date the statement was issued. The Company adopted SFAS 153 as required in the third quarter of 2005 with no material impact on its financial position, cash flows, or results of operations.
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies certain terminology in FASB Statement No. 143 and the circumstances under which an entity would have sufficient information to reasonably estimate the fair value of asset retirement obligations. The Company implemented FIN 47 as of December 31, 2005, with no material effect on its operations and cash flows.
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
      In June 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 addresses assessing the amortization period for leasehold improvements acquired in a business combination and leasehold improvements placed in service significantly after and not contemplated at the beginning of a lease term. The Company has applied the provisions of

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
EITF 05-6 to all leasehold improvements acquired since the June 2005 ratification of EITF 05-6 with no material impact on the Company’s financial position, cash flows, or results of operations.
      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1 and: permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our January 1, 2007 year, and the Company will apply its provisions to any derivative transactions that are entered into after that date.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions

	Balance at	Charged to		Charged to			Balance at
	Beginning	Costs and		Other			the End
	of Period	Expenses		Accounts	Deductions(1)		of Period

Allowance for doubtful accounts:
Years ended December 31,
2005	$844	462		—	504		$802
2004(8)	$868	536		—	560		$844
2003	$854	908		—	894		$868
Deferred tax asset valuation allowance:
Years ended December 31,
2005	$3,273	57	(2)	—	47	(3)	$3,283
2004	$3,951	32	(4)	—	710	(5)	$3,273
2003	$4,405	177	(6)	—	631	(7)	$3,951

(1)	Represents accounts written off to the reserve.

(2)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2005 and scheduled to expire prior to 2017.

(3)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2005.

(4)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2004 and scheduled to expire prior to 2017.

(5)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2004.

(6)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2003 and scheduled to expire prior to 2017.

(7)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired in 2003.

(8)	Includes approximately $75 related to the disposition of the Duluth, Minnesota and Erie and Lancaster-Reading, Pennsylvania markets.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
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
      During the years ended December 31, 2004 and 2003, and through March 15, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference thereto in its reports on the Company’s consolidated financial statements for such years.
      During the years ended December 31, 2004 and 2003, and through March 15, 2005, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).
      The Company requested that PwC furnish it with a letter addressed to the United States Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of such letter, dated March 16, 2005, was provided and is filed as Exhibit 16 to this Form 10-K.

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
      The Company has carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
      There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
      None

PART III

Item 10.	Directors and Executive Officers Of The Registrant.
      The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Section 16 (a) Beneficial Ownership Reporting Compliance,” “Election of Directors” and “Executive Officers,” to be filed in April 2006 in connection with the 2006 Annual Meeting of Stockholders presently scheduled to be held on May 10, 2006.

Item 11.	Executive Compensation.
      The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement to be filed in April 2006 in connection with the 2006 Annual Meeting of Stockholders, presently scheduled to be held on May 10, 2006, and specifically from the portions thereof captioned “Executive Compensation” and “Stock Performance Graph,” except that the information required by Items 402(k) and (l) of Regulation S-K which appear within such caption under the sub-heading “Compensation Committee Report” are specifically not incorporated by reference into this Form 10-K or into any other filing by Regent under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Except for the information required by Item 201(d) of Regulation S-K, which is included below, the information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management,” to be filed in April 2006, in connection with the 2006 Annual Meeting of Stockholders, presently scheduled to be held on May 10, 2006.

Number of securities
remaining available
	Number of securities	Weighted average	for issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
	warrants and rights	and rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,270,039	$5.94	3,238,339
Equity compensation plans not approved by security holders	—	—	—

Total	4,270,039	$5.94	3,238,339

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Certain Relationships and Related Transactions,” to be filed in April 2006 in connection with the 2006 Annual Meeting of Stockholders, presently scheduled to be held on May 10, 2006.

Item 14.	Principal Accounting Fees and Services.
      The information required by this Item 14 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Independent Registered Public Accounting Firm,” to be filed in April 2006 in connection with the 2006 Annual Meeting of Stockholders, presently scheduled to be held on May 10, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
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

Regent Communications, Inc.

By:	/s/ William L. Stakelin

William L. Stakelin,
President and Chief Executive Officer
Date: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Stakelin William L. Stakelin	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 15, 2006

/s/ Anthony A. Vasconcellos Anthony A. Vasconcellos	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 15, 2006

/s/ Andrew J. Armstrong, Jr. Andrew J. Armstrong, Jr.	Director	March 15, 2006

/s/ William H. Ingram William H. Ingram	Director	March 15, 2006

/s/ Terry S. Jacobs Terry S. Jacobs	Director	March 15, 2006

/s/ Andrew L. Lewis, IV Andrew L. Lewis, IV	Director	March 15, 2006

/s/ Timothy M. Mooney Timothy M. Mooney	Director	March 15, 2006

/s/ William P. Sutter, Jr. William P. Sutter, Jr.	Director	March 15, 2006

/s/ John H. Wyant John H. Wyant	Director	March 15, 2006

EXHIBIT INDEX
      The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

Exhibit
Number	Exhibit Description

2(a)*	Asset Purchase Agreement made by and among Regent Communications, Inc. and Brill Media Company L.L.C. and certain of its subsidiaries dated August 22, 2002 (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K dated March 11, 2003 and incorporated herein by this reference)
3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)
3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)
3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)
3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)
3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)
3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

Exhibit
Number	Exhibit Description

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. adopted July 27, 2005 (previously filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by this reference)
4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)
4(b)*	Amendment and Consent under Credit Agreement dated as of December 15, 2004 among Regent Broadcasting, Inc., the financial institutions from time to time party to the Credit Agreement as lenders thereunder, Fleet National Bank, as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank., as co-documentation agents for the Lenders
4(c)*	Amendment under Credit Agreement dated as of July 12, 2005, by and among Regent Broadcasting, LLC, formerly Regent Broadcasting, Inc., Regent Communications, Inc., the several financial institutions from time to time party to the Credit Agreement as lenders thereunder, Bank of America, N.A. (successor by merger to Fleet National Bank), as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank, as co-documentation agents for the Lenders (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed August 1, 2005 and incorporated herein by reference)
4(d)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)
4(e)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)
10(a)*#	Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through May 17, 2001 and restated as of October 24, 2002 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)
10(b)*#	Grant of Incentive Stock Option under the Regent Communications, Inc. 1998 Management Stock Option Plan, as amended
10(c)*#	Regent Communications, Inc. 2001 Directors’ Stock Option Plan dated May 17, 2001 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)
10(d)*#	Grant of Stock Option under the Regent Communications, Inc. 2001 Directors’ Stock Option Plan
10(e)*#	Regent Communications, Inc. Employee Stock Purchase Plan, as amended on October 24, 2002 and effective January 1, 2003 (previously filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)
10(f)*#	Regent Communications, Inc. Deferred Compensation Plan dated July 25, 2002 and effective October 1, 2002 (previously filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)
10(g)*#	Regent Communications, Inc. 2005 Incentive Compensation Plan as adopted February 3, 2005 (previously filed as Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement No. 333-130616 filed December 22, 2005 and incorporated herein by reference)

Exhibit
Number	Exhibit Description

10(h)*#	Amendment No. 1 to the Regent Communications, Inc. 2005 Incentive Compensation Plan, effective as December 14, 2005 (previously filed as Exhibit 4.2 to the Registrant’s Form S-8 Registration Statement No. 333-130616 filed December 22, 2005 and incorporated herein by reference)
10(i)*#	Form of Restricted Stock Award pursuant to the Regent Communications, Inc. 2005 Incentive Compensation Plan, as amended (previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 4, 2006 and incorporated herein by reference)
10(j)*#	Separation Agreement and General Release by and between Terry S. Jacobs and Regent Communications, Inc. dated September 1, 2005 (previously filed as Exhibit 10(a) to the Registrant’s Form 8-K filed September 8, 2005 and incorporated herein by reference)
10(k)*#	Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 4, 2006 and incorporated herein by this reference)
10(l)*#	Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 4, 2006 and incorporated herein by this reference)
10(m)#	Schedule of Director Compensation
10(n)*	Stock Purchase Agreement dated June 15, 1998 among Regent Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)
10(o)*	Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)
10(p)*	Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 1 below) (previously filed as Exhibit 4(f) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)
10(q)*	Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H convertible preferred stock (See Note 2 below) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(aa) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)
10(r)*	Stock Purchase Agreement dated June 21, 1999, among Regent Communications, Inc., WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 4(bb) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

Exhibit
Number	Exhibit Description

10(s)*	Stock Purchase Agreement dated as of August 31, 1999 among Regent Communications, Inc., The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. relating to the purchase of 109,091 and 72,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(ee) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
10(t)*	First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., as trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(gg) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)
10(u)*	Second Amendment to Registration Rights Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and The Prudential Insurance Company of America (previously filed as Exhibit 4(hh) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)
10(v)*	Third Amended and Restated Stockholders’ Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, Joel M. Fairman, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and the Prudential Insurance Company of America (previously filed as Exhibit 4(ii) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)
10(w)*	Stock Purchase Agreement dated as of November 24, 1999, between Regent Communications, Inc. and Blue Chip Capital Fund III Limited Partnership (see Note 3 below) (previously filed as Exhibit (jj) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement filed December 29, 1999 and incorporated herein by this reference)
10(x)*	Third Amendment to Registration Rights Agreement, dated August 28, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by this reference)
10(y)*	Fourth Amendment to Registration Rights Agreement, dated as of November 26, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(t) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)
10(z)*	Registration Rights Agreement dated as of January 7, 2002, between Regent Communications, Inc. and ComCorp of Lafayette, Inc. (previously filed as Exhibit 10(u) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

Exhibit
Number	Exhibit Description

10(aa)*	Registration Rights Agreement dated as of January 7, 2002 between Regent Communications, Inc. and Abbeville Broadcasting Service, Inc. (previously filed as Exhibit 10(v) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)
16*	Letter regarding change in Independent Registered Public Accounting Firm (previously filed as Exhibit 16 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference)
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification
31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification
32(a)	Chief Executive Officer Section 1350 Certification
32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

#	Constitutes a management contract or compensatory plan or arrangement.
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