Form 10-Q
period 2006-03-31
REGENT COMMUNICATIONS INC
filed 2006-05-10
CIK 913015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value – 40,803,573 shares outstanding as of May 5, 2006

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Broadcast revenues, net of agency commissions	$18,493	$18,621

Station operating expenses	14,125	13,717
Depreciation and amortization	1,277	1,397
Corporate general and administrative expenses	1,769	2,016
Gain on sale of long-lived assets	(20)	(6)

Operating income	1,342	1,497

Interest expense	(1,275)	(1,055)
Other income, net	44	1

Income from continuing operations before income taxes	111	443
Income tax expense	(47)	(53)

Income from continuing operations	64	390
Loss on discontinued operations, net of income tax benefit	—	(4)

Net income	$64	$386

Basic and diluted income per common share:

Net income from continuing operations	$0.00	$0.01
Net loss from discontinued operations	—	0.00

Net income	$0.00	$0.01

Weighted average number of common shares:
Basic	41,538	45,154
Diluted	41,538	45,247
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$688	$846
Accounts receivable, net of allowance of $752 and $802 at March 31, 2006 and December 31, 2005, respectively	11,606	13,224
Other current assets	2,107	1,983

Total current assets	14,401	16,053

Property and equipment, net	35,781	36,131
Intangible assets, net	289,899	290,071
Goodwill	30,736	30,736
Other assets	1,400	1,490

Total assets	$372,217	$374,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,150	$6,175
Accounts payable	1,589	1,558
Accrued compensation	1,232	1,520
Other current liabilities	3,432	3,188

Total current liabilities	13,403	12,441

Long-term debt, less current portion	77,500	78,275
Other long-term liabilities	898	875
Deferred taxes	20,864	20,834

Total liabilities	112,665	112,425

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,320,092 and 48,085,992 shares issued at March 31, 2006 and December 31, 2005, respectively	483	481
Treasury stock, 7,064,907 and 6,475,759 shares, at cost, at March 31, 2006 and December 31, 2005, respectively	(39,361)	(36,774)
Additional paid-in capital	348,450	348,401
Accumulated other comprehensive income	62	94
Accumulated deficit	(50,082)	(50,146)

Total stockholders’ equity	259,552	262,056

Total liabilities and stockholders’ equity	$372,217	$374,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$64	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,277	1,397
Deferred income tax expense	46	49
Non-cash compensation expense	211	199
Other, net	259	180
Changes in operating assets and liabilities, net of acquisitions in both years:
Accounts receivable	1,462	1,471
Other assets	(169)	38
Current and long-term liabilities	(319)	(410)

Net cash provided by operating activities	2,831	3,310

Cash flows from investing activities:
Acquisition of radio stations and related acquisition costs, net of cash acquired	(5)	(237)
Capital expenditures	(439)	(945)
Other	7	177

Net cash used in investing activities	(437)	(1,005)

Cash flows from financing activities:
Principal payments on long-term debt	(2,800)	(1,827)
Long-term debt borrowings	3,000	—
Treasury stock purchases	(2,777)	—
Other	25	(38)

Net cash used in financing activities	(2,552)	(1,865)

Net (decrease) increase in cash and cash equivalents	(158)	440
Cash and cash equivalents at beginning of period	846	1,246

Cash and cash equivalents at end of period	$688	$1,686

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$53	$40
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
     The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 2005 condensed consolidated balance sheet was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Regent’s Form 10-K for the year ended December 31, 2005.
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $1.9 million for the each of the three-month periods ended March 31, 2006 and 2005.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three-month periods ended March 31, 2006 and 2005 were as follows (in thousands):

	Three months	Three months
	ended March 31,	ended March 31,
	2006	2005
Barter revenue	$651	$708
Barter expense	$683	$623

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Comprehensive Income
     The following table shows the components of comprehensive income for the three months ended March 31, 2006 and 2005 (in thousands):

	Three months ended	Three months ended
	March 31, 2006	March 31, 2005
Net income	$64	$386
(Loss) gain on cash flow hedge, net of income taxes	(32)	183

Comprehensive income	$32	$569

Stock-based Compensation Plans
     In January 2006, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is applicable to share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. In January 2006, the Company issued 234,100 nonvested shares as a component of compensation to employees in lieu of stock options. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first quarter of 2006, Regent recorded approximately $68,000 of expense related to nonvested share awards. At March 31, 2006, deferred compensation expense related to the nonvested shares was approximately $1.0 million, which will be recognized over the remaining 3.75 years of the vesting period. All nonvested awards granted remain outstanding at March 31, 2006. Under the provisions of SFAS 123R, the Company is also required to record compensation expense related to shares issued under the Company’s Employee Stock Purchase Plan. For the three months ended March 31, 2006, the Company recorded approximately $10,000 of compensation expense related to its Employee Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first quarter of 2006 was $0.84, based upon a weighted average volatility of 36.7%, a weighted average risk-free interest rate of 4.16%, an average life of three months, and no dividends. The Company had no unvested stock options at the date that SFAS 123R was implemented. There were no stock options granted during the first quarter of 2006, and approximately 1,000 stock options with a weighted-average exercise price of $6.53 per share were terminated due to forfeiture or expiration. The intrinsic value of all outstanding stock options was zero at March 31, 2006. See Regent’s 2005 Annual Report on Form 10-K for other disclosures of all outstanding awards.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense was recorded only to the extent that the market price of the underlying common stock on the date of grant exceeded the exercise price. The Company granted all stock options at market price,

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
therefore, no expense was recorded related to the Company’s stock-based compensation plans for the three months ended March 31, 2005. The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three months ended March 31, 2005 (in thousands, except per share information):

Three months ended
March 31, 2005
Net income, as reported	$386
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(408)

Pro forma net loss	$(22)

Earnings per share:
Basic – as reported	$0.01
Basic – pro forma	$0.00
Diluted – as reported	$0.01
Diluted – pro forma	$0.00
The weighted-average fair value of $3.09 and $3.27 for the 501,250 stock options and 15,970 Employee Stock Purchase Plan shares granted, respectively, were estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions as of March 31, 2005:

Dividends	None
Volatility	65.7%
Risk-free interest rate	3.73% - 4.18%
Expected term	5 years
Discontinued Operations
     In 2004, the Company disposed of its Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the three-month period ended March 31, 2005 is as follows (in thousands):

Three months
ended March 31,
2005
Net broadcast revenue	$—
Depreciation and amortization expense	$—
Allocated interest expense	$—
Loss before income taxes	$(8)
Income Taxes
     The Company recorded income taxes at an effective rate of 42.4% for the first quarter of 2006. During the first quarter of 2005, the Company reversed $126,000 of long-term liability, with a corresponding decrease in income tax expense. The reversal of the liability was predicated on a legislative change in the Commonwealth of Kentucky during the first quarter of 2005 that made the liability unnecessary. Excluding the $126,000 of income tax benefit, the Company recorded income taxes during the first quarter of 2005 at an effective rate of 40.4%.
2. SUBSEQUENT EVENTS
     On May 9, 2006, the Company entered into two transactions in its Peoria, Illinois market, whereby Regent will sell three radio stations and purchase two radio stations. Under the terms of the sale transaction, Regent will sell substantially all of the broadcasting and intangible assets of WIXO-FM, WVEL-FM and WPIA-FM to Independence Media of Illinois, LLC, for $2.8 million, consisting of approximately $1.9 million in cash and a note receivable of approximately $0.9 million. Concurrently, Regent will purchase substantially all of the broadcasting and intangible assets of WZPW-FM and WXMP-FM from AAA Entertainment LLC and related entities for $12.5 million in cash. Regent has placed $625,000 in escrow to secure its obligation under the asset purchase agreement. The completion of each transaction is contingent upon the closing of both transactions, as well as routine regulatory approval. The Company expects to consummate the transactions during the second half of 2006.
3.	LONG-TERM DEBT

Long-term debt consisted of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Senior reducing term loan	$59,150	$60,450
Senior reducing revolving credit facility	25,500	24,000

	84,650	84,450
Less: current portion of long-term debt	(7,150)	(6,175)

	$77,500	$78,275

     Borrowings under the credit facility bore interest at an average rate of 5.47% at March 31, 2006 and 5.19% at December 31, 2005.
4.	SUPPLEMENTAL GUARANTOR INFORMATION
     The Company conducts the majority of its business through its subsidiaries (“Subsidiary Guarantors”). The Subsidiary Guarantors are wholly-owned by Regent Broadcasting, Inc. (“RBI”), which is a wholly-owned subsidiary of Regent Communications, Inc. (“RCI”). The

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at March 31, 2006 or December 31, 2005. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of restricted stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. During the first three months of 2006, Regent issued 234,100 shares of common stock, net of forfeitures, which vest ratably over a four-year period.
     On February 2, 2005, Regent issued 37,517 shares of common stock from treasury shares to four executive officers at an issue price of $5.185 per share as payment of a portion of 2004 bonuses awarded under the Senior Management Bonus Plan.
     During the first three months of 2006 and 2005, Regent reissued 36,191 shares and 36,123 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase up to $20 million worth of shares of its common stock at certain market price levels. During the first quarter of 2006, the Company repurchased 625,339 shares of common stock for an aggregate purchase price of approximately $2.8 million. There were no repurchases of common stock during the first three months of 2005.
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Definite-lived Intangible Assets
     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements and employment and sports rights agreements. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$1,315	$1,207	$1,315	$1,081
Sports right and employment agreements	814	323	814	277

Total	$2,129	$1,530	$2,129	$1,358

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three months ended March 31, 2006 and 2005 was approximately $172,000 and $193,000, respectively. The estimated annual amortization expense for the years ending December 31, 2006, 2007, 2008, and 2009 is approximately $418,000, $146,000, $146,000, and $61,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. At March 31, 2006 and December 31, 2005, the carrying amount for the Company’s indefinite-lived intangible assets was approximately $289.3 million.
Goodwill
     At March 31, 2006 and December 31, 2005, the carrying amount of the Company’s goodwill was approximately $30.7 million.
7.	EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan that were not vested as of March 31, 2006. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants were exercised, except when the

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
effect would be anti-dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Common stock options that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 4,269,039 and 2,760,623 for the three months ended March 31, 2006 and 2005, respectively. Warrants that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 790,000 for the three months ended March 31, 2006. All warrants were dilutive in the comparable 2005 period. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be anti-dilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the three months ended March 31, 2006, there were no incremental shares included in the calculation of fully diluted earnings per share. There were no nonvested shares outstanding at March 31, 2005.

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(In thousands except per share data)
Income from continuing operations	$64	$390
Loss from discontinued operations, net of taxes	—	(4)

Net income	$64	$386

Basic and diluted income per common share:
Income from continuing operations	$0.00	$0.01
Loss from discontinued operations	—	0.00

Net income	$0.00	$0.01

Weighted average basic common shares	41,538	45,154
Dilutive effect of stock options, warrants and nonvested shares	—	93

Weighted average diluted common shares	41,538	45,247

Stock options and warrants to purchase shares of common stock assumed exercised and nonvested shares included in the calculation of diluted net income per share:
Stock options	—	1,590
Warrants	—	790
8.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1 and: permits fair value re-

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007, and the Company will apply its provisions to any derivative transactions that are entered into after that date. The Company is currently evaluating the impact that the adoption of SFAS 155 will have on the Company’s financial statements and cash flows, if any.

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
Executive Overview
     We formed Regent in November 1996 to acquire, own and operate clusters of radio stations in mid-sized and small markets. Our primary objective is to increase Regent’s value to its stockholders by growing the number of radio stations and markets in which we operate and by improving the financial performance of the stations we own and operate in those markets. We measure our progress by: evaluating our ability to continue to increase the number of stations we own; seeking to improve the post-acquisition performance of those acquired radio stations; and by achieving leadership positions in our portfolio of broadcast properties in terms of audience share ratings and revenue generation.

     Regent’s national revenue decreased 6.4% in the first quarter of 2006, while local revenue increased 0.7%, for a total net decrease of 0.7%. The Radio Advertising Bureau reported that for the overall radio industry, national revenue increased 3% in the first quarter of 2006 compared to 2005, while local revenue decreased by 2%, for a total net decrease of 1%. Our strategy of focusing on local business allowed Regent to outperform the industry in terms of local revenue. Conversely, the benefit of increased national revenue was received primarily in markets with larger percentages of national advertisers than Regent’s markets. Our performance was impacted by weak advertising spending, including the automobile and telecom categories, which were lower than the same period for the prior year. The retail, entertainment and healthcare categories maintained their prior period levels. We experienced positive revenue growth in several of our markets, including El Paso, Texas, Evansville, Indiana, Lafayette, Louisiana, and Grand Rapids, Michigan. Markets that showed decreases in revenue for the quarter included Albany, New York, Flint, Michigan, and Utica, New York.
     We continued to repurchase shares of our common stock through the first and second quarters of 2006. Through April 2006, we have repurchased 1,100,599 shares of Regent common stock at an average price of $4.42 per share, for a total cost of approximately $4.9 million including commissions. While our primary strategy remains focused on the acquisition of radio properties, the availability of suitable stations has been severely limited during 2005 and early 2006 due to the depressed trading multiples of publicly traded radio broadcasting companies relative to private market values. In the absence of such availability, we have demonstrated that we will also employ capital to repurchase our own stock when the market price is at a level that we believe to be beneficial to our stockholders to do so.
     On January 1, 2006, we implemented the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective application method. Under this method, prior period financial statements are not restated to reflect the effect upon those statements of SFAS 123R as though its provisions had been in effect at that time. Instead, pro forma disclosures for periods prior to the implementation of SFAS 123R continue to be included in the Notes to Condensed Consolidated Financial Statements. Prior to the implementation of SFAS 123R, we accounted for share-based payment awards under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, under which compensation expense was recorded only to the extent that the market price of the underlying common stock on the date grant exceeded the exercise price. Beginning in January 2006, the Company began issuing nonvested shares as a component of compensation to employees in lieu of stock options. We expect to award approximately one-third as many nonvested shares each year as were typically granted through stock options. The nonvested shares vest ratably over a four-year period, with no additional performance conditions associated with the shares other than continued employment with the Company. During the first three months of 2006, we recognized approximately $68,000 of expense related to nonvested share awards and approximately $10,000 of expense related to our employee stock purchase plan, which under SFAS 123R is considered a compensatory plan. At March 31, 2006, deferred compensation expense related to nonvested shares was approximately $1.0 million, which will be recognized over the remaining 3.75 years of the vesting period. In November 2005, the Compensation Committee of Regent’s Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options granted under the Regent Communications, Inc. 1998 Management Stock Option Plan with exercise prices greater than the average of the high and low price of a share of the Company’s common stock on the date of acceleration. Therefore, at March 31, 2006, all stock options previously issued were fully vested.

     We are under contract with Ibiquity Digital Corporation (“Ibiquity”) for the right to convert 60 of our stations to digital or high definition radio (“HD Radio”). The contract that we entered into with Ibiquity stipulates that we convert a predetermined number of our stations to HD Radio over a six-year period beginning in 2005. Five of our FM stations were converted in 2005, and a sixth FM station was converted in the beginning of 2006, for an aggregate cost of approximately $1.1 million. We anticipate that two additional FM stations will be converted by the end of the second quarter, with four more FM stations scheduled for conversion through the remainder of 2006, for an estimated aggregate cost of approximately $1.0 million. The conversion will enable the stations to broadcast digital-quality sound and also provide certain services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast multiple additional channels of programming for public, private or subscription services. To date there has been no economic impact on our stations that have converted to HD Radio. Any future economic benefit to our stations as a result of digital conversion is not known at this time.
     In our Albany, New York market, new programming began on December 19, 2005, to reformat our simulcast rock-formatted stations WQBK-FM and WQBJ-FM, which had previously carried The Howard Stern Show. The Howard Stern Show began broadcasting exclusively on satellite radio in 2006, which was the primary reason for the 13% decrease in Albany’s net broadcast revenue compared to the same period in 2005. The revenue decrease was mitigated somewhat by the elimination of approximately $0.1 million in program rights fees associated with airing The Howard Stern Show.
RESULTS OF OPERATIONS
     A comparison of the three months ended March 31, 2006 versus March 31, 2005, and the key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our condensed consolidated financial statements and the related footnotes.
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
Comparison of three months ended March 31, 2006 to three months ended March 31, 2005
Net Broadcast Revenues
     Net broadcast revenues for Regent decreased 0.7% to approximately $18.5 million in the first quarter of 2006 from approximately $18.6 million in the first quarter of 2005. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):

	Net broadcast revenue
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Net broadcast revenue variance:
Local advertising	$101	0.7%
National advertising	(154)	-6.4%
Barter revenue	(57)	-8.1%
Other	(18)	-3.4%

Net broadcast revenue variance	$(128)	-0.7%

     The increase in local advertising of 0.7% in the first quarter of 2006 compared to the same period in 2005 was due primarily to increased local agency sales in our El Paso, Texas and Lafayette, Louisiana markets. Our El Paso market benefited from strong station ratings, while our Lafayette market continued to benefit from advertisers reallocating their regional marketing budgets into Lafayette to reach the additional population influx from New Orleans and other hurricane-affected areas. The local agency increases were partially offset by decreases related to the timing of a special event in one market, and the elimination of an event in another market. The unfavorable national advertising revenue variance of 6.4% was due to decreases in national revenue in several of our markets, partially offset by increased national revenue in our El Paso, Texas market.
Station Operating Expenses
     Station operating expenses increased 3.0%, to approximately $14.1 million in 2006 from approximately $13.7 million in 2005. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):

	Station operating expense
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Station operating expense variance:
Technical expense	$(63)	-8.9%
Programming expense	(212)	-5.1%
Promotion expense	(67)	-12.5%
Sales expense	86	2.2%
Administrative expense	(92)	-2.4%
Barter expense	(60)	-9.6%

Total station operating expense variance	$(408)	-3.0%

     The increase in technical expense was due primarily to increased salaries and an increase in heat, light and power expenses. The increase in programming expense was due primarily to: increased compensation expense; increased music license fees; additional research costs; and streaming fees related to broadcasting over the internet. The increased promotion expense was due primarily to increased advertising. The sales expense decrease was due primarily to compensation cost savings related to decreased revenue. Administrative expense was higher due to increased overhead expense related to personal property taxes, liability insurance and non-cash compensation expense related to the implementation of SFAS 123R.
Depreciation and Amortization
     Depreciation and amortization expense decreased 8.6%, from approximately $1.4 million in 2005 to $1.3 million in 2006. The decrease was due primarily to lower depreciation expense in Albany, New York and Grand Rapids, Michigan, as many assets acquired in the purchase of the two markets were fully depreciated by the end of 2005.
Corporate Expense
     Corporate general and administrative expense decreased 12.3% from approximately $2.0 million in 2005 to $1.8 million in 2006. The decrease was due primarily to lower compensation expense of approximately $135,000; savings in professional fees of approximately $130,000; and business travel savings of approximately $30,000. The savings were partially offset by an increase in non-cash compensation expenses of approximately $58,000 related to the implementation of SFAS 123R.
Interest Expense
     Interest expense increased 20.9% from approximately $1.1 million in the first quarter of 2005 to approximately $1.3 million in the first quarter of 2006. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit facility balances in 2006 compared to 2005. The increased outstanding balances were related to borrowings in the fourth quarter of 2005 and first quarter of 2006 to fund the repurchase of Regent common shares authorized under the stock buyback program.
Income Taxes
     We recorded income tax expense of approximately $47,000 in 2006 on income from continuing operations, which represented a 42.4% effective rate. The rate includes tax expense at a 34% federal rate, a state tax rate, net of federal benefit, of 6.8% and miscellaneous adjustments of 1.6%. Income tax expense was recorded at the federal statutory rate of 34% for the first quarter of 2005 and state income taxes, net of federal benefit, were recorded at 6.0%. The effective tax rate for the first quarter of 2005 was 12.0%. The recorded state income tax expense was offset by an income tax benefit of $126,000 recorded during the first quarter of 2005 as a result of a legislative change in the Commonwealth of Kentucky. The Company determined during the first quarter of 2005 that the liability previously recorded was no longer required.
Same Station Results
     Our revenues are produced exclusively by our radio stations. We believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those years. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between the first quarter of 2006 and 2005 are listed in the table below, excluding the effect of barter transactions (in thousands).
     Same station net revenue decreased 0.4% in the first quarter of 2006 compared to the same period in 2005, due primarily to decreases in national revenue across most of our markets, totaling approximately $155,000. An increase of approximately $100,000 in our local revenue was due primarily to increases in our Lafayette, Louisiana and El Paso, Texas markets due to a combination of improvements in the local economies, strong ratings, and an influx of advertising dollars due to an increased population in the Lafayette market.

Quarter 1	2006	2005
(74 stations in 15	Net	Net	%
markets)	Revenue	Revenue	Change
Net broadcast revenue	$18,493	$18,621
Less barter effect	651	708

Same station net broadcast revenue	$17,842	$17,913	(0.4%)

LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     Our most recent credit facility amendment in July of 2005 allowed us to reset our maximum leverage ratio to the levels that were in place at the beginning of the existing credit agreement and borrow up to $50.0 million for repurchases of our own stock, subject to certain conditions. As of April 30, 2006, we have utilized approximately $6.1 million of the $50.0 million stock repurchase limit. Our maximum leverage ratio at the end of the first quarter was 6.25:1.00, which ratio will decrease to 6.00:1.00 on August 1, 2006. Our actual leverage ratio at the end of the first quarter of 2006 was 4.14:1.00.
     We believe that we have sufficient access to funds to enable us to pursue our acquisition strategy in 2006 if suitable acquisitions at acceptable prices are located. We also anticipate that if we were to make an acquisition that would require borrowings in excess of our current borrowing capacity, we would be able to fund our capital requirements by either refinancing our current credit facility, or by obtaining financing through a variety of options available to us, including, but not limited to, access to public capital through our shelf registration statement. While our focus has remained on being acquisitive, we do have the flexibility to repurchase our own stock when the market price is at a level that we believe is beneficial to our stockholders. Since March 31, 2005, we have expended approximately $26.1 million, including commissions, to repurchase our stock.
     We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to meet our requirements for corporate expenses and capital expenditures in 2006, based on our projected operations and indebtedness and after giving effect to scheduled credit facility commitment reductions. We have available borrowings of approximately $54.4 million at March 31, 2006, subject to the terms and conditions of the credit facility.

     Our cash and cash equivalents balance at March 31, 2006 was approximately $0.7 million compared to approximately $0.8 million at December 31, 2005. Cash balances between years can fluctuate due to the timing of when monies are received and expenditures are made. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to repay borrowings under our revolving credit facility.
     We expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements. Excluding HD Radio expenditures and projects to consolidate duplicate market facilities or to expand facilities to adequately house stations acquired from other operators, our maintenance capital expenditures have typically been approximately 2% of our net revenue. Additionally, we have maintained a disciplined acquisition approach that has enabled us to consistently keep our debt leverage well below levels allowed under our credit facility covenants. One-half of our outstanding term loan is on a fixed interest rate through June 2006. The remainder of our debt is variable-rate, with interest rates based on LIBOR rates. Our weighted average interest rate for the first quarter of 2006 was 5.15% compared to 4.28% in the first quarter of 2005. Our term loan began scheduled reductions on December 31, 2004 with an initial payment of approximately $0.8 million and continues quarterly reductions in increasing amounts thereafter until termination. The revolving credit facility began to reduce on June 30, 2005 and continues thereafter to termination. At the end of the first quarter of 2006, the unamortized balance of our total credit facility was approximately $139.1 million.
     Our liquidity continues to be supported by the effectiveness of our credit policies and procedures, which has enabled the Company to keep write-offs of accounts receivable to approximately 1% or lower of net revenue over the past four years.
Cash Requirements
     The term loan commitment began scheduled reductions on December 31, 2004, and the revolving commitment reduction began on June 30, 2005. The commitment after future scheduled reductions approximates as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment
2006	$72,888	$54,275
2007	$60,350	$44,363
2008	$42,288	$31,200
2009	$21,463	$15,600
2010	$-0-	$-0-
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

     In the first quarter of 2006, our sources of cash used to fund various investing and financing transactions totaled approximately $5.8 million and were derived from a combination of cash provided by operating activities and borrowings under our credit facility.
     Net cash provided by operating activities decreased approximately 14.5% in 2006 to approximately $2.8 million, compared to $3.3 million in 2005. The $0.5 million decrease was due primarily to a combination of decreased station operating income at our radio stations and increased interest costs, partially offset by a reduction in corporate expense.
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
     Effective July 26, 2005, we completed a new amendment to our credit facility. The material terms of the amendment were: (1) to reduce the Applicable Margin on Base Rate and Eurodollar loans under the credit facility, which at the current level of indebtedness reduces the Company’s interest rate by 50 basis points; (2) to revise the definition of Permitted Acquisition Condition (a) to eliminate two leverage ratio tests relating to aggregate acquisitions by Regent in excess of $75 million and in excess of $125 million, which ratios operated to require the prior consent of the lenders for Regent acquisitions in excess of those thresholds, and (b) to eliminate the requirement for prior consent of the lenders for any single acquisition in excess of $50 million; (3) to reset the maximum leverage ratio of total outstanding debt to EBITDA to 6.25:1.00, which increases the Company’s borrowing capacity under the credit facility, subject to the terms and conditions of the facility; and (4) to permit Regent to use cash in the amount of up to $50 million to repurchase shares of its common stock for the period commencing July 26, 2005 through the maturity date of the credit facility.
     At March 31, 2006, we had borrowings under the credit facility of approximately $84.7 million, comprised of a $59.2 million term loan and $25.5 million of revolver borrowings, and available borrowings of $54.4 million, subject to the terms and conditions of the facility.
     The term loan commitment began reducing over six years on December 31, 2004, and the revolving commitment reduction began on June 30, 2005. On a quarterly basis in 2006, the commitment after reduction is approximately as follows (in thousands):

	Revolving	Term Loan	Total
Period Ending	Commitment	Commitment	Commitment
March 31, 2006	$79,900	$59,150	$139,050
June 30, 2006	$77,563	$57,850	$135,413
September 30, 2006	$75,225	$56,550	$131,775
December 31, 2006	$72,888	$54,275	$127,163
     Under the credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the credit facility, as amended, bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds

Rate plus 0.5% in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 0.5% depending upon our leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 1.50%, depending upon our leverage ratio. Borrowings under the credit facility bore interest at an average rate of 5.15% and 4.56% at March 31, 2006 and March 31, 2005, respectively. Our weighted-average interest rate for the quarter ended March 31, 2006 and March 31, 2005 was 5.47% and 4.28%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit facility utilized. At March 31, 2006, we were in compliance with the covenants and conditions of our credit facility.
     One-half of our term loan borrowings are hedged by a LIBOR-based forward interest rate swap agreement, which converts approximately $29.6 million from variable-rate to fixed-rate debt. The swap agreement became effective on June 30, 2004 and expires June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69%, plus applicable margin, which we set in August 2003 based on the market for a financial instrument of this type at that date.
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
Uses of Funds
     In the first quarter of 2006, we utilized our sources of cash primarily to repurchase shares of our common stock, pay down scheduled debt payments, and fund capital expenditures.
     Net cash used in investing activities was $0.4 million in the first quarter of 2006, compared to $1.0 million in 2005. The decrease was due primarily to $0.5 million of capital expenditures to consolidate our facilities in Albany, New York in 2005, partially offset by an increase in expenditures of $0.1 million in 2006 related to HD Radio.
     Cash flows used by financing activities were approximately $2.6 million in the first quarter of 2006, compared to cash flows used by financing activities of approximately $1.9 million in 2005. The increase reflects the increased stock repurchase activity in 2006 which included cash outflows of approximately $2.8 million. We used a combination of cash from operating activities and borrowings under the credit facility to fund the stock repurchases. Repayment of debt under our credit facility was $2.8 million in the first quarter of 2006 compared to $1.8 million in 2005.
Pending Sources and Uses of Funds
     On May 9, 2006, we entered into two transactions in our Peoria, Illinois market, whereby we will sell three radio stations and purchase two radio stations. Under the terms of the sale transaction, we will sell substantially all of the broadcasting and intangible assets of WIXO-FM, WVEL-FM and WPIA-FM to Independence Media of Illinois, LLC, for $2.8 million, consisting of approximately $1.9 million in cash and a note receivable of approximately $0.9 million. Concurrently, we will purchase substantially all of the broadcasting and intangible assets of WZPW-FM and WXMP-FM from AAA Entertainment LLC and related entities for $12.5 million in cash. We have placed $625,000 in escrow to secure our obligation under the asset purchase agreement. The completion of each transaction is contingent upon the closing of both transactions, as well as routine regulatory approval. We expect to consummate the transactions during the second half of 2006.
Off-Balance Sheet Financing Arrangements
     At March 31, 2006 there were warrants outstanding entitling the holders to purchase a total of 790,000 shares of our common stock at $5.00 per share. These warrants were issued in 1998 in connection with the Series A, B, and F convertible preferred stock issuances and expire ten years from the date of grant.
     We have no material off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1 and: permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007, and we will apply its provisions to any derivative transactions that are entered into after that date. We are currently evaluating the provisions of SFAS 155 and its expected effect on our operations and cash flows, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement to convert $32.5 million of our variable-rate debt under the credit facility at that date to a fixed rate beginning June 30, 2004 and expiring June 30, 2006. Under this agreement, payments are made based on a fixed rate of 3.69% plus applicable margin, a rate which was set in August 2003 based on the market for a financial instrument of this type at that date. We have classified the swap agreement as a cash-flow hedge, in which we are hedging the variability of cash flows related to our variable-rate debt. Based on our exposure to variable rate borrowings at March 31, 2006, a one percent (1%) change in the weighted-average interest rate would change our annualized interest expense by approximately $551,000.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2006, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
PART II- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We currently and from time to time are involved in litigation incidental to the conduct of our business. In the opinion of our management, we are not a party to any lawsuit or legal proceeding that is likely to have a material adverse effect on our business or financial condition.
     We are not aware of any probable or levied penalties against the Company relating to the American Jobs Creation Act.

ITEM 1A. RISK FACTORS.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c)     Repurchases of stock

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plan (1)	under the Plan (1)
				(in thousands)
January 1, 2006 – January 31, 2006	0	—	0	$18,779
February 1, 2006 – February 28, 2006	15,200	$4.52	15,200	$18,711
March 1, 2006 – March 31, 2006	610,139	$4.44	610,139	$16,003
Total	625,339	$4.44	625,339	$16,003

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. Through October 2002, the Company repurchased approximately $6.7 million of its common stock under the program, which amount the Board later replenished under the program at their October 2002 meeting. As of July 31, 2004, the Company had expended the entire $16.7 million authorized under the program. At its July 2004 meeting, the Company’s Board of Directors replenished the amount authorized under the repurchase program by an additional $20.0 million. In December 2004, Regent completed an amendment of its credit facility that provided the Company with more favorable pricing and increased the amount of common stock that could be repurchased, subject to certain conditions, by $40.0 million, twice the amount then approved by the Board of Directors. The entire $20.0 million of additional repurchase capacity under the program was expended during the second quarter of 2005. At its July 2005 meeting, the Company’s Board of Directors again replenished Regent’s stock buyback program by authorizing the Company to expend up to $20.0 million more for stock repurchases. Effective July 26, 2005, the Company modified its credit facility to, among other things, permit Regent to use up to $50.0 million in cash to repurchase shares of its common stock. Since the July 2005 replenishment of the stock buyback program, the Company has repurchased 870,807 shares of its common stock for approximately $4.0 million. Of this amount, 625,339 shares were repurchased during the first quarter of 2006 for approximately $2.8 million.

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

REGENT COMMUNICATIONS, INC.

Date: May 10, 2006	By:	/s/ William L. Stakelin

William L. Stakelin, President
and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Anthony A. Vasconcellos

Anthony A. Vasconcellos, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. adopted July 27, 2005 (previously filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)

4(b)*	Amendment and Consent under Credit Agreement dated as of December 15, 2004 among Regent Broadcasting, Inc., the financial institutions from time to time party to the Credit Agreement as lenders thereunder, Fleet National Bank, as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank, as co-documentation agents for the Lenders (previously filed as Exhibit 4(b) to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference)

4(c)*	Amendment under Credit Agreement dated as of July 12, 2005, by and among Regent Broadcasting, LLC, formerly Regent Broadcasting, Inc., Regent Communications, Inc., the several financial institutions from time to time party to the Credit Agreement as lender thereunder, Bank of America, N.A. (successor by merger to Fleet National Bank), as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank, as co-documentation agents for the Lenders (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed August 1, 2005 and incorporated herein by reference)

4(d)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

E-2

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

4(e)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-3