Form 10-Q
period 2006-06-30
REGENT COMMUNICATIONS INC
filed 2006-08-09
CIK 913015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Common Stock, $.01 par value – 40,831,634 shares outstanding as of August 4, 2006

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2006

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Broadcast revenues, net of agency commissions	$22,801	$22,728	$41,294	$41,349

Station operating expenses	15,475	14,749	29,600	28,466
Depreciation and amortization	1,162	1,360	2,439	2,757
Corporate general and administrative expenses	1,656	1,706	3,425	3,722
(Gain) loss on sale of long-lived assets	(5)	22	(25)	16

Operating income	4,513	4,891	5,855	6,388

Interest expense	(1,393)	(1,147)	(2,668)	(2,202)
Other income, net	19	8	63	9

Income from continuing operations before income taxes	3,139	3,752	3,250	4,195
Income tax expense	(1,127)	(1,516)	(1,174)	(1,569)

Income from continuing operations	2,012	2,236	2,076	2,626
Loss on discontinued operations, net of income tax benefit	—	(12)	—	(16)

Net income	$2,012	$2,224	$2,076	$2,610

Basic and diluted income per common share:

Income from continuing operations	$0.05	$0.05	$0.05	$0.06
Loss from discontinued operations	—	0.00	—	0.00

Net income	$0.05	$0.05	$0.05	$0.06

Weighted average number of common shares:
Basic	40,593	44,211	41,063	44,680
Diluted	40,593	44,522	41,064	44,885
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,384	$846
Accounts receivable, net of allowance of $864 and $802 at June 30, 2006 and December 31, 2005, respectively	14,336	13,224
Other current assets	2,288	1,983

Total current assets	18,008	16,053

Property and equipment, net	36,008	36,131
Intangible assets, net	289,778	290,071
Goodwill	30,736	30,736
Other assets	2,421	1,490

Total assets	$376,951	$374,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,125	$6,175
Accounts payable	2,040	1,558
Accrued compensation	1,693	1,520
Other current liabilities	3,604	3,188

Total current liabilities	15,462	12,441

Long-term debt, less current portion	79,225	78,275
Other long-term liabilities	903	875
Deferred taxes	21,928	20,834

Total liabilities	117,518	112,425

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,350,092 and 48,085,992 shares issued at June 30, 2006 and December 31, 2005, respectively	483	481
Treasury stock, 7,543,193 and 6,475,759 shares, at cost, at June 30, 2006 and December 31, 2005, respectively	(41,464)	(36,774)
Additional paid-in capital	348,484	348,401
Accumulated other comprehensive income	—	94
Accumulated deficit	(48,070)	(50,146)

Total stockholders’ equity	259,433	262,056

Total liabilities and stockholders’ equity	$376,951	$374,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,076	$2,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,439	2,757
Deferred income tax expense	1,142	1,527
Non-cash compensation expense	408	377
Other, net	594	501
Changes in operating assets and liabilities, net of acquisitions in both years:
Accounts receivable	(1,411)	(1,343)
Other assets	(401)	(456)
Current and long-term liabilities	583	(105)

Net cash provided by operating activities	5,430	5,868

Cash flows from investing activities:
Acquisition of radio stations, escrow deposits and related acquisition costs, net of cash acquired	(1,163)	(380)
Capital expenditures	(1,575)	(2,423)
Other	8	178

Net cash used in investing activities	(2,730)	(2,625)

Cash flows from financing activities:
Principal payments on long-term debt	(6,600)	(4,455)
Long-term debt borrowings	9,500	20,500
Treasury stock purchases	(5,102)	(20,000)
Other	40	(56)

Net cash used in financing activities	(2,162)	(4,011)

Net increase (decrease) in cash and cash equivalents	538	(768)
Cash and cash equivalents at beginning of period	846	1,246

Cash and cash equivalents at end of period	$1,384	$478

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$83	$64
Accrued capital expenditures	$323	$—
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
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.5 million for both of the three-month periods ended June 30, 2006 and 2005, and approximately $4.4 million for both of the six-month periods ended June 30, 2006 and 2005.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three- and six-month periods ended June 30, 2006 and 2005 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Barter revenue	$911	$897	$1,562	$1,605
Barter expense	$970	$947	$1,653	$1,570

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Comprehensive Income
     The following table shows the components of comprehensive income for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$2,012	$2,224	$2,076	$2,610
(Loss) gain on cash flow hedge, net of income taxes	(63)	(13)	(94)	170

Comprehensive income	$1,949	$2,211	$1,982	$2,780

Stock-based Compensation Plans
     In January 2006, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is applicable to share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. In January 2006, the Company issued 234,100 nonvested shares under The Regent Communications, Inc. 2005 Incentive Compensation Plan as a component of compensation to employees in lieu of stock options. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. Regent recorded approximately $68,000 and $135,000 of expense related to the nonvested share awards for the three- and six-month periods ended June 30, 2006, respectively. At June 30, 2006, deferred compensation expense related to the nonvested shares was approximately $974,000, which will be recognized over the remaining 3.5 years of the vesting period. During the second quarter of 2006, 3,600 nonvested shares granted under the plan were forfeited. In May 2006, the Company adopted the Regent Communications, Inc. 2006 Directors Equity Compensation Plan, which plan was approved by the Company’s stockholders at the May 10, 2006 Annual Meeting of Stockholders. Subsequent to the approval of the plan, the Company issued 30,000 nonvested shares of Regent common stock to its six non-management directors in lieu of stock options. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. Regent recorded approximately $4,500 of expense related to the nonvested share awards during the three months ended June 30, 2006. At June 30, 2006, deferred compensation expense related to the nonvested shares was approximately $123,000, which will be recognized over the remaining 3.8 years of the vesting period. At June 30, 2006, all nonvested shares granted under the plan were outstanding. Under the provisions of SFAS 123R, the Company is also required to record compensation expense related to shares issued under the Company’s

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Employee Stock Purchase Plan. For the three and six months ended June 30, 2006, the Company recorded approximately $8,000 and $19,000, respectively, of compensation expense related to its Employee Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first six months of 2006 was $0.83, based upon a weighted average volatility of 36.3%, a weighted average risk-free interest rate of 4.39%, an average life of three months, and no dividends. The Company had no unvested stock options at the date that SFAS 123R was implemented. There were no stock options granted during the first six months of 2006, and 11,500 stock options with a weighted-average exercise price of $6.49 were terminated due to expiration. The intrinsic value of all outstanding stock options was zero at June 30, 2006. See Regent’s 2005 Annual Report on Form 10-K for other disclosures of all outstanding awards.
Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense was recorded only to the extent that the market price of the underlying common stock on the date of grant exceeded the exercise price. The Company granted all stock options at market price, therefore, no expense was recorded related to the Company’s stock-based compensation plans for the three and six months ended June 30, 2005. The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three and six months ended June 30, 2005 (in thousands, except per share information):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$2,224	$2,610
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(420)	(828)

Pro forma net income	$1,804	$1,782

Earnings per share:
Basic — as reported	$0.05	$0.06
Basic — pro forma	$0.04	$0.04
Diluted — as reported	$0.05	$0.06
Diluted — pro forma	$0.04	$0.04

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The weighted-average fair value of $3.09 and $3.17 for the 551,250 stock options and 27,736 Employee Stock Purchase Plan shares granted for the six month period ended June 30, 2005, respectively, were estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions as of June 30, 2005:

Dividends	None
Volatility	58.3% - 65.7%
Risk-free interest rate	3.72% - 4.18%
Expected term	5 years
Discontinued Operations
     In 2004, the Company disposed of its Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Selected financial information related to discontinued operations for the three- and six-month periods ended June 30, 2005 is as follows (in thousands):

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
Net broadcast revenue	$—	$—
Depreciation and amortization expense	$—	$—
Allocated interest expense	$—	$—
Loss before income taxes	$(19)	$(27)
Income Taxes
     The Company recorded income taxes at an effective rate of 42.4% for the first two quarters of 2006. During the second quarter of 2006, the Company reduced its state deferred tax liability, with a corresponding decrease in state income tax expense, by approximately $200,000 due to an enacted tax rate reduction in the State of Texas. Including this enacted rate reduction, the Company recorded income taxes at an effective rate of 35.9% and 36.1% for the three- and six-month periods ended June 30, 2006, respectively. During the first quarter of 2005, the Company reversed $126,000 of long-term liability, with a corresponding decrease in income tax expense. The reversal of the liability was predicated on a legislative change in the Commonwealth of Kentucky during the first quarter of 2005 that made the liability unnecessary. Excluding the $126,000 of income tax benefit, the Company recorded income taxes during the

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
first and second quarters of 2005 at an effective rate of 40.4%. Including the impact of the Kentucky legislative change, the Company recorded income taxes at an effective rate of 37.4% for the six months ended June 30, 2005.
2. SUBSEQUENT EVENT
     On August 5, 2006, the Company entered into an agreement to repurchase 2,491,554 shares of its common stock and a warrant to purchase up to 650,000 shares of Regent common stock, exercisable at $5.00 per share, held by Waller-Sutton Media Partners, L.P. (the “Partnership”) for an aggregate price of approximately $12.1 million in cash. As required by the agreement, the two representatives of the Partnership serving on the Company’s Board of Directors, William H. Ingram and Andrew J. Armstrong, Jr., resigned effective August 5, 2006. Concomitantly with their resignations, the two representatives surrendered all fully-vested stock options to purchase Regent Communications, Inc. common stock and, as a result of their resignations, all nonvested shares of Regent Communications, Inc. common stock awarded to the representatives were forfeited.
3. PENDING ACQUISITIONS AND DISPOSITIONS
Subsequently Announced Dispositions
     On July 14, 2006, Regent entered into a definitive agreement to sell substantially all of the broadcasting and intangible assets of ten radio stations serving the Chico and Redding, California markets to Mapleton Communications, LLC. for $17.5 million in cash. The completion of the sale is contingent upon the receipt of routine regulatory approvals, and the Company expects to complete the transaction during the second half of 2006.
Pending Acquisitions and Dispositions
     On June 23, 2006, the Company entered into an agreement to purchase substantially all of the broadcasting and intangible assets of WNYQ-FM, serving the Albany, New York market, from Vox New York, LLC, and related entities for $4.9 million in cash. Regent will also reimburse Vox for any out-of-pocket expenses related to the build-out of a new transmitter site for WNYQ-FM under an approved FCC facility upgrade. Regent has placed $490,000 in escrow to secure its obligation under the asset purchase agreement, which amount could be forfeited to the seller if Regent materially breaches the terms of the asset purchase agreement in a manner that results in the failure to consummate the acquisition. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to Regent at the closing date. The completion of the transaction is contingent upon the receipt of routine regulatory approvals. The Company expects to consummate the transaction during the second half of 2006.
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Regent has placed $625,000 in escrow to secure its obligation under the agreement, which amount could be forfeited to the seller if Regent materially breaches the terms of the agreement in a manner that results in the failure to consummate the acquisition. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to the seller at the closing date. The completion of each transaction is contingent upon the closing of both transactions, as well as routine regulatory approvals. The Company expects to consummate the transactions during the second half of 2006.
4. LONG-TERM DEBT
     Long-term debt consisted of the following as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
Senior reducing term loan	$57,850	$60,450
Senior reducing revolving credit facility	29,500	24,000

	87,350	84,450
Less: current portion of long-term debt	(8,125)	(6,175)

	$79,225	$78,275

     Borrowings under the credit facility bore interest at an average rate of 6.43% at June 30, 2006 and 5.19% at December 31, 2005.
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
6. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at June 30, 2006 or December 31, 2005. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. During the first quarter of 2006, Regent granted 234,100 shares of nonvested common stock, which vest ratably over a four-year period. At June 30, 2006, there were 230,500 nonvested shares outstanding under the plan.
     In May 2006, the Company began issuing grants of nonvested stock to directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan, which plan was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders. During the second quarter of 2006, the Company granted 30,000 shares of nonvested common stock, which vest ratably over a four-year period. All 30,000 shares of nonvested common stock were outstanding at June 30, 2006.
     On February 2, 2005, Regent issued 37,517 shares of common stock from treasury shares to four executive officers at an issue price of $5.185 per share as payment of a portion of 2004 bonuses awarded under the Senior Management Bonus Plan.
     During the first six months of 2006 and 2005, Regent reissued 78,465 shares and 72,185 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $20 million worth of shares of its common stock at certain market price levels. During the first six months of 2006, the Company repurchased 1,145,899 shares of common stock for an aggregate purchase price of approximately $5.1 million, leaving approximately $13.7 million of board-authorized capacity at June 30, 2006. During the first six months of 2005, the Company repurchased 3,347,443 shares of common stock for an aggregate purchase price of approximately $20 million.
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
Definite-lived Intangible Assets
     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements and employment and sports rights agreements. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at June 30, 2006 and December 31, 2005 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$550	$517	$1,315	$1,081
Sports right and employment agreements	814	369	814	277

Total	$1,364	$886	$2,129	$1,358

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three months ended June 30, 2006 and 2005 was approximately $121,000 and $186,000, respectively. For the six months ended June 30, 2006 and 2005, aggregate amortization expense was approximately $293,000 and $379,000, respectively. The estimated annual amortization expense for the years ending December 31, 2006, 2007, 2008, and 2009 is approximately $418,000, $146,000, $146,000, and $61,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. At June 30, 2006 and December 31, 2005, the carrying amount for the Company’s indefinite-lived intangible assets was approximately $289.3 million.
Goodwill
     At June 30, 2006 and December 31, 2005, the carrying amount of the Company’s goodwill was approximately $30.7 million.
8. EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested as of June 30, 2006. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants were exercised, except when the effect would be anti-dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Common stock options that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 4,258,539 for the three and six months ended June 30, 2006, and 2,169,123 and 2,230,623 for the three and six months ended June 30, 2005,

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
respectively. Warrants that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 790,000 for the three and six months ended June 30, 2006. All warrants were dilutive in the comparable 2005 periods. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be anti-dilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the six months ended June 30, 2006, approximately 1,000 incremental shares were included in the calculation of fully diluted earnings per share. No incremental shares were included in the calculation of fully diluted earnings per share for the three month period ended June 30, 2006. There were no nonvested shares outstanding at June 30, 2005.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands, except per share amounts)
Income from continuing operations	$2,012	$2,236	$2,076	$2,626
Loss on discontinued operations, net of taxes	—	(12)	—	(16)

Net income	$2,012	$2,224	$2,076	$2,610

Basic and diluted net income per common share:
Income from continuing operations	$0.05	$0.05	$0.05	$0.06
Loss from discontinued operations	—	0.00	—	0.00

Net income	$0.05	$0.05	$0.05	$0.06

Weighted average basic common shares	40,593	44,211	41,063	44,680
Dilutive effect of stock options, warrants and nonvested shares	—	311	1	205

Weighted average diluted common shares	40,593	44,522	41,064	44,885

Stock options and warrants to purchase shares of common stock assumed exercised and nonvested shares included in the calculation of diluted net income per share:

Stock options	—	2,164	—	2,103
Warrants	—	790	—	790
Nonvested shares	30	—	30	—

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income
Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company January 1, 2007, and the cumulative effect of applying the provisions of FIN 48 will be recognized as an adjustment to the beginning balance of the Company’s tax reserves and retained earnings. The Company is currently evaluating the provisions of FIN 48 and its potential impact on the Company’s financial statements.

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
Executive Overview
     We formed Regent in November 1996 to acquire, own and operate clusters of radio stations in mid-sized and small markets. Our primary objective is to increase Regent’s value to its stockholders by: growing the number of radio stations and markets in which we operate; strategically evaluating and upgrading our radio clusters and market position; and by improving the financial performance of the stations we own and operate in our markets. We measure our progress by: evaluating our ability to continue to increase the number of stations we own; seeking to improve the post-acquisition performance of those acquired radio stations; and by achieving leadership positions in our portfolio of broadcast properties in terms of audience share ratings and revenue generation.
     On August 5, 2006, we entered into an agreement to repurchase 2,491,554 shares of our common stock and a warrant to purchase up to 650,000 shares of Regent common stock,

exercisable at $5.00 per share, held by Waller-Sutton Media Partners, L.P. (the “Partnership”) for an aggregate price of approximately $12.1 million. As required by the agreement, the two representatives of the Partnership serving on the Company’s Board of Directors, William H. Ingram and Andrew J. Armstrong, Jr., resigned effective August 5, 2006. In conjunction with their resignations, the two representatives surrendered their fully vested stock options to purchase Regent Communications, Inc. common stock and, as a result of their resignations, all nonvested shares of Regent Communications, Inc. common stock awarded to the representatives were forfeited.
     The Radio Advertising Bureau, the trade promotional arm of the commercial Radio industry in the United States, reported that for the overall radio industry, national revenue decreased 2% in the second quarter of 2006 from the comparable 2005 period, while local revenue decreased by 1%. Regent’s national revenue decreased 11.6% in the second quarter of 2006, while our local revenue increased 2.0%, for a total net increase of 0.3%. Our strategy of focusing on local business allowed Regent to outperform the industry in terms of local revenue. Conversely, the decrease in national revenue was felt more strongly in markets with lower percentages of national advertisers, such as Regent’s markets. Despite the impact of weak advertising spending on our performance, we experienced positive revenue growth in several of our markets, including Lafayette, Louisiana, El Paso, Texas, and Evansville, Indiana. Markets that showed decreases in revenue for the quarter included Albany and Utica, New York, Grand Rapids, Michigan, and Bloomington, Illinois.
     During the first six months of 2006, we repurchased 1,145,899 shares of our common stock at an average price of $4.41 per share, for a total cost of approximately $5.1 million including commissions. While our primary strategy remains focused on the acquisition of radio properties, the availability of suitable stations has been severely limited during 2005 and early 2006 due to the depressed trading multiples of publicly traded radio broadcasting companies relative to private market values. In the absence of such availability, we have demonstrated that we will also employ capital to repurchase our own stock when the market price is at a level that we believe to be beneficial to our stockholders to do so.
     We are under contract with Ibiquity Digital Corporation (“Ibiquity”) for the right to convert 60 of our stations to digital or high definition radio (“HD Radio”). The contract that we entered into with Ibiquity stipulates that we convert a predetermined number of our stations to HD Radio over a six-year period beginning in 2005. During 2005 and through the beginning of 2006, equipment was purchased to convert six of our FM stations to HD radio, for an aggregate cost of approximately $1.1 million. Additionally, through July 2006, we completed the conversion of four more FM stations for an aggregate cost of approximately $0.5 million. We anticipate that three additional FM stations will be converted by the end of the third quarter, for an estimated aggregate cost of approximately $0.5 million. The conversion will enable the stations to broadcast digital-quality sound and also provide certain services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast multiple additional channels of programming for public, private or subscription services. To date there has been no economic impact on our stations that have converted to HD Radio. Any future economic benefit to our stations as a result of digital conversion is not known at this time.

     In our Albany, New York market, new programming began on December 19, 2005, to reformat our simulcast rock-formatted stations WQBK-FM and WQBJ-FM, which had previously carried The Howard Stern Show. The Howard Stern Show began broadcasting exclusively on satellite radio in 2006, which was a contributing factor for the 16.5% decrease in Albany’s net broadcast revenue for the second quarter of 2006 compared to the same period in 2005, and the 15.0% decrease in their net broadcast revenue for the first six months of 2006 compared to the same period in 2005. The revenue decrease was mitigated somewhat by the elimination of approximately $0.1 million per quarter in program rights fees associated with airing The Howard Stern Show.
RESULTS OF OPERATIONS
     A comparison of the three and six months ended June 30, 2006 versus June 30, 2005, and the key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our condensed consolidated financial statements and the related footnotes.
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
Comparison of three months ended June 30, 2006 to three months ended June 30, 2005
Net Broadcast Revenues
     Net broadcast revenues for Regent increased 0.3% to approximately $22.8 million in the second quarter of 2006 from approximately $22.7 million in the second quarter of 2005. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):

	Net broadcast revenue
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Net broadcast revenue variance:
Local advertising	$357	2.0%
National advertising	(360)	-11.6%
Barter revenue	14	1.6%
Other	62	12.1%

Net broadcast revenue variance	$73	0.3%

     The increase in local advertising of 2.0% in the second quarter of 2006 compared to the same period in 2005 was due primarily to increased local agency sales in our Evansville, Indiana and Lafayette, Louisiana markets. Our Evansville market benefited from higher visibility with both listeners and advertisers fueled by increased grass roots marketing within the local community, while our Lafayette market continued to benefit from advertisers reallocating their regional marketing budgets into Lafayette to reach the additional population influx from New Orleans and other hurricane-affected areas. The unfavorable national advertising revenue variance of 11.6% was due to decreases in national revenue primarily in our Albany, New York and Grand Rapids, Michigan markets, partially offset by increased national revenue in our El Paso, Texas and Flint, Michigan markets.
Station Operating Expenses
     Station operating expenses increased 4.9%, to approximately $15.5 million in 2006 from approximately $14.7 million in 2005. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):

	Station operating expense
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Station operating expense variance:
Technical expense	$(66)	-8.5%
Programming expense	(105)	-2.5%
Promotion expense	(238)	-19.8%
Sales expense	(160)	-3.6%
Administrative expense	(133)	-3.5%
Barter expense	(24)	-2.4%

Total station operating expense variance	$(726)	-4.9%

     The increase in technical expense was due primarily to increased compensation and an increase in utility expenses. The increase in programming expense was due primarily to increased compensation expense, increased music license fees, and streaming fees related to broadcasting over the internet. These programming increases were partially offset by reduced program rights fees related to the discontinuation of The Howard Stern Show in Albany, New York. The increased promotion expense was due primarily to increased advertising in several of our markets to promote new morning shows or formats. The sales expense increase was due primarily to increased expenses at events in Grand Rapids, Michigan and El Paso, Texas. Administrative expense was higher due to increased cash and non-cash compensation expense and other overhead expenses such as personal property taxes and bad debt expense.
Depreciation and Amortization
     Depreciation and amortization expense decreased 14.6%, from approximately $1.4 million in 2005 to $1.2 million in 2006. The decrease was due primarily to lower depreciation expense in Albany, New York, St. Cloud, Minnesota and Grand Rapids, Michigan, as many assets acquired in the purchase of these markets were fully depreciated by the end of 2005. Additionally, amortization expense was lower in 2006 as certain contracts and other definite-lived intangibles acquired through the Bloomington, Illinois purchase were fully amortized by the end of 2005.

Corporate Expense
     Corporate general and administrative expense for the second quarter of 2006 was essentially flat compared to the second quarter of 2005.
Interest Expense
     Interest expense increased 21.4% from approximately $1.1 million in the second quarter of 2005 to approximately $1.4 million in the second quarter of 2006. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit facility balances in 2006 compared to 2005. The increased outstanding balances were primarily related to borrowings in the fourth quarter of 2005 and first two quarters of 2006 to fund the repurchase of Regent common shares authorized under the stock buyback program and to fund escrow deposits on our pending acquisitions in Peoria, Illinois and Albany, New York.
Income Taxes
     Income tax expense was recorded at the federal statutory rate of 34% for the second quarter of both 2006 and 2005. State income taxes, net of federal benefit, were recorded at 6.6% and 5.8% for the second quarter of 2006 and 2005, respectively. Income tax expense for the second quarter of 2006 and 2005 also included 1.8% and 0.6% of miscellaneous tax expense, respectively. The recorded state income tax expense in 2006 was offset by an income tax benefit of approximately $200,000 recorded during the second quarter of 2006 as a result of a legislative change in the State of Texas, resulting in a total effective rate of 35.9% for the quarter.
Same Station Results
     Our revenues are produced exclusively by our radio stations. We believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those years. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between the second quarter of 2006 and 2005 are listed in the table below, excluding the effect of barter transactions (in thousands).
     Same station net revenue increased 0.3% in the second quarter of 2006 compared to the same period in 2005, as decreases in national revenue across most of our markets, totaling approximately $360,000 were offset by an increase in our local revenue. Increases in local revenue in our Lafayette, Louisiana and Evansville, Indiana markets were offset by decreases in our Albany, New York and Bloomington, Illinois markets.

	2006	2005
Quarter 2	Net	Net	%
(74 stations in 15 markets)	Revenue	Revenue	Change

Net broadcast revenue	$22,801	$22,728
Less barter effect	911	897

Same station net broadcast revenue	$21,890	$21,831	0.3%

Comparison of six months ended June 30, 2006 to six months ended June 30, 2005
Net Broadcast Revenues
     Net broadcast revenues of approximately $41.3 million decreased 0.1% in the first six months of 2006 compared to the same period in 2005. The table below provides a summary of the net broadcast revenue variance for the comparable six-month periods (in thousands):

	Net broadcast revenue
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Net broadcast revenue variance:
Local advertising	$457	1.4%
National advertising	(515)	-9.3%
Barter revenue	(43)	-2.7%
Other	46	4.3%

Net broadcast revenue variance	$(55)	-0.1%

     The increase in local advertising of 1.4% for the first six months of 2006 compared to the same period in 2005 was due primarily to increased local agency sales in our Evansville, Indiana and Lafayette, Louisiana markets. Our Evansville market has benefited from higher visibility with both listeners and advertisers fueled by increased grass roots marketing within the local community, while our Lafayette market continued to benefit from advertisers reallocating their regional marketing budgets into Lafayette to reach the additional population influx from New Orleans and other hurricane-affected areas. The unfavorable national advertising revenue variance of 9.3% was due to decreases in national revenue primarily in our Albany, New York and Grand Rapids, Michigan markets, partially offset by increased national revenue in our El Paso, Texas, Flint, Michigan and Lafayette, Louisiana markets.
Station Operating Expenses
     Station operating expenses increased 4.0%, to approximately $29.6 million in 2006 from approximately $28.5 million in 2005. The table below provides a summary of the station operating expense variance for the comparable six-month periods (in thousands):

	Station operating expense
	variance
	Favorable (unfavorable)
	$ Chg	% Chg
Station operating expense variance:
Technical expense	$(129)	-8.4%
Programming expense	(318)	-3.7%
Promotion expense	(304)	-16.9%
Sales expense	(74)	-0.9%
Administrative expense	(226)	-2.9%
Barter expense	(83)	-5.0%

Total station operating expense variance	$(1,134)	-4.0%

     The increase in technical expense was due primarily to increased salaries and an increase in utility expenses. The increase in programming expense was due primarily to increased compensation expense, increased music license fees, additional research expenditures, and streaming fees related to broadcasting over the internet. The increased promotion expense was due primarily to increased advertising in Albany, New York to increase awareness of our new format and morning show, and in Peoria, Illinois to respond to format challenges by local competitors. The sales expense increase was due primarily to increased compensation and rating service expenses, partially offset by savings related to national revenue decreases. Administrative expense was higher due to increased cash and non-cash compensation expense, personal property taxes and bad debt expense, offset partially by reduced legal fees and lower rent expense, primarily in our Albany, New York market where we moved our studios from a leased site to an owned building.
Depreciation and Amortization
     Depreciation and amortization expense decreased 11.5%, from approximately $2.8 million in 2005 to approximately $2.4 million in 2006. The decrease was due primarily to lower depreciation expense in Albany, New York, Grand Rapids, Michigan, and St. Cloud, Minnesota, as many assets acquired in the purchase of the three markets were fully depreciated by the end of 2005. Additionally, amortization expense was lower in 2006 as certain contracts and other definite-lived intangibles acquired through the Bloomington, Illinois purchase were fully amortized by the end of 2005.
Corporate Expense
     Corporate general and administrative expense decreased 8.0% from approximately $3.7 million in 2005 to $3.4 million in 2006. The decrease was due primarily to a decrease in compensation expense of approximately $52,000, savings in professional fees of approximately $125,000, and business travel savings of approximately $30,000.
Interest Expense
     Interest expense increased 21.2% from approximately $2.2 million in 2005 to approximately $2.7 million in 2006. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit facility balances in 2006 compared to 2005. The increased outstanding balances were related to borrowings in the fourth quarter of 2005 and first two quarters of 2006 to fund the repurchase of Regent common shares authorized under the stock buyback program, and to fund escrow deposits on our pending acquisitions in Peoria, Illinois and Albany, New York.
Income Taxes
     Income tax expense was recorded at the federal statutory rate of 34% for the first six months of both 2006 and 2005. State income taxes, net of federal benefit, were recorded at 6.6% and 5.8% for the first six months of 2006 and 2005, respectively. Income tax expense for the first six months of 2006 and 2005 also included 1.8% and 0.6% of miscellaneous tax expense, respectively. The recorded state income tax expense in 2006 was offset by an income tax benefit of approximately $200,000 recorded during the second quarter of 2006 as a result of a legislative change in the State of Texas, resulting in a total effective rate of 36.1% for the six months ended June 30, 2006. The recorded state income tax expense for 2005 was offset by an income tax benefit of $126,000 recorded during the first quarter of 2005 as a result of a legislative change in the Commonwealth of Kentucky, resulting in a total effective rate of 37.4% for the six months ended June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     We believe that we have sufficient access to funds to enable us to pursue our acquisition strategy in 2006 if suitable acquisitions at acceptable prices are located. We also anticipate that if we were to make an acquisition that would require borrowings in excess of our current borrowing capacity, we would be able to fund our capital requirements by refinancing our existing credit facility, by entering into a new credit facility, or by obtaining financing through a variety of options available to us. While our focus has remained on being acquisitive, we do have the flexibility to repurchase our own stock when the market price is at a level that we believe is beneficial to our stockholders. Since March 31, 2005, we have expended approximately $26.3 million, including commissions, to repurchase our stock.
     As of July 31, 2006, we have utilized approximately $6.3 million of the $50.0 million stock repurchase limit as defined in our credit agreement. Our maximum leverage ratio at the end of the second quarter was 6.25:1.00, which ratio decreased to 6.00:1.00 on August 1, 2006. Our actual leverage ratio at the end of the second quarter of 2006 was approximately 4.40:1.00.
     We believe the cash generated from operations and available borrowings under our credit facility will be sufficient to meet our requirements for corporate expenses and capital expenditures in 2006, based on our projected operations and indebtedness and after giving effect to scheduled credit facility commitment reductions. We have available borrowings of approximately $48.1 million at June 30, 2006, subject to the terms and conditions of the credit facility.
     Our cash and cash equivalents balance at June 30, 2006 was approximately $1.4 million compared to approximately $0.8 million at December 31, 2005. Cash balances between years can fluctuate due to the timing of when monies are received and expenditures are made. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to repay borrowings under our revolving credit facility.

     We expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements. Excluding HD Radio expenditures and projects to consolidate duplicate market facilities or to expand facilities to adequately house stations acquired from other operators, our maintenance capital expenditures have typically been approximately 2% of our net revenue. Additionally, we have maintained a disciplined acquisition approach that has enabled us to consistently keep our debt leverage below levels allowed under our credit facility covenants. All of our debt is currently variable-rate, with interest rates based on LIBOR rates, as our interest rate hedge which fixed the interest rate on one-half of our term loan expired on June 30, 2006. Our weighted-average interest rate for the second quarter of 2006 was 5.37% compared to 4.46% in the second quarter of 2005. Our term loan began scheduled reductions on December 31, 2004 and continues quarterly reductions in increasing amounts thereafter until termination. The revolving credit facility began to reduce on June 30, 2005 and continues thereafter to termination. Availability of approximately $8.3 million under the credit facility is scheduled to be reduced throughout the remainder of 2006. At the end of the second quarter of 2006, the unamortized balance of our total credit facility was approximately $135.4 million.
     Our liquidity continues to be supported by the effectiveness of our credit policies and procedures, which has enabled the Company to keep write-offs of accounts receivable to approximately 1% or lower of net revenue over the past four years.
Cash Requirements
     The term loan commitment began scheduled reductions on December 31, 2004, and the revolving commitment reductions began on June 30, 2005. The commitment after future scheduled reductions approximates as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment
2006	$72,888	$54,275
2007	$60,350	$44,363
2008	$42,288	$31,200
2009	$21,463	$15,600
2010	$-0-	$-0-
     Based on current projections, we believe that cash provided by our operating activities will be sufficient to meet our long-term obligations. Our ability to meet these obligations is regularly reviewed by executive management.
Sources of Funds
     Generally, we have incurred debt in order to acquire radio properties or to make large capital expenditures and have opportunistically accessed the public equity markets to de-lever our balance sheet. Additionally, we have incurred debt to repurchase our own common stock when the market price is at a level that we believe to be beneficial to our stockholders to do so.

     During the first six months of 2006, our sources of cash used to fund various investing and financing transactions totaled approximately $15.0 million and were derived from a combination of cash provided by operating activities and borrowings under our credit facility.
     Net cash provided by operating activities decreased approximately 7.5% in 2006 to approximately $5.4 million, compared to $5.9 million in 2005. The $0.5 million decrease was due primarily to a combination of decreased station operating income at our radio stations and increased interest costs, partially offset by a reduction in corporate expense.
     At June 30, 2006, we had borrowings under the credit facility of approximately $87.4 million, comprised of a $57.9 million term loan and $29.5 million of revolver borrowings, and available borrowings of $48.1 million, subject to the terms and conditions of the facility.
     The term loan commitment began reducing over six years on December 31, 2004, and the revolving commitment reduction began on June 30, 2005. On a quarterly basis through 2006, the commitment after reduction is approximately as follows (in thousands):

	Revolving	Term Loan	Total
Period Ending	Commitment	Commitment	Commitment
March 31, 2006	$79,900	$59,150	$139,050
June 30, 2006	$77,563	$57,850	$135,413
September 30, 2006	$75,225	$56,550	$131,775
December 31, 2006	$72,888	$54,275	$127,163
     Under the credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the credit facility, as amended, bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5% in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 0.5% depending upon our leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 1.50%, depending upon our leverage ratio. Borrowings under the credit facility bore interest at an average rate of 6.43% and 4.74% at June 30, 2006 and June 30, 2005, respectively. Our weighted-average interest rate for the quarter ended June 30, 2006 and June 30, 2005 was 5.37% and 4.46%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between

0.25% and 0.50% depending upon the amount of the credit facility utilized. At June 30, 2006, we were in compliance with the covenants and conditions of our credit facility.
     Commencing on June 30, 2004, one-half of our term loan borrowings was hedged by a LIBOR-based forward interest rate swap agreement, which converted one-half of our term loan from variable-rate to fixed-rate debt. The swap agreement expired June 30, 2006.
Uses of Funds
     In the first six months of 2006, we utilized our sources of cash primarily to repurchase shares of our common stock, make scheduled debt payments, fund capital expenditures, and fund escrow deposits for radio station acquisitions.
     Net cash used in investing activities was $2.7 million in the first six months of 2006, compared to $2.6 million in 2005. Capital expenditures decreased approximately $0.8 million during the first six months of 2006 compared to the first six months of 2005. The decrease in capital expenditures was due primarily to $0.7 million of capital expenditures to consolidate our facilities in Albany, New York in 2005. Acquisition costs increased approximately $0.8 million in 2006, primarily due to escrow deposits that were paid as a result of the pending Peoria, Illinois and Albany, New York transactions.
     Cash flows used by financing activities were approximately $2.2 million in the first six months of 2006, compared to cash flows used by financing activities of approximately $4.0 million in 2005. The stock repurchase activity in 2005 included cash outflows of $20.0 million compared to $5.1 million in 2006. We used a combination of cash from operating activities and borrowings under the credit facility to fund the stock repurchases. Repayment of borrowings under our credit facility was $6.6 million in the first six months of 2006 compared to $4.5 million in 2005.
Subsequent Use of Funds
     On August 5, 2006, we entered into an agreement to repurchase 2,491,554 shares of our common stock and a warrant to purchase up to 650,000 shares of our common stock at a price of $5.00 per share, for a total price of approximately $12.1 million. The repurchase was funded with borrowings under our revolving credit facility, leaving available borrowings under the facility of approximately $37.6 million at August 7, 2006.
Pending Sources and Uses of Funds
     On May 9, 2006, we entered into two transactions in our Peoria, Illinois market, whereby we will sell three radio stations and purchase two radio stations. Under the terms of the sale transaction, we will sell substantially all of the broadcasting and intangible assets of WIXO-FM, WVEL-FM and WPIA-FM to Independence Media of Illinois, LLC, for $2.8 million, consisting of approximately $1.9 million in cash and a note receivable of approximately $0.9 million. Concurrently, we will purchase substantially all of the broadcasting and intangible assets of WZPW-FM and WXMP-FM from AAA Entertainment LLC and related entities for $12.5 million in cash. We have placed $625,000 in escrow to secure our obligation under the agreement, which amount could be forfeited to the seller if we materially breach the terms of the agreement in a manner that results in the failure to consummate the acquisition. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to the seller at the closing date. The completion of each transaction is contingent upon the closing of all transactions, as well as routine regulatory approvals. We expect to consummate the transactions during the second half of 2006. We anticipate funding this transaction through borrowings under our credit facility.
     On June 23, 2006, we entered into a definitive agreement to acquire WNYQ-FM serving the Capital Region in Albany, New York from Vox Radio Group for approximately $4.9 million in cash. We will also reimburse Vox for any out-of-pocket expenses related to the build-out of a new transmitter site for WNYQ-FM under an approved FCC facility upgrade. The transaction is subject to receipt of all required regulatory approvals, which are expected to occur by late third quarter. We have placed $490,000 in escrow to secure our obligation under the asset purchase agreement, which amount could be forfeited to the seller if we materially breach the terms of the asset purchase agreement in a manner that results in the failure to consummate the acquisition. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to us at the closing date. We anticipate funding this transaction through borrowings under our credit facility.
     On July 14, 2006 we entered into a definitive agreement to divest 10 radio stations serving the Redding and Chico, California markets to Mapleton Communications, L.L.C., for $17.5 million in cash. The transaction is subject to receipt of all required regulatory approvals, which are expected to occur in the fourth quarter of 2006. The transaction is subject to the terms and conditions of our credit agreement whereby the proceeds will either be used to pay down the credit facility or we may elect a reinvestment option in which we must reinvest the proceeds to acquire other radio properties within a specified period of time.
Off-Balance Sheet Financing Arrangements
     At June 30, 2006 there were warrants outstanding entitling the holders to purchase a total of 790,000 shares of our common stock at $5.00 per share. These warrants were issued in 1998 in connection with the Series A, B, and F convertible preferred stock issuances and expire ten years from the date of grant. On August 5, 2006, a warrant entitling the holders to purchase 650,000 of the above-mentioned 790,000 shares of common stock was surrendered pursuant to a securities repurchase agreement between Regent and Waller-Sutton Media Partners, L.P.
     We have no material off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income
Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us on January 1, 2007, and the cumulative effect of applying the provisions of FIN 48 will be recognized as an adjustment to the beginning balance of our tax reserve balances and retained earnings. We are currently evaluating the provisions of FIN 48 and its potential impact on the Company’s financial statements

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement to convert $32.5 million of our variable-rate debt under the credit facility at that date to a fixed rate beginning June 30, 2004. Under this agreement, payments were made based on a fixed rate of 3.69% plus applicable margin, a rate which was set in August 2003 based on the market for a financial instrument of its type at that date. We classified the swap agreement as a cash-flow hedge, in which we were hedging the variability of cash flows related to our variable-rate debt. The interest rate swap agreement expired on June 30, 2006. Based on our exposure to variable rate borrowings at June 30, 2006, a one percent (1%) change in the weighted-average interest rate would change our annualized interest expense by approximately $874,000.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2006, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
PART II— OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c) Repurchases of stock

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plan (1)	under the Plan (1)
				(in thousands)
April 1, 2006 — April 30, 2006	475,260	$4.49	475,260	$13,869
May 1, 2006 — May 31, 2006	45,300	$4.22	45,300	$13,677
June 1, 2006 — June 30, 2006	0	—	0	$13,677
Total	520,560	$4.47	520,560	$13,677

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. Through October 2002, the Company repurchased approximately $6.7 million of its common stock under the program, which amount the Board later replenished under the program at their October 2002 meeting. As of July 31, 2004, the Company had expended the entire $16.7 million authorized under the program. At its July 2004 meeting, the Company’s Board of Directors replenished the amount authorized under the repurchase program by an additional $20.0 million. In December 2004, Regent completed an amendment of its credit facility that provided the Company with more favorable pricing and increased the amount of common stock that could be repurchased, subject to certain conditions, by $40.0 million, twice the amount then approved by the Board of Directors. The entire $20.0 million of additional repurchase capacity under the program was expended during the second quarter of 2005. At its July 2005 meeting, the Company’s Board of Directors again replenished Regent’s stock buyback program by authorizing the Company to expend up to $20.0 million more for stock repurchases. Effective July 26, 2005, the Company modified its credit facility to, among other things, permit Regent to use up to $50.0 million in cash to repurchase shares of its common stock. Since the July 2005 replenishment of the stock buyback program, the Company has repurchased 1,391,367 shares of its common stock for approximately $6.3 million. Of this amount, 520,560 shares were repurchased during the second quarter of 2006 for approximately $2.3 million.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The Regent Communications, Inc. 2006 Annual Meeting of Stockholders was held on May 10, 2006. At the Annual Meeting, stockholders were asked to vote upon (1) the election of directors, (2) the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2006, and (3) the proposed adoption of the Regent Communications, Inc. 2006 Directors Equity Compensation Plan to provide for the grant of up to 250,000 shares of the Company’s common stock.
     The specific matters voted upon and the results of the voting were as follows:
     (1) Seven incumbent directors were re-elected to serve for a one-year term expiring at the next Annual Meeting of Stockholders. The directors were elected as follows:

Name of Director	Shares Voted “FOR”	Shares Withheld
William L. Stakelin	38,771,578	268,915
Andrew J. Armstrong, Jr.	38,316,924	723,569
William H. Ingram	38,209,653	830,840
Timothy M. Mooney	38,676,343	364,150
Andrew L. Lewis, IV	38,679,843	360,650
William P. Sutter, Jr.	38,677,340	363,153
John H. Wyant	38,576,643	463,850
     (2) The proposal to appoint Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2006 was adopted by an affirmative vote as follows:

Shares Voted “FOR”	38,964,275
Shares Voted “AGAINST”	70,586
Shares Voted “ABSTAINING”	5,632
     (3) The proposal to adopt the Regent Communications, Inc. 2006 Directors Equity Compensation Plan to provide for the grant of up to 250,000 shares of the Company’s common stock was adopted by an affirmative vote as follows:

Shares Voted “FOR”	28,025,220
Shares Voted “AGAINST”	3,800,115
Shares Voted “ABSTAINING”	27,839
Broker Non-Votes	7,187,318
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

REGENT COMMUNICATIONS, INC.

Date: August 9, 2006	By:	/s/ William L. Stakelin

William L. Stakelin, President
and Chief Executive Officer

Date: August 9, 2006	By:	/s/ Anthony A. Vasconcellos

Anthony A. Vasconcellos, Executive Vice
President and Chief Financial Officer
(Chief Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. adopted July 27, 2005 (previously filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of June 30, 2003 among Regent Broadcasting, Inc., Regent Communications, Inc., Fleet National Bank, as Administrative Agent, Fleet National Bank, as Issuing Lender, US Bank, National Association, as Syndication Agent, Wachovia Bank, National Association and Suntrust Bank, as co-Documentation Agents, and the several lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed July 1, 2003 and incorporated herein by this reference)

4(b)*	Amendment and Consent under Credit Agreement dated as of December 15, 2004 among Regent Broadcasting, Inc., the financial institutions from time to time party to the Credit Agreement as lenders thereunder, Fleet National Bank, as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank, as co-documentation agents for the Lenders (previously filed as Exhibit 4(b) to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference)

4(c)*	Amendment under Credit Agreement dated as of July 12, 2005, by and among Regent Broadcasting, LLC, formerly Regent Broadcasting, Inc., Regent Communications, Inc., the several financial institutions from time to time party to the Credit Agreement as lender thereunder, Bank of America, N.A. (successor by merger to Fleet National Bank), as the administrative agent for the Lenders, US Bank, National Association, as the syndication agent for the Lenders, Wachovia Bank, National Association, and Suntrust Bank, as co-documentation agents for the Lenders (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed August 1, 2005 and incorporated herein by reference)

4(d)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

E-2

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION
4(e)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

4(f)*	Securities Repurchase Agreement Between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P., dated August 5, 2006 (previously filed as Exhibit 99.1 to the Registrant’s Form 8-K dated August 5, 2006 and incorporated herein by this reference)

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-3