Form 10-Q
period 2006-09-30
REGENT COMMUNICATIONS INC
filed 2006-11-09
CIK 913015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Common Stock, $.01 par value – 38,383,123 shares outstanding as of November 3, 2006

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
INDEX

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6. Exhibits	37
EX-31.A
EX-31.B
EX-32.A
EX-32.B

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Broadcast revenues, net of agency commissions	$21,220	$21,157	$59,405	$59,198

Station operating expenses	14,113	13,257	41,100	39,153
Depreciation and amortization	1,019	1,252	3,296	3,816
Corporate general and administrative expenses	1,633	2,792	5,058	6,514
Loss on sale of radio stations	1,843	—	1,843	—
(Gain) loss on sale of long-lived assets	(4)	28	(29)	44

Operating income	2,616	3,828	8,137	9,671

Interest expense	(1,816)	(1,224)	(4,380)	(3,345)
Other (expense) income, net	(10)	8	53	17

Income from continuing operations before income taxes	790	2,612	3,810	6,343
Income tax expense	(119)	(1,385)	(1,195)	(2,767)

Income from continuing operations	671	1,227	2,615	3,576
Income from discontinued operations, net of income tax benefit	166	176	298	437

Net income	$837	$1,403	$2,913	$4,013

Basic and diluted income per common share:

Income from continuing operations	$0.02	$0.03	$0.06	$0.08
Income from discontinued operations	0.00	0.00	0.01	0.01

Net income	$0.02	$0.03	$0.07	$0.09

Weighted average number of common shares:
Basic	39,021	41,870	40,375	43,733
Diluted	39,027	42,080	40,379	43,940
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$783	$846
Accounts receivable, net of allowance of $777 and $802 at September 30, 2006 and December 31, 2005, respectively	13,769	13,224
Assets held for sale	18,225	—
Other current assets	2,404	1,983

Total current assets	35,181	16,053

Property and equipment, net	34,426	36,131
Intangible assets, net	285,258	290,071
Goodwill	26,140	30,736
Other assets	12,672	1,490

Total assets	$393,677	$374,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,100	$6,175
Accounts payable	1,892	1,558
Accrued compensation	1,556	1,520
Other current liabilities	3,799	3,188

Total current liabilities	16,347	12,441

Long-term debt, less current portion	104,950	78,275
Other long-term liabilities	1,280	875
Deferred taxes	22,673	20,834

Total liabilities	145,250	112,425

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,335,892 and 48,085,992 shares issued at September 30, 2006 and December 31, 2005, respectively	483	481
Treasury stock, 9,994,102 and 6,475,759 shares, at cost, at September 30, 2006 and December 31, 2005, respectively	(53,335)	(36,774)
Additional paid-in capital	348,512	348,401
Accumulated other comprehensive income	—	94
Accumulated deficit	(47,233)	(50,146)

Total stockholders’ equity	248,427	262,056

Total liabilities and stockholders’ equity	$393,677	$374,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,913	$4,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,458	4,102
Deferred income tax expense	1,352	3,005
Loss on sale of radio stations	1,843	—
Non-cash compensation expense	605	1,008
Other, net	730	689
Changes in operating assets and liabilities, net of acquisitions in both years:
Accounts receivable	(897)	(1,193)
Other assets	(512)	(218)
Current and long-term liabilities	959	630

Net cash provided by operating activities	10,451	12,036

Cash flows from investing activities:
Acquisition of radio stations, escrow deposits and related acquisition costs, net of cash acquired	(21,955)	(509)
Capital expenditures	(2,416)	(3,205)
Cash proceeds from sale of radio stations	1,875	—
Other	8	452

Net cash used in investing activities	(22,488)	(3,262)

Cash flows from financing activities:
Principal payments on long-term debt	(11,400)	(9,768)
Long-term debt borrowings	41,000	21,500
Treasury stock purchases	(17,186)	(20,654)
Payment of debt issuance costs	(500)	—
Other	60	(123)

Net cash provided by (used in) financing activities	11,974	(9,045)

Net decrease in cash and cash equivalents	(63)	(271)
Cash and cash equivalents at beginning of period	846	1,246

Cash and cash equivalents at end of period	$783	$975

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$83	$64
Accrued capital expenditures	$105	$—
Note Receivable for sale of radio stations	$925	$—
     The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. SUMMARY OF SIGNIFICANT POLICIES
Preparation of Interim Financial Information
     Regent Communications, Inc. (including its wholly-owned subsidiaries, the “Company” or “Regent”) was formed to acquire, own and operate radio stations in medium-sized markets in the United States.
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
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.3 million for both of the three-month periods ended September 30, 2006 and 2005, and approximately $6.4 million for both of the nine-month periods ended September 30, 2006 and 2005.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three- and nine-month periods ended September 30, 2006 and 2005 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Barter revenue	$813	$918	$2,189	$2,324
Barter expense	$790	$795	$2,287	$2,176

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Comprehensive Income
     The following table shows the components of comprehensive income for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net income	$837	$1,403	$2,913	$4,013
Gain (loss) on cash flow hedge, net of income taxes	—	68	(94)	238

Comprehensive income	$837	$1,471	$2,819	$4,251

Stock-based Compensation Plans
     In January 2006, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is applicable to share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. In January 2006, the Company issued 234,100 nonvested shares under The Regent Communications, Inc. 2005 Incentive Compensation Plan as a component of compensation to employees in lieu of stock options. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. Regent recorded approximately $68,000 and $203,000 of expense related to the nonvested share awards for the three- and nine-month periods ended September 30, 2006, respectively. At September 30, 2006, deferred compensation expense related to the nonvested shares was approximately $887,000, which will be recognized over the remaining 3.3 years of the vesting period. During the third quarter of 2006, 600 nonvested shares granted under the plan were forfeited. In May 2006, the Company adopted the Regent Communications, Inc. 2006 Directors Equity Compensation Plan, which plan was approved by the Company’s stockholders at the May 10, 2006 Annual Meeting of Stockholders. Subsequent to the approval of the plan, the Company issued 30,000 nonvested shares of Regent common stock to its six non-management directors in lieu of stock options. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. Regent recorded approximately $6,800 and $11,300 of expense related to the nonvested share awards during the three- and nine-month periods ended September 30, 2006. At September 30, 2006, deferred compensation expense related to the nonvested shares was approximately $74,000, which will be recognized over the remaining 3.6 years of the vesting period. During the third quarter of 2006, 10,000 nonvested shares granted

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
under the plan were forfeited. Under the provisions of SFAS 123R, the Company is also required to record compensation expense related to shares issued under the Company’s Employee Stock Purchase Plan. For the three and nine months ended September 30, 2006, the Company recorded approximately $8,000 and $27,000, respectively, of compensation expense related to its Employee Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first nine months of 2006 was $0.77, based upon a weighted average volatility of 35.7%, a weighted average risk-free interest rate of 4.63%, an average life of three months, and no dividends. The Company had no unvested stock options at the date that SFAS 123R was implemented. There were no stock options granted during the first nine months of 2006, and 33,500 stock options with a weighted-average exercise price of $6.68 were terminated due to expiration. The intrinsic value of all outstanding stock options was zero at September 30, 2006. See Regent’s 2005 Annual Report on Form 10-K for other disclosures of all outstanding awards.
     Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which compensation expense was recorded only to the extent that the market price of the underlying common stock on the date of grant exceeded the exercise price. The Company granted all stock options at market price, therefore, no expense was recorded related to the Company’s stock-based compensation plans for the three and nine months ended September 30, 2005. The following table illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation for the three and nine months ended September 30, 2005 (in thousands, except per share information):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$1,403	$4,013
Add: Stock-based employee compensation included in reported net income, net of related tax effects	335	335
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,040)	(1,868)

Pro forma net income	$698	$2,480

Earnings per share:
Basic — as reported	$0.03	$0.09
Basic — pro forma	$0.02	$0.06
Diluted — as reported	$0.03	$0.09
Diluted — pro forma	$0.02	$0.06

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     For the three and nine months ended September 30, 2005, stock-based compensation in the above table includes approximately $600,000 of proforma expense related to the vesting acceleration for stock options held by the Company’s former Chief Executive Officer.
     The weighted-average fair value of $3.08 and $3.09 for the 553,750 stock options and 38,690 Employee Stock Purchase Plan shares granted for the nine month period ended September 30, 2005, respectively, were estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions as of September 30, 2005:

Dividends	None
Volatility	52.3% - 65.7%
Risk-free interest rate	3.72% - 4.18%
Expected term	5 years
Discontinued Operations
Disposal of Markets
     During the third quarter of 2006, the Company entered into a transaction to dispose of the broadcasting and intangible assets of its Chico and Redding, California markets (see further information regarding this transaction in Note 2). Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), to the transactions, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations if certain criteria are met. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. The Company intends to utilize the reelection provision in its credit facility which will allow Regent to use the proceeds from the sale to fund other acquisitions rather than permanently reduce the credit facility. As no debt will be required to be repaid as a result of the disposals, nor was any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets and debt of the Company. Selected financial information related to the discontinued operations for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenue	$1,645	$1,774	$4,753	$5,082
Depreciation and amortization expense	$—	$93	$162	$286
Allocated interest expense	$54	$47	$158	$128
Income before income taxes	$264	$316	$493	$780
     The disposal of the three Peoria, Illinois stations during the third quarter of 2006 and the pending disposition of WYNG-FM in Evansville, Indiana did not meet the criteria for the reclassification of operating results to discontinued operations, due to the migration of cash flows from the disposed stations to other Regent-owned stations. Therefore, the results of operations for those radio stations remain classified in income from continuing operations.
     In 2004, the Company disposed of its Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS 144 to the disposal transactions. Selected financial information related to discontinued operations for the three- and nine-month periods ended September 30, 2005 is as follows (in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005
Net broadcast revenue	$—	$—
Depreciation and amortization expense	$—	$—
Allocated interest expense	$—	$—
Loss before income taxes	$—	$(27)
Assets held for sale
     Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS 144. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. At September 30, 2006, Regent had classified as assets held for sale fixed and intangible assets related to the pending disposals of the Chico and Redding, California broadcast markets and WYNG-FM in Evansville, Indiana (see Note 2). The major categories of these assets are as follows (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets
Held for
Sale
Land and improvements	$146
Building and improvements	901
Equipment	4,143
FCC licenses	11,094
Goodwill	5,041

21,325
Accumulated depreciation	(3,100)

$18,225

Income Taxes
     The Company recorded income taxes on continuing operations at an effective rate of 15.0% and 31.4% for the three- and nine-month periods ended September 30, 2006, respectively. During the second and third quarters of 2006, Regent reduced its stated deferred tax liabilities by approximately $311,000, with a corresponding decrease in state income tax expense. The reduction in deferred taxes was predicated on an enacted tax rate reduction in the State of Texas and a repeal of the Michigan Single Business Tax. Excluding the effects of the legislative changes, the Company recorded income tax expense on continuing operations at an effective rate of 28.6% and 39.5% for three- and nine-month periods ended September 30, 2006, respectively. The Company recorded income taxes at an effective rate of 53.0% for the third quarter of 2005. The rate increase during the 2005 quarter was due primarily to income tax return true-ups during the third quarter due to the filing of the Company’s 2004 income tax returns. For the nine months ended September 30, 2005, the effective rate was approximately 43.6%. During the first nine months of 2005, the Company reversed approximately $144,000 of long-term liability, with a corresponding decrease in income tax expense. The reversal of the liability was predicated on a legislative change in the Commonwealth of Kentucky that made the liability unnecessary. Excluding the $144,000 of income tax benefit and the true-up of state deferred taxes, the Company recorded income taxes during the third quarter of 2005 at an effective rate of 41.9%.
2. ACQUISITIONS AND DISPOSITIONS
     The Company seeks to acquire radio stations that enable it to expand within its existing markets and enter into new mid-sized markets that fit into Regent’s operating strategy. Regent uses common valuation methods to determine the fair values of significant assets acquired. The Company directly values identifiable tangible and intangible assets. The excess of the purchase price over the identifiable tangible and intangible assets is allocated to goodwill. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements from their respective dates of acquisition.
Pending Acquisitions and Dispositions
     On September 1, 2006, Regent entered into a definitive agreement with CBS Broadcasting, Inc. to purchase substantially all of the broadcasting and intangible assets of

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
WBLK-FM, WBUF-FK, WJYE-FM, WYRK-FM and WECK-AM, serving the Buffalo, New York market for $125.0 million in cash. Regent has placed approximately $9.4 million in escrow to secure its obligation under the asset purchase agreement, which amount could be forfeited to the seller if Regent materially breaches the terms of the asset purchase agreement in a manner that results in the failure to consummate the acquisition. Such amount is included within Other Assets in the September 30, 2006 Condensed Consolidated Balance Sheet. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to Regent at the closing date. The completion of the purchase is contingent upon the receipt of required regulatory approvals, and the Company expects to complete the transaction during the fourth quarter of 2006. On October 1, 2006, Regent began operating the five Buffalo stations under a local marketing agreement (“LMA”) in exchange for a $0.7 million monthly fee payable to CBS Broadcasting, Inc. Under an LMA, the Company provides programming, sales and marketing on behalf of the owner of the stations. Regent anticipates funding the remainder of the purchase price and repaying its current credit facility through a new expanded senior credit facility. The broadcast revenues and marketing expenses of these stations will be included in the Company’s results of operations on the effective date of the LMA.
     On August 24, 2006, Regent entered into a definitive agreement to sell substantially all of the broadcasting and intangible assets of WYNG-FM, serving the Evansville, Indiana market, to W. Russell Withers, Jr. for $1.5 million in cash. The purchaser has placed $75,000 in escrow to secure its obligation under the asset purchase agreement, which amount could be forfeited to Regent if the purchaser materially breaches the terms of the agreement in a manner that results in the failure to consummate the transaction. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to the purchaser at the closing date. The completion of the sale is contingent upon the receipt of required regulatory approvals, and the Company expects to complete the transaction during the fourth quarter of 2006.
     As discussed in Note 1, on July 14, 2006, Regent entered into a definitive agreement to sell substantially all of the broadcasting and intangible assets of ten radio stations serving the Chico and Redding, California markets to Mapleton Communications, LLC, for $17.5 million in cash. Mapleton has placed $740,000 in escrow to secure its obligation under the asset purchase agreement, which amount could be forfeited to Regent if Mapleton materially breaches the terms of the agreement in a manner that results in the failure to consummate the transaction. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to Mapleton at the closing date. Required regulatory approval of the transaction has been received and the Company expects to complete the disposition during the fourth quarter of 2006.
     On June 23, 2006, the Company entered into an agreement to purchase substantially all of the broadcasting and intangible assets of WNYQ-FM, serving the Albany, New York market, from Vox New York, LLC, and related entities for $4.9 million in cash. Regent will also reimburse Vox for any out-of-pocket expenses related to the build-out of a new transmitter site for WNYQ-FM under an approved FCC facility upgrade. Regent has placed $490,000 in escrow to secure its obligation under the asset purchase agreement, which amount could be forfeited to the seller if Regent materially breaches the terms of the asset purchase agreement in a manner that results in the failure to consummate the acquisition. Such amount is included within Other Assets in the September 30, 2006 Condensed Consolidated Balance Sheet. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to Regent at the closing date. The completion of the transaction is contingent upon the receipt of required

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
regulatory approvals. The Company expects to consummate the transaction during the fourth quarter of 2006.
Completed Acquisitions and Dispositions
     On September 19, 2006, the Company consummated two transactions in its Peoria, Illinois market, whereby Regent sold three radio stations and purchased two radio stations. Under the terms of the sale transaction, Regent sold substantially all of the broadcasting and intangible assets of WIXO-FM, WVEL-FM and WPIA-FM to Independence Media of Illinois, LLC, for $2.8 million, consisting of approximately $1.9 million in cash and a note receivable of approximately $0.9 million. The Company recognized a pre-tax loss of approximately $1.8 million on the sale of the stations. Concurrently, Regent purchased substantially all of the broadcasting assets of WXMP-FM and the stock of B&G Broadcasting, Inc., owner of WZPW-FM, from AAA Entertainment, LLC and related entities, for approximately $11.8 million in cash. Regent has preliminarily allocated approximately $1.2 million to fixed assets and approximately $10.6 million to FCC licenses pending completion of an independent appraisal, which is expected to be received during the fourth quarter of 2006. Additionally, the Company has preliminarily recorded approximately $530,000 of goodwill and deferred tax liabilities due to the difference between the fair market value and tax basis of the assets and liabilities of B&G Broadcasting, Inc. These amounts are expected to be finalized during the fourth quarter of 2006.
     The following unaudited proforma data summarize the combined results of operations of Regent together with the operations of significant stations acquired during the first nine months of 2006 as though those transactions had occurred on January 1, 2005.

	PRO FORMA (UNAUDITED)
	(In thousands, except per share
	amounts)
	Nine months ended September 30,
	2006	2005
Net broadcast revenues	$60,199	$60,168

Net income	$4,063	$4,010

Basic and diluted income per common share:
Net income	$0.10	$0.09
     These unaudited proforma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates, nor is it indicative of future results of operations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. LONG-TERM DEBT
     Long-term debt consisted of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
Senior reducing term loan	$56,550	$60,450
Senior reducing revolving credit facility	57,500	24,000

	114,050	84,450
Less: current portion of long-term debt	(9,100)	(6,175)

	$104,950	$78,275

     Borrowings under the credit facility bore interest at an average rate of 6.35% at September 30, 2006 and 5.19% at December 31, 2005.
     The Company is currently negotiating a new credit facility with a group of lenders led by Banc of America Securities LLC, which execution of this facility is anticipated to be completed in November 2006. Upon the completion of the new credit facility, all unamortized deferred financing costs related to our existing credit facility will be immediately expensed to interest expense. At September 30, 2006, the amount of deferred financing costs related to the existing credit facility was approximately $0.8 million. In conjunction with the anticipated new credit facility, Regent has paid $0.5 million in financing fees, which amount is being deferred until the transaction is completed, and will subsequently be expensed to interest expense over the anticipated seven-year life of the new credit facility utilizing the effective interest method.
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
5. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at September 30, 2006 or December 31, 2005. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. During the first quarter of 2006, Regent granted 234,100 shares of nonvested common stock, which vest ratably over a four-year period. At September 30, 2006, there were 229,900 nonvested shares outstanding under the plan.
     In May 2006, the Company began issuing grants of nonvested stock to directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan, which plan was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders. During the second quarter of 2006, the Company granted 30,000 shares of nonvested common stock, which vest ratably over a four-year period. At September 30, 2006, 20,000 shares of nonvested common stock were outstanding under the plan.
     On February 2, 2005, Regent issued 37,517 shares of common stock from treasury shares to four executive officers at an issue price of $5.185 per share as payment of a portion of 2004 bonuses awarded under the Senior Management Bonus Plan.
     During the first nine months of 2006 and 2005, Regent reissued 119,106 shares and 84,364 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $20.0 million worth of shares of its common stock at certain market price levels. Since the July 2005 authorization of the $20.0 million repurchase limit, and through September 30, 2006, the Company has repurchased 3,882,921 shares for a total cost of approximately $18.4 million. During the first nine months of 2006, the Company repurchased 1,145,899 shares of common stock for an aggregate purchase price of approximately $5.1 million. Additionally, on August 5, 2006, the Company repurchased 2,491,554 shares of its common stock and a warrant to purchase up to 650,000 shares of Regent common stock, exercisable at $5.00 per share, held by Waller-Sutton Media Partners, L.P. (the “Partnership”) for an aggregate price of approximately $12.1 million in cash. At September 30, 2006, there was approximately $1.6 million of board-authorized capacity available under the stock buyback program. During the first nine months of 2005, the Company repurchased 3,365,675 shares of common stock for an aggregate purchase price of approximately $20.1 million. Additionally, on September 1, 2005, the Company repurchased 100,000 shares of Regent common stock from Terry S. Jacobs, its former Chief Executive Officer, at a price of $5.62 per share, pursuant to the terms of Mr. Jacobs’ retirement package authorized by the Company’s Board of Directors. The purchase price was based upon the average of the high and low price for a share of Regent common stock on September 1, 2005.
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and indefinite-lived intangible assets for impairment during the fourth quarter, or at an earlier date if conditions exist that would indicate the possibility of an impairment issue.
Definite-lived Intangible Assets
     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-compete agreements and employment and sports rights agreements. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$500	$467	$1,315	$1,081
Sports right and employment Agreements	814	416	814	277

Total	$1,314	$883	$2,129	$1,358

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three months ended September 30, 2006 and 2005 was approximately $46,000 and $184,000, respectively. For the nine months ended September 30, 2006 and 2005, aggregate amortization expense was approximately $340,000 and $560,000 respectively. For the three and nine months ended September 30, 2005, approximately $1,000 and $4,000, respectively, of amortization expense previously recorded and related to the operations of markets that were sold was reclassified to discontinued operations under the provisions of SFAS 144. The estimated annual amortization expense for the years ending December 31, 2006, 2007, 2008, and 2009 is approximately $418,000, $146,000, $146,000, and $61,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist of FCC licenses for radio stations. The following table presents the change in the carrying amount for the Company’s indefinite-lived intangible assets for the nine-month period ended September 30, 2006 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Indefinite-lived
Intangible Assets
Balance as of December 31, 2005	$289,300
Disposition of FCC licenses	(3,954)
Acquisition of FCC licenses	10,575
FCC licenses related to assets held for sale	(11,094)

Balance as of September 30, 2006	$284,827

     The Company anticipates receiving final appraisals for the acquired stations during the fourth quarter of 2006 and will adjust the value of FCC licenses accordingly.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2006 (in thousands):

Goodwill
Balance as of December 31, 2005	$30,736
Disposition-related goodwill	(218)
Acquisition-related goodwill	663
Goodwill related to assets held for sale	(5,041)

Balance as of September 30, 2006	$26,140

     The Company anticipates receiving final appraisals for the acquired stations during the fourth quarter of 2006 and will adjust the value of goodwill accordingly.
7. EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested as of September 30, 2006. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants were exercised, except when the effect would be anti-dilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. Common stock options that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 4,170,039 for the three and nine months ended September 30, 2006, and 2,226,923 for the three and nine months ended September 30, 2005, respectively. Warrants that were excluded from the calculation due to having an exercise price greater than the Company’s average stock price for the period were 140,000 for the three

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and nine months ended September 30, 2006. For the three and nine months ended September 30, 2005, 790,000 warrants were dilutive. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be anti-dilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the three and nine months ended September 30, 2006, approximately 6,000 and 4,000 incremental shares were included in the calculation of fully diluted earnings per share. There were no nonvested shares outstanding at September 30, 2005.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Income from continuing operations	$671	$1,227	$2,615	$3,576
Income from discontinued operations, net of taxes	166	176	298	437

Net income	$837	$1,403	$2,913	$4,013

Basic and diluted net income per common share:
Income from continuing operations	$0.02	$0.03	$0.06	$0.08
Income from discontinued operations	0.00	0.00	0.01	0.01

Net income	$0.02	$0.03	$0.07	$0.09

Weighted average basic common shares	39,021	41,870	40,375	43,733
Dilutive effect of stock options, warrants and nonvested shares	6	210	4	207

Weighted average diluted common shares	39,027	42,080	40,379	43,940

Stock options and warrants to purchase shares of common stock assumed exercised and nonvested shares included in the calculation of diluted net income per share:

Stock options	—	2,104	—	2,195
Warrants	—	790	—	790
Nonvested shares	260	—	260	—

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
8. COMMITMENTS AND CONTINGENCIES
     In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. During the third quarter of 2006, the Company received notice that the State of Louisiana was disputing the methodology the Company used to calculate franchise taxes for its Lafayette, Louisiana market for the 2003 tax year. Based on this potential contingency, Regent has recorded approximately $430,000 of franchise tax expense and approximately $130,000 of interest expense related to the potential franchise tax liability. The Company plans to appeal the state’s methodology for calculating the franchise taxes owed.
9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Company January 1, 2007, and the cumulative effect of applying the provisions of FIN 48 will be recognized as an adjustment to the beginning balance of the Company’s tax reserves and retained earnings. The Company is currently evaluating the provisions of FIN 48 and its potential impact on the Company’s financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective beginning January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. The Company is currently evaluating the impact, if any, that SAB 108 will have on its financial statements.

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
     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular: increased competition for attractive radio properties and advertising dollars; increased competition from emerging technologies; fluctuations in the cost of operating radio properties; our ability to effectively integrate our acquisitions; changes in the regulatory climate affecting radio broadcast companies; and cancellations, disruptions or postponements of advertising schedules in response to national or world events. Further information on other factors that could affect the financial results of Regent Communications, Inc. (“Regent” or the “Company”) is included in Regent’s other filings with the Securities and Exchange Commission (SEC). These documents are available free of charge at the SEC’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.
Executive Overview
     We formed Regent in November 1996 to acquire, own and operate clusters of radio stations in mid-sized markets. Our primary objective is to increase Regent’s value to its stockholders by: growing the number of radio stations and markets in which we operate; strategically evaluating and upgrading our radio clusters and market position; and by improving the financial performance of the stations we own and operate. We measure our progress by: evaluating our ability to continue to increase the number of stations we own; seeking to improve the post-acquisition performance of those acquired radio stations; and by achieving leadership positions in our portfolio of broadcast properties in terms of audience share ratings and revenue generation.

     While our focus has remained on being acquisitive, in the past, we have had the flexibility to repurchase our own stock when suitable acquisition opportunities were not available, and when the market price of our stock was at a level that we believed was beneficial to our stockholders while maintaining conservative leverage ratios. We currently have transactions pending that will result in the purchase by us of six radio stations in one new and one existing market and the disposition of 11 of our radio stations in three markets. We anticipate finalizing a new credit facility in mid-November 2006 to provide us with the necessary funds to complete the contemplated transactions.
     On August 5, 2006, we repurchased 2,491,554 shares of our common stock and a warrant to purchase up to 650,000 shares of Regent common stock, exercisable at $5.00 per share, held by Waller-Sutton Media Partners, L.P. (the “Partnership”) for an aggregate price of approximately $12.1 million. As required by the agreement, the two representatives of the Partnership serving on the Company’s Board of Directors, William H. Ingram and Andrew J. Armstrong, Jr., resigned effective August 5, 2006. In conjunction with their resignations, the two representatives surrendered their fully vested stock options to purchase Regent Communications, Inc. common stock and, as a result of their resignations, all shares of Regent common stock awarded to the representatives in May 2006 through the Regent Communications, Inc. 2006 Directors Equity Compensation Plan were forfeited.
     Excluding the Waller-Sutton Media Partners shares repurchased in August, we repurchased 1,145,899 shares of our common stock at an average price of $4.45 per share, for a total cost of approximately $5.1 million, including commissions during the first nine months of 2006. While our primary strategy remains focused on the acquisition of radio properties, the availability of suitable stations had been limited during 2005 and early 2006 due to the depressed trading multiples of publicly traded radio broadcasting companies relative to private market values. In the absence of such availability, we demonstrated that we could also employ capital to repurchase our own stock when the market price was at a level that we believed to be beneficial to our stockholders to do so.
     We have contracted with Ibiquity Digital Corporation (“Ibiquity”) for the right to convert 60 of our stations to digital or high definition radio (“HD Radio”). Our contract with Ibiquity stipulates that we convert a predetermined number of our stations to HD Radio over a six-year period beginning in 2005. Since inception of our HD Radio rollout in 2005, we have converted 16 of our FM stations to HD Radio, for an aggregate cost of approximately $2.1 million. Of this amount, approximately $1.0 million was spent during the first nine months of 2006. We do not expect to incur any material conversion costs during the fourth quarter of 2006. The conversion to HD Radio will enable the stations to broadcast digital-quality sound and also provide certain services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast multiple additional channels of programming for public, private or subscription services. To date there has been no economic impact on our stations that have converted to HD Radio. Any future economic benefit to our stations as a result of digital conversion is not known at this time.

     The Radio Advertising Bureau, the trade promotional arm of the commercial Radio industry in the United States, reported that for the overall radio industry, national revenue increased 5% in the third quarter of 2006 from the comparable 2005 period, while local revenue decreased by 2%. During the third quarter of 2006, Regent’s national and local revenue decreased 8.0% and 0.2%, respectively. Our strategy of focusing on local business allowed us to outperform the industry in terms of local revenue. Conversely, we did not benefit from the increase in national revenue, which was realized primarily in markets with higher percentages of national advertisers than Regent’s markets. An increase in political advertising revenue helped mitigate the overall decreases in local and national revenue. Despite the impact of weak advertising spending on our performance, we experienced positive revenue growth in many of our markets, including Evansville, Indiana, Ft. Collins, Colorado, St. Cloud, Minnesota, Peoria, Illinois and Flint, Michigan. Markets that showed decreases in revenue for the quarter included Albany, Utica and Watertown, New York and Bloomington, Illinois.
     In our Albany, New York market, new programming began on December 19, 2005, to reformat our simulcast rock-formatted stations WQBK-FM and WQBJ-FM, which had previously carried The Howard Stern Show. The Howard Stern Show began broadcasting exclusively on satellite radio in 2006, which was the primary factor for the 9.8% decrease in Albany’s net broadcast revenue for the third quarter of 2006 compared to the same period in 2005, and the 12.4% decrease in their net broadcast revenue for the first nine months of 2006 compared to the same period in 2005. The revenue decrease was mitigated somewhat by the elimination of approximately $0.1 million per quarter in program rights fees associated with airing The Howard Stern Show.
RESULTS OF OPERATIONS
     A comparison of the three and nine months ended September 30, 2006 versus September 30, 2005, and the key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our condensed consolidated financial statements and the related footnotes.
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
     During the third quarter of 2006, we entered into an agreement to dispose of our Chico and Redding, California broadcast markets. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the pending dispositions, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations if certain criteria are met. Using this methodology, the operating results of the Chico and Redding markets have been reclassified to discontinued operations for all periods presented, as well as an allocated portion of interest expense.

Comparison of three months ended September 30, 2006 to three months ended September 30, 2005
Net Broadcast Revenues
     Net broadcast revenues for Regent increased 0.3% to approximately $21.2 million in the third quarter of 2006. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):

	(Decrease)
	increase in
	net broadcast
Net broadcast revenue variance:	revenue	% change
Local advertising	$(38)	0.2%
National advertising	(203)	8.0%
Barter revenue	(106)	11.5%
Political and other	410	79.5%

Net broadcast revenue variance	$63	0.3%

     The decrease in local advertising of 0.2% in the third quarter of 2006 compared to the same period in 2005 was due primarily to decreased local agency sales in our Albany, New York, Bloomington, Illinois and Flint and Grand Rapids, Michigan markets. The decreases at these markets were offset by increases in local advertising in our Evansville, Indiana, Lafayette, Louisiana and El Paso, Texas markets. Our Evansville market benefited from higher visibility with both listeners and advertisers fueled by increased grass roots marketing within the local community, while our Lafayette market continued to benefit from advertisers reallocating their regional marketing budgets into Lafayette to reach the additional population influx from New Orleans and other hurricane-affected areas. El Paso felt the benefit of increased spot rates on local business during the quarter. The unfavorable national advertising revenue variance of 8.0% was due to decreases in national revenue, primarily in our Albany, New York and Lafayette, Louisiana markets. Albany has felt the impact of the lower national ad spending in the quarter, as well as the effect from the loss of The Howard Stern Show. During the third quarter of 2005, Lafayette experienced large national revenues due to Hurricane Katrina, which levels are now normalizing. These decreases were partially offset by increased national revenue in our Bloomington, Illinois market, which benefited from national agricultural advertising, and our Flint, Michigan market, which profited from higher ratings. The decreases in our local and national advertising categories were offset by an increase of approximately $0.3 million in net political revenue compared to the same period in 2005. Approximately $0.2 million of the increase was due to contentious state and local political races in our Ft. Collins, Colorado market.
Station Operating Expenses
     Station operating expenses increased 6.5%, to approximately $14.1 million in 2006 from approximately $13.3 million in 2005. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):

	(Increase)
	decrease in
	station
	operating
Station operating expense variance:	expenses	% change
Technical expense	$(109)	15.5%
Programming expense	(61)	1.6%
Promotion expense	(56)	11.4%
Sales expense	(352)	8.6%
Administrative expense	(283)	8.5%
Barter expense	5	0.6%

Station operating expense variance	$(856)	6.5%

     The increase in technical expense was due primarily to increased compensation, higher rent and utility expenses, and increased repair expenses during the quarter. The increase in programming expense was due primarily to increased compensation expense, increased music license fees, and streaming fees related to broadcasting over the internet. These programming increases were partially offset by reduced program rights fees related to the discontinuation of The Howard Stern Show in Albany, New York. The increased promotion expense was due primarily to increased advertising in several of our markets to promote new morning shows or formats, offset by lower compensation costs. The sales expense increase was due primarily to increased expenses at events in our Albany, New York and El Paso, Texas markets, as well has higher compensation costs and rating service fees. Administrative expense was higher due to approximately $0.4 million in franchise tax expense in our Lafayette, Louisiana market, offset by a decrease in our bad debt expense due to prompt collections and fewer at-risk balances.
Depreciation and Amortization
     Depreciation and amortization expense decreased 18.6%, from approximately $1.3 million in 2005 to $1.0 million in 2006. The decrease was due primarily to lower depreciation expense in Albany, New York, St. Cloud, Minnesota and Grand Rapids, Michigan, as many assets acquired in the purchase of these markets were fully depreciated by the end of 2005. Additionally, amortization expense was lower in 2006 as certain contracts and other definite-lived intangibles acquired through the Bloomington, Illinois purchase were fully amortized by the end of 2005.
Corporate Expense
     Corporate general and administrative expense decreased 41.5%, from approximately $2.8 million in the third quarter of 2005 to approximately $1.6 million in the third quarter of 2006. During the third quarter of 2005, we recorded approximately $1.2 million related to the retirement package for the Company’s former CEO and Chairman of the Board, who retired as of September 1, 2005.
Interest Expense
     Interest expense increased 48.4% from approximately $1.2 million in the third quarter of 2005 to approximately $1.8 million in the third quarter of 2006. The increase in interest expense was due to a combination of higher average interest rates, the expiration of our interest rate swap agreement at June 30, 2006, increased average outstanding credit facility balances in 2006 compared to 2005, and interest expense of approximately $0.1 million related to estimated franchise taxes in Lafayette, Louisiana. The increased outstanding balances were primarily related to borrowings in the fourth quarter of 2005 and first nine months of 2006 to fund the repurchase of Regent common shares authorized under the stock buyback program, including the Waller-Sutton shares, and to fund the purchase of stations in Peoria, Illinois and escrow deposits on our pending acquisitions in Buffalo, New York and Albany, New York.
Income Taxes
     The following table shows the components of income tax on continuing operations for the third quarter of 2006 and 2005.

	2006	2005
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	(13.9%)	14.9%
Miscellaneous tax expense	8.6%	4.1%
State legislative changes	(13.7%)	0.0%

Effective tax rate	15.0%	53.0%

     Miscellaneous tax expense for the 2006 and 2005 quarters included permanent items, the expiration of net operating loss carryforwards and corresponding adjustments to the related valuation allowances, and provision to return adjustments related to the filing of the Company’s income tax returns during the third quarter of each year. During the third quarter of 2006, we recorded a state income tax benefit due to legislative changes in the State of Michigan that resulted in reduced state deferred tax liabilities. The 14.9% state tax rate for the third quarter of 2005 is a result of a true-up of the state deferred effective tax rate that occurred during the quarter. The state deferred effective tax rate was adjusted as a result of state apportionment factors and state tax rates upon completion of the 2004 state income tax returns.
Same Station Results
     Our revenues are produced exclusively by our radio stations. We believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those years. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between the third quarter of 2006 and 2005 are listed in the table below, excluding the effect of barter transactions (in thousands).
     Same station net revenue increased 0.7% in the third quarter of 2006 compared to the same period in 2005, as overall decreases in national and local revenue were offset by increases in our political revenue. Increases in total revenue in our Evansville, Indiana, Ft. Collins, Colorado, and St. Cloud, Minnesota markets were offset by decreases in our Albany and Utica, New York and Bloomington, Illinois markets.

	2006	2005
Quarter 3	Net	Net	%
(62 stations in 13 markets)	Revenue	Revenue	Change
Net broadcast revenue	$21,220	$21,157
Less:
Net results of barter transactions and stations not included in same station category	837	918

Same station net broadcast revenue	$20,383	$20,239	0.7%

Comparison of nine months ended September 30, 2006 to nine months ended September 30, 2005
Net Broadcast Revenues
     Net broadcast revenues of approximately $59.4 million increased 0.3% in the first nine months of 2006 compared to the same period in 2005. The table below provides a summary of the net broadcast revenue variance for the comparable nine-month periods (in thousands):

	Increase
	(decrease) in
	net broadcast
Net broadcast revenue variance:	revenue	% change
Local advertising	$556	1.2%
National advertising	(601)	8.1%
Barter revenue	(135)	5.8%
Political and other	387	25.0%

Net broadcast revenue variance	$207	0.3%

     The increase in local advertising of 1.2% for the first nine months of 2006 compared to the same period in 2005 was due primarily to increased local agency sales in our El Paso, Texas, Evansville, Indiana, and Lafayette, Louisiana markets. Our El Paso market has benefited from increased local spot rates, while our Evansville market has benefited from higher visibility with both listeners and advertisers fueled by increased grass roots marketing within the local community. The Lafayette market continues to benefit from advertisers reallocating their regional marketing budgets into Lafayette to reach the additional population influx from New Orleans and other hurricane-affected areas. The unfavorable national advertising revenue variance of 8.1% was due primarily to decreases in national revenue in our Albany, New York, Lafayette, Louisiana, and Grand Rapids, Michigan markets. Albany continues to reflect the loss of The Howard Stern Show, as well as a general downturn in national dollars spent in the market. The decrease in the Lafayette market in 2006 from the comparable 2005 period is due to the extremely high amounts of national revenue related to Hurricane Katrina advertising during 2005. These decreases were partially mitigated by increased national revenue in our El Paso, Texas and Flint, Michigan markets, which both benefited from strong ratings.

Station Operating Expenses
     Station operating expenses increased 5.0%, to approximately $41.1 million in 2006 from approximately $39.2 million in 2005. The table below provides a summary of the station operating expense variance for the comparable nine-month periods (in thousands):

	(Increase)
	decrease in
	station
	operating
Station operating expense variance:	expenses	% change
Technical expense	$(209)	10.7%
Programming expense	(348)	3.0%
Promotion expense	(336)	18.0%
Sales expense	(431)	3.7%
Administrative expense	(512)	5.1%
Barter expense	(111)	5.1%

Station operating expense variance	$(1,947)	5.0%

     The increase in technical expense was due primarily to increased salaries, an increase in rent expense, and higher utility and equipment repair expenses than in the comparable 2005 period. The increase in programming expense was due primarily to increased compensation expense, increased music license fees, additional research expenditures, and streaming fees related to broadcasting over the internet. These increases were partially mitigated by lower program rights fees in Albany, New York due to the market no longer broadcasting The Howard Stern Show. The increased promotion expense was due primarily to increased advertising in the following markets: Albany, New York, to increase awareness of our new format and morning show; Grand Rapids, Michigan, to promote a new morning show, and; Peoria, Illinois, to respond to format challenges by local competitors. The sales expense increase was due primarily to increased compensation and rating service expenses, partially offset by savings related to national revenue decreases. Administrative expense was higher due to: increased cash and non-cash compensation expense, as well as related payroll taxes; franchise taxes of approximately $0.4 million recorded for the Lafayette, Louisiana market during the third quarter of 2006, and; increased building maintenance and utility costs. These increases were partially offset by reduced bad debt expense due to strong collection efforts, lower rent expense, primarily in our Albany, New York market where we moved our studios from a leased site to an owned building, and reduced legal and professional fees.
Depreciation and Amortization
     Depreciation and amortization expense decreased 13.6%, from approximately $3.8 million in 2005 to approximately $3.3 million in 2006. The decrease was due primarily to lower depreciation expense in Albany, New York, Grand Rapids, Michigan, and St. Cloud, Minnesota, as many assets acquired in the purchase of the three markets were fully depreciated by the end of 2005. Additionally, amortization expense was lower in 2006 as certain contracts and other definite-lived intangibles acquired through the Bloomington, Illinois purchase were fully amortized by the end of 2005.
Corporate Expense
     Corporate general and administrative expense decreased 22.4% from approximately $6.5 million in 2005 to $5.1 million in 2006. During the third quarter of 2005, the Company recorded approximately $1.2 million related to the retirement package for Terry S. Jacobs, the Company’s former CEO and Chairman of the Board, who retired as of September 1, 2005.
Interest Expense
     Interest expense increased 30.9% from approximately $3.3 million in 2005 to approximately $4.4 million in 2006. The increase in interest expense was due to a combination of higher average interest rates, the expiration of our interest rate swap agreement at June 30, 2006, increased average outstanding credit facility balances in 2006 compared to 2005, and interest expense of approximately $0.1 million related to estimated franchise taxes in Lafayette, Louisiana. The increased outstanding balances were primarily related to borrowings in the fourth quarter of 2005 and first nine months of 2006 to fund the repurchase of Regent common shares authorized under the stock buyback program, including the Waller-Sutton repurchase, and to fund the purchase of stations in Peoria, Illinois and escrow deposits on our pending acquisitions in Buffalo, New York and Albany, New York.
Income Taxes
     The following table shows the components of income tax on continuing operations for the first nine months of 2006 and 2005.

	2006	2005
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	2.2%	10.4%
Miscellaneous tax expense	3.4%	1.2%
State legislative changes	(8.2%)	(2.0)%

Effective tax rate	31.4%	43.6%

     For the nine months ended September 30, 2006, miscellaneous tax expense included permanent items, the expiration of net operating loss carryforwards and corresponding adjustments to the related valuation allowances, and provision to return adjustments related to the filing of the Company’s income tax returns during the third quarter of each year. The reduction in state income taxes in 2006 compared to the same period in 2005 is due to state legislative changes in Texas and Michigan that resulted in reduced state deferred tax liabilities.
LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     Regent’s strategy for maximizing shareholder value includes acquiring suitable radio stations at acceptable prices in new or existing markets, while seeking opportunities to divest of individual radio stations or broadcast markets that no longer fit within our portfolio of stations, or that do not provide the ability to purchase additional stations to enhance our position within the market. During the second and third quarters of 2006, we negotiated several purchase and sale transactions that met our requirements. The completion of the purchase transactions will require borrowings in excess of the funds available to us under our existing credit facility. Therefore, we are currently negotiating a new credit facility in the amount of $240.0 million with a consortium of banks and financial institutions, led by Banc of America Securities LLC. We anticipate finalizing the new credit facility in November 2006. To secure our obligation under the new credit facility, we have made an initial payment of $0.5 million to Banc of America, which amount will be applied toward the total financing costs associated with the new credit facility, which are expected to total between $2.0 and $2.5 million.
     Since March 31, 2005, our Board of Directors has authorized the repurchase of up to $40.0 million of our common stock under the Regent stock buyback program. Since that date and through September 30, 2006, we have expended approximately $38.4 million, including commissions, of the authorized amount, leaving up to $1.6 million of capacity available for any future repurchases of stock.
     As of September 30, 2006, we have utilized approximately $18.4 million of the $50.0 million stock repurchase limit as defined in our existing credit agreement. Our maximum allowable leverage ratio at the end of the third quarter was 6.00:1.00. Our actual leverage ratio at the end of the third quarter of 2006 was approximately 5.04:1.00.
     We believe the cash generated from operations and the borrowings that will be available to us under our anticipated new credit facility will be sufficient to meet our requirements for pending acquisitions, corporate expenses and capital expenditures in 2006, based on our projected operations and indebtedness. We have available borrowings under our existing credit facility of approximately $17.7 million at September 30, 2006, subject to the terms and conditions of the existing credit facility.
     Our cash and cash equivalents balance at September 30, 2006 and December 31, 2005 was approximately $0.8 million. Cash balances between quarters and years can fluctuate due to the timing of when monies are received and expenditures are made. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to repay borrowings under our revolving credit facility.
     We expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements. Excluding HD Radio expenditures and projects to consolidate duplicate market facilities or to expand facilities to adequately house stations acquired from other operators, our maintenance capital expenditures have typically been approximately 2% of our net revenue. Additionally, we have maintained a disciplined acquisition approach that has enabled us to consistently keep our debt leverage below levels allowed under our credit facility covenants. All of our debt under the existing credit facility is currently variable-rate, with interest rates based on LIBOR rates, as our interest rate swap which fixed the interest rate on one-half of our term loan expired on June 30, 2006. Our weighted-average interest rate for the third quarter of 2006 was 6.58% compared to 4.52% in the third quarter of 2005. Our term loan began scheduled reductions on December 31, 2004 and continues quarterly reductions in increasing amounts thereafter until termination. The revolving credit facility began to reduce on June 30, 2005 and continues thereafter to termination. Availability of approximately $4.6 million under the credit facility is scheduled to be reduced throughout the remainder of 2006. At the end of the third quarter of 2006, the unamortized balance of our total credit facility was approximately $131.8 million.

     Our liquidity continues to benefit from the effectiveness of our credit policies and procedures, which has enabled the Company to keep write-offs of accounts receivable to approximately 1% or lower of net revenue over the past four years.
Cash Requirements – Existing Credit Facility
     The term loan commitment began scheduled reductions on December 31, 2004, and the revolving commitment reductions began on June 30, 2005. The commitment after future scheduled reductions approximates as follows (in thousands):

	Revolving	Term Loan
December 31,	Commitment	Commitment
2006	$72,888	$54,275
2007	$60,350	$44,363
2008	$42,288	$31,200
2009	$21,463	$15,600
2010	$-0-	$-0-
     Based on current projections and prior to closing our pending transactions, we believe that cash provided by our operating activities will be sufficient to meet our long-term obligations under the existing credit facility. Our ability to meet these obligations is regularly reviewed by executive management.
Sources of Funds
     Generally, we have incurred debt in order to acquire radio properties or to make large capital expenditures and have opportunistically accessed the public equity markets to de-lever our balance sheet. Additionally, in the past we have incurred debt to repurchase our own common stock when the market price was at a level that we believed to be beneficial to our stockholders to do so, and no suitable acquisitions were available.
     During the first nine months of 2006, our sources of cash used to fund various investing and financing transactions totaled approximately $53.4 million and were derived primarily from a combination of cash provided by operating activities, borrowings under our credit facility, and the sale of our three Peoria, Illinois stations.
     Net cash provided by operating activities decreased approximately 13.2% in 2006 to approximately $10.5 million, compared to $12.0 million in 2005. The $1.6 million decrease was due primarily to a combination of decreased station operating income at our radio stations and increased interest costs, partially offset by a reduction in corporate expense.
     At September 30, 2006, we had borrowings under our existing credit facility of approximately $114.1 million, comprised of a $56.6 million term loan and $57.5 million of revolver borrowings, and available borrowings of $17.7 million, subject to the terms and conditions of the facility. The term loan commitment began reducing over six years on December 31, 2004, and the revolving commitment reduction began on June 30, 2005. On a quarterly basis through 2006, the commitment after reduction is approximately as follows (in thousands):

	Revolving	Term Loan	Total
Period Ending	Commitment	Commitment	Commitment
March 31, 2006	$79,900	$59,150	$139,050
June 30, 2006	$77,563	$57,850	$135,413
September 30, 2006	$75,225	$56,550	$131,775
December 31, 2006	$72,888	$54,275	$127,163
     Under our existing credit facility, we are subject to a maximum leverage ratio, minimum interest coverage ratio, and minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the credit facility, as amended, bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5% in either case plus the applicable margin determined under the credit facility, which varies between 0.0% and 0.5% depending upon our leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 1.50%, depending upon our leverage ratio. Borrowings under the facility bore interest at an average rate of 6.35% and 4.86% at September 30, 2006 and 2005, respectively. Our weighted-average interest rate for the quarter ended September 30, 2006 and 2005 was 6.58% and 4.52%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit facility. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit facility utilized. At September 30, 2006, we were in compliance with the covenants and conditions of our credit facility.
     Commencing on June 30, 2004, one-half of our term loan borrowings were hedged by a LIBOR-based forward interest rate swap agreement, which converted one-half of our term loan from variable-rate to fixed-rate debt. The swap agreement expired June 30, 2006.
     On September 19, 2006, we completed the sale of substantially all of the broadcasting and intangible assets of WIXO-FM, WVEL-FM and WPIA-FM to Independence Media of Illinois, LLC, for $2.8 million, consisting of approximately $1.9 million in cash and a note receivable of approximately $0.9 million. We recognized a pre-tax loss of approximately $1.8 million on the sale of the stations. We utilized the cash proceeds to fund a portion of the acquisition price of the two Peoria, Illinois radio stations we purchased from AAA Entertainment, LLC and related entities.
Uses of Funds
     In the first nine months of 2006, we utilized our sources of cash primarily to repurchase shares of our common stock, make scheduled debt payments, fund capital expenditures, fund the purchase of radio stations, and make escrow deposits for pending radio station acquisitions.
     Net cash used in investing activities was approximately $22.5 million in the first nine months of 2006, compared to $3.3 million in 2005. Capital expenditures decreased approximately $0.8 million during the first nine months of 2006 compared to the first nine months of 2005. The decrease in capital expenditures was due primarily to $0.7 million of capital expenditures to consolidate our facilities in Albany, New York in 2005. Acquisition costs increased approximately $21.4 million in 2006, primarily due to the consummation of the Peoria, Illinois acquisition and escrow deposits that were paid as a result of the pending Buffalo and Albany, New York transactions.

     Cash flows provided by financing activities were approximately $12.0 million in the first nine months of 2006, compared to cash flows used by financing activities of approximately $9.0 million in 2005. The stock repurchase activity in 2005 included cash outflows of $20.7 million compared to $17.2 million in 2006, which was funded by a combination of cash from operating activities and borrowings under the credit facility. The 2006 stock repurchases included approximately $12.1 million for the repurchase of shares from Waller-Sutton, Inc. Repayments of borrowings under our credit facility were $11.4 million in the first nine months of 2006 compared to $9.8 million in the comparable 2005 period. Additionally, during the third quarter of 2006, we paid $0.5 million to Banc of America Securities LLC to secure our anticipated new credit facility.
     On September 19, 2006, we purchased substantially all of the broadcasting and intangible assets of WXMP-FM and the stock of B&G Broadcasting, Inc., owner of WZPW-FM, from AAA Entertainment, LLC and related entities for approximately $11.8 million in cash. We had previously placed $0.6 million in escrow to secure our obligation under the purchase agreement. Approximately $1.8 million of the remaining purchase price was funded through proceeds from the sale of three of our Peoria stations to Independence Media of Illinois, LLC, with the remaining balance funded through our existing credit facility.
Pending Sources and Uses of Funds
     We are currently negotiating a new credit facility with a consortium of banks and financial institutions, led by Banc of America Securities LLC, which we anticipate completing in November 2006. Under the proposed terms of the new facility, we anticipate having available to us $240.0 million in combined term loans and revolving commitments. A portion of the term loan will be deferred until the completion of the Buffalo, New York acquisition. Under the new credit facility, we will be required to enter into an interest rate swap agreement for a portion of the term loan, which will convert a portion of our debt from variable rate to fixed rate debt. We anticipate that fees related to establishing the new facility will approximate between $2.0 million and $2.5 million, of which $0.5 million was prepaid to Banc of America in September 2006. Based on our outstanding debt at September 30, 2006 and taking into consideration all pending transactions and anticipated bank fees, projected outstanding debt under the new credit facility would be approximately $218.6 million, leaving available borrowings under the new facility of approximately $21.4 million, subject to the terms and conditions of the facility. Upon completion of our new credit facility, all remaining deferred financing costs related to our existing credit facility will be immediately expensed to interest expense, which amount is expected to be approximately $0.7 million.
     On June 23, 2006, we entered into a definitive agreement to acquire WNYQ-FM serving the Capital Region in Albany, New York from Vox Radio Group for approximately $4.9 million in cash. We will also reimburse Vox for any out-of-pocket expenses related to the build-out of a new transmitter site for WNYQ-FM under an approved FCC facility upgrade. We have placed $490,000 in escrow to secure our obligation under the asset purchase agreement, which amount could be forfeited to the seller if we materially breach the terms of the asset purchase agreement in a manner that results in the failure to consummate the acquisition. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to us at the closing date. We anticipate funding this transaction through borrowings under our credit facility. The transaction is subject to receipt of all required regulatory approvals, and we expect to consummate this transaction in the fourth quarter of 2006.

     On July 14, 2006 we entered into a definitive agreement to divest 10 radio stations serving the Redding and Chico, California markets to Mapleton Communications, L.L.C., for $17.5 million in cash. We have received all required regulatory approvals and expect to complete the transaction in the fourth quarter of 2006. Mapleton has placed $740,000 in escrow to secure its obligation under the asset purchase agreement, which amount could be forfeited to Regent if Mapleton materially breaches the terms of the agreement in a manner that results in the failure to consummate the transaction. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to Mapleton at the closing date. The transaction is subject to the terms and conditions of our credit agreement whereby the proceeds will either be used to pay down the credit facility or we may elect a reinvestment option in which we must reinvest the proceeds to acquire other radio properties within a specified period of time.
     On September 1, 2006, we entered into a definitive agreement with CBS Broadcasting, Inc. to purchase substantially all of the broadcasting and intangible assets of WBLK-FM, WBUF-FK, WJYE-FM, WYRK-FM and WECK-AM, serving the Buffalo, New York market for $125.0 million in cash. We have placed approximately $9.4 million in escrow to secure our obligation under the asset purchase agreement, which amount could be forfeited to the seller if we materially breach the terms of the asset purchase agreement in a manner that results in the failure to consummate the acquisition. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to Regent at the closing date. The completion of the purchase is contingent upon the receipt of required regulatory approvals, and we expect to complete the transaction during the fourth quarter of 2006. On October 1, 2006, we began operating the five Buffalo stations under a local marketing agreement in exchange for a $0.7 million monthly fee payable to CBS Broadcasting, Inc.
Off-Balance Sheet Financing Arrangements
     At September 30, 2006 there were warrants outstanding entitling the holders to purchase a total of 140,000 shares of our common stock at $5.00 per share. These warrants were issued in 1998 in connection with the Series A, B, and F convertible preferred stock issuances and expire ten years from the date of grant.
     We have no material off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for us on January 1, 2007, and the cumulative effect of applying the provisions of FIN 48 will be recognized as an adjustment to the beginning balance of our tax reserve balances and retained earnings. We are currently evaluating the provisions of FIN 48 and its potential impact on the Company’s financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective beginning January 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin 108, “Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. In providing this guidance, the SEC staff references both the “iron curtain” and “rollover” approaches to quantifying a current year misstatement for purposes of determining materiality. The iron curtain approach focuses on how the current year’s balance sheet would be affected in correcting misstatements without considering the year in which the misstatement originated. The rollover approach focuses on the amount of the misstatements that originated in the current year’s income statement. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of SAB 108 or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. We are currently evaluating the impact, if any, that SAB 108 will have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit facility bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. In August 2003, we entered into a LIBOR-based forward interest rate swap agreement to convert $32.5 million of our variable-rate debt under the credit facility at that date to a fixed rate beginning June 30, 2004. Under this agreement, payments were made based on a fixed rate of 3.69% plus applicable margin, a rate which was set in August 2003 based on the market for a financial instrument of its type at that date. We classified the swap agreement as a cash-flow hedge, in which we were hedging the variability of cash flows related to our variable-rate debt. The interest rate swap agreement expired on June 30, 2006. Based on our exposure to variable rate borrowings at September 30, 2006, a one percent (1%) change in the weighted-average interest rate would change our annualized interest expense by approximately $1,141,000.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2006, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
PART II — OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c)       Repurchases of stock

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet be Purchased
	Total Number of	Average Price Paid	as Part of Publicly	under the Plan (1)
Period	Shares Purchased	per Share	Announced Plan (1)	(in thousands)
July 1, 2006 — July 31, 2006	0	—	0	$13,677
August 1, 2006 — August 31, 2006	2,491,554	$4.85	2,491,554	$1,593
September 1, 2006 — September 30, 2006	0	—	0	$1,593
Total	2,491,554	$4.85	2,491,554	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. Through October 2002, the Company repurchased approximately $6.7 million of its common stock under the program, which amount the Board later replenished under the program at their October 2002 meeting. As of July 31, 2004, the Company had expended the entire $16.7 million authorized under the program. At its July 2004 meeting, the Company’s Board of Directors replenished the amount authorized under the repurchase program by an additional $20.0 million. In December 2004, Regent completed an amendment of its credit facility that provided the Company with more favorable pricing and increased the amount of common stock that could be repurchased, subject to certain conditions, by $40.0 million, twice the amount then approved by the Board of Directors. The entire $20.0 million of additional repurchase capacity under the program was expended during the second quarter of 2005. At its July 2005 meeting, the Company’s Board of Directors again replenished Regent’s stock buyback program by authorizing the Company to expend up to $20.0 million more for stock repurchases. Effective July 26, 2005, the Company modified its credit facility to, among other things, permit Regent to use up to $50.0 million in cash to repurchase shares of its common stock. Since the July 2005 replenishment of the stock buyback program, the Company has repurchased 3,882,921 shares of its common stock for approximately $18.4 million. Of this amount, 2,491,554 shares were repurchased during the third quarter of 2006 for approximately $12.1 million.

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

REGENT COMMUNICATIONS, INC.
Date: November 9, 2006	By:	/s/ William L. Stakelin
William L. Stakelin, President
and Chief Executive Officer

Date: November 9, 2006	By:	/s/ Anthony A. Vasconcellos
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