Form 10-K
period 2006-12-31
REGENT COMMUNICATIONS INC
filed 2007-03-16
CIK 913015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 or

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
The Nasdaq Stock Market LLC
(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer  ☑      Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $132,558,741 based upon the closing sale price of $4.09 on the Nasdaq Stock Market’s National Market for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
The number of common shares of registrant outstanding as of March 5, 2007 was 39,061,497.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of registrant’s definitive Proxy Statement to be filed during April 2007 in connection with the 2007 Annual Meeting of Stockholders presently scheduled to be held on May 9, 2007 are incorporated by reference into Part III of this Form 10-K.

REGENT COMMUNICATIONS, INC.

     Regent Communications, Inc. is a holding company. We own and operate our radio stations and hold our radio broadcast licenses in separate subsidiaries. In this report, when we use the term “Regent” and the pronouns “we,” “our” and “us,” we mean Regent Communications, Inc. and all its subsidiaries, unless the context otherwise requires.

PART I
ITEM 1. BUSINESS.
General Development of Business
     We are a radio broadcasting company focused on acquiring, developing and operating radio stations in mid-sized markets. We currently own 51 FM and 17 AM radio stations in 14 markets in Colorado, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, New York, and Texas. Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets that are ranked by BIA Publications, Inc. in their Investing in Radio 2006 Market Report, except Albany, New York and Grand Rapids, Michigan, where our clusters rank third.
     Our primary strategy is to secure and maintain a leadership position in the markets we serve and to expand into additional mid-sized markets where we can achieve a leadership position. After we enter a market, we seek to acquire stations that, when integrated with our existing operations, will allow us to reach a wider range of demographic groups that appeal to advertisers, increase revenue and achieve substantial cost savings. Additionally, our advertising pricing on a supply and demand basis, when combined with the added reach of our radio station clusters, allows us to compete successfully for advertising revenue against non-radio competitors such as print media, television, cable and outdoor advertising.
     Relative to the largest radio markets in the United States, we believe that the mid-sized markets represent attractive operating environments because they are generally characterized by the following:
—	a greater use of radio advertising compared to the national average;

—	lower overall susceptibility to fluctuations in general economic conditions due to a lower percentage of national versus local advertising revenues;

—	greater growth potential for advertising revenues as national and regional retailers expand into mid-sized markets; and

—	less direct format competition due to a smaller number of owners in any given market.
     We believe that these operating characteristics, coupled with the opportunity to establish or expand radio station clusters within a specific market as well as the expansions of our interactive initiative, create the potential for revenue growth and cost efficiencies.
     Our portfolio of radio stations is diversified in terms of geographic location, target demographics and format. We believe that this diversity helps insulate us from downturns in specific markets and changes in format preferences.
Completed Acquisitions and Dispositions
     We completed the following acquisitions and dispositions of radio stations during 2006. The purchase prices set forth below were paid in cash, except where otherwise indicated, but do not include transaction-related costs.

2006 Acquisitions

				Purchase
		No. of		Price (in	Date
Seller	Market	Stations	Call Letters	millions)	Completed
AAA Entertainment, LLC	Peoria, IL	2	WZPW-FM	$11.8 (1)	09/19/06
and B&G Broadcasting, Inc.			WXMP-FM(2)

CBS Radio Stations Inc.	Buffalo, NY	5	WYRK-FM	$125.0	12/15/06
			WBLK-FM
			WJYE-FM
			WBUF-FM
			WECK-AM
2006 Dispositions

				Sale Price
		No. of		(in		Date
Purchaser	Market	Stations	Call Letters	millions)		Completed
Independence Media of	Peoria, IL	3	WIXO-FM(2)	$2.8	(3)	09/19/06
Illinois, LLC and			WPIA-FM
related entities			WVEL-FM

Mapleton	Chico, CA	4	KFMF-FM	$17.5	(4)	11/30/06
Communications, LLC			KALF-FM
			KQPT-FM
			KZAP-FM

	Redding, CA	6	KSHA-FM
			KNNN-FM
			KRDG-FM
			KRRX-FM
			KNRO-AM
			KQMS-AM

W. Russell Withers, Jr.	Evansville, IN	1	WYNG-FM	$1.5	(5)	12/22/06

(1)	We acquired substantially all the assets of WXMP-FM and the common stock of B&G Broadcasting, Inc., owner of WZPW-FM.

(2)	Regent retained the right to the call letters and format of WIXO-FM, which it transferred to the broadcasting signal of its newly acquired station, WXMP-FM. The rights to the WXMP-FM call letters and format were transferred to Independence Media of Illinois, LLC and related entities.

(3)	The $2.8 million sale price was paid approximately $1.9 million in cash and a $925,000 note receivable. We recognized a pre-tax loss on the transaction of approximately $1.9 million.

(4)	We recognized a pre-tax loss on the disposition of approximately $0.2 million.

(5)	We recognized a pre-tax gain on the disposition of approximately $0.3 million.

Subsequent Acquisition
     On January 4, 2007, we completed the acquisition of WBZZ-FM (formerly WNYQ-FM) in Albany, New York from Vox New York, LLC for $4.9 million in cash, plus reimbursement of transmitter construction costs of approximately $212,000.
Acquisition Strategy
     Our acquisition strategy is to expand within our existing markets and into new mid-sized markets where we believe we can effectively use our operating strategies. Although significant competition exists among potential purchasers for suitable radio station acquisitions throughout the United States, we believe that there is currently less competition in mid-sized markets, particularly since there is evidence that the two other public mid-market consolidators have changed their focus to major markets. After entering a market, we seek to acquire additional stations that will allow us to reach a wider range of demographic groups to appeal to advertisers and increase revenue. We also integrate these stations into our existing operations in an effort to achieve operational cost savings. We have sold or will sell stations in different markets that did not or do not fit within our existing acquisition strategy.
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
     We believe that our acquisition strategy, properly implemented, affords a number of benefits, including:
—	greater revenue and station operating income diversity;

—	improved station operating income through the consolidation of facilities and the elimination of redundant expenses;

—	enhanced revenue by offering advertisers a broader range of advertising packages;

—	improved negotiating leverage with various key vendors;

—	enhanced appeal to top industry management talent; and

—	increased overall scale, which should facilitate our capital raising activities.
     We have developed a process for integrating newly acquired properties into our overall culture and operating philosophy, which involves the following key elements:
—	assess format quality and effectiveness so that we can refine or change station formats in order to increase audience and revenue share;

—	upgrade transmission, audio processing and studio facilities;

—	expand and strengthen sales staff through active recruiting and in-depth training;

—	convert acquired stations to our communications network and centralized networked accounting system; and

—	establish revenue and expense budgets consistent with the programming and sales strategy and corresponding cost adjustments.
     From time to time, in compliance with applicable law, we enter into time brokerage agreements or local marketing agreements (under which separately owned and licensed stations agree to function cooperatively in terms of programming, advertising, sales and other matters), or similar arrangements, with a target property prior to final Federal Communications Commission (“FCC”) approval and the consummation of the acquisition, in order to gain a head start on the integration process. The most recent example of such an agreement was our local marketing agreement for the Buffalo, New York stations, where we began operating the stations more than two months prior to the completion of the acquisition.
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
     Aggressive Sales and Marketing. We seek to maximize our share of local advertising revenue in each of our markets through aggressive sales and marketing initiatives. We provide extensive training through in-house sales and time management programs and independent consultants who hold frequent seminars and are available for consultation with our sales personnel. We emphasize regular, informal exchanges of ideas among our management and sales personnel across our various markets. We seek to maximize our revenue by utilizing sophisticated inventory management and pricing techniques to provide our sales personnel with frequent price adjustments based on regional and local market conditions. We further strengthen our relationship with some advertisers by offering the ability to create customer traffic through an on-site event staged at, and broadcast from, the advertiser’s business location. Prior to their acquisition, many of our newly acquired stations had underperformed in sales, due primarily to undersized sales staffs, inadequate training and lack of management oversight. Accordingly, we have significantly expanded the sales forces of many of our acquired stations and instituted processes to increase awareness of and accountability for the achievement of established goals.
     Targeted Programming and Promotion. To maintain or improve our position in each market, we combine extensive market research with an assessment of our competitors’ vulnerabilities in order to identify significant and sustainable target audiences. We then tailor the programming, marketing and promotion of each radio station to maximize its appeal to the targeted audience. We attempt to build strong markets by:
—	creating distinct content and highly visible profiles for our on-air personalities;

—	utilizing market research to formulate recognizable brand names for select stations; and

—	supporting localism through active participation in community events and charities.
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
Station Portfolio
     We currently own or operate 51 FM and 17 AM radio stations in 14 mid-sized markets. The following table sets forth information about the stations that we owned or operated at December 31, 2006.
     As you review the information in the table below, you should note the following:
—	The abbreviation “MSA” in the table means the market’s rank among the largest metropolitan statistical areas in the United States.

—	The abbreviation “REV” in the table means the ranking of the market by BIAfn’s estimate of 2006 market gross radio advertising revenues in the United States.

—	In the Primary Demographic Target column, the letter “A” designates adults, the letter “W” designates women and the letter “M” designates men. The numbers following each letter designate the range of ages included within the demographic group.

—	Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

—	We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets from Investing in Radio

2006 Market Report, published by BIA Publications, Inc. The information was obtained from that database on March 5, 2007.

—	We obtained all audience share information from the Fall 2006 Radio Market Report published by The Arbitron Company, the radio broadcast industry’s principal ratings service. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

—	N/A indicates the market has no MSA rank and is not rated by Arbitron.

Station
					Cluster	Station
					Rank by	Cluster
			Station	Primary	Market	12+
Radio Market/	MSA	REV	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Rank	Format	Target	Share	Share
Albany, NY	63	58			3	15.7
WQBJ-FM			Rock	M 18-49
WQBK-FM			Rock	M 18-49
WBZZ-FM*			Hot Adult Contemporary	A 25-54
WGNA-FM			Country	A 25-54
WTMM-FM			Sports	M 35+
WEEV-AM			Women’s Talk	W 25-54

Bloomington, IL	241	181			1	37.1
WJBC-AM			News/Talk	A 35-54
WBNQ-FM			Hot Adult Contemporary	W 25-54
WBWN-FM			Country	A 25-54
WTRX-FM			Oldies	A 35+
WJEZ-FM			Adult Contemporary	A 25-54

Buffalo, NY	52	41			2	26.1
WYRK-FM			Country	A 25-54
WJYE-FM			Adult Contemporary	W 25-54
WBUF-FM			JACK Adult Hits	A 18-34
WBLK-FM			Urban	A 25-54
WECK-AM			Classic Country	A 35+

El Paso, TX	76	77			2	12.4
KSII-FM			Hot Adult Contemporary	W 25-54
KLAQ-FM			Rock	M 18-49
KROD-AM			News/Talk	A 35+

Evansville, IN	162	120			2	32.7
WKDQ-FM			Country	A 25-54
WJLT-FM			Oldies	A 35+
WDKS-FM			CHR	A 18-34
WGBF-FM			Rock	A 18-34
WGBF-AM			News/Talk	A 35+

Station
					Cluster	Station
					Rank by	Cluster
			Station	Primary	Market	12+
Radio Market/	MSA	REV	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Rank	Format	Target	Share	Share
Flint, MI	127	121			1	22.2
WCRZ-FM			Adult Contemporary	W 25-54
WWBN-FM			Rock	M 18-34
WFNT-AM			Adult Standards	A 35+
WRCL-FM			Rhythmic CHR	A 18-34
WQUS-FM			Classic Hits	A 25-54
WLCO-AM			Classic Country	A 35+

Ft. Collins-Greeley, CO	125	163			1	16.6
KUAD-FM			Country	A 25-54
KTRR-FM			Adult Contemporary	W 25-54
KKQZ-FM			80s Rock	M 25-54
KKPL-FM			Alternative	A 18-34
KARS-FM			Oldies	A 35+

Grand Rapids, MI	67	57			3	15.7
WLHT-FM			Adult Contemporary	W 25-54
WGRD-FM			New Rock	M 18-49
WTRV-FM			Soft Adult Contemporary	W 35+
WNWZ-AM			Spanish	A 25-54
WFGR-FM			Oldies	A 35+

Lafayette, LA	102	112			1	31.4
KPEL-FM			News/Talk	A 35+
KTDY-FM			Adult Contemporary	W 25-54
KRKA-FM			Rhythmic CHR	A 18-34
KFTE-FM			Alternative	A 18-34
KMDL-FM			Country	A 25-54
KPEL-AM			Sports	A 35+
KROF-AM			Cajun	A 35+

Owensboro, KY	N/A	N/A			1	N/A
WOMI-AM			News/Talk	A 35+
WBKR-FM			Country	A 25-54

Peoria, IL	149	121			2	25.9
WVEL-AM			Gospel	A 35+
WGLO-FM			Classic Rock	M 25-54
WIXO-FM #			Alternative	A 18-34
WZPW-FM			Rhythmic CHR	A 18-34
WFYR-FM			Country	A 25-54

St. Cloud, MN	218	164			1	26.0
KMXK-FM			Adult Contemporary	W 25-54
WWJO-FM			Country	A 25-54
WJON-AM			News/Talk	A 35+
KLZZ-FM			Classic Rock	M 25-54
KKSR-FM			Dance CHR	A 18-34
KXSS-AM			Sports	M 35+

Station
					Cluster	Station
					Rank by	Cluster
			Station	Primary	Market	12+
Radio Market/	MSA	REV	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Rank	Format	Target	Share	Share
Utica-Rome, NY	160	182			1	37.6
WODZ-FM			Oldies	A 35+
WLZW-FM			Adult Contemporary	W 25-54
WFRG-FM			Country	A 25-54
WIBX-AM			News/Talk	A 35+

Watertown, NY	279	277			1	39.9
WCIZ-FM			Classic Hits	A 25-54
WFRY-FM			Country	A 25-54
WTNY-AM			Talk	A 35+
WNER-AM			Sports	M 35+

*	Denotes a station that was operating under an LMA at December 31, 2006.

#	Regent retained the call letters and format of station WIXO-FM, which was sold to Independence Media of Illinois, LLC. These call letters and format were transferred to WXMP-FM, which we purchased from AAA Entertainment, LLC.
Advertising Sales
     Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2006, approximately 85% of our net broadcast revenue was generated from the sale of locally driven advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions. The major categories of our advertisers include automotive, retail, telecommunications and entertainment.
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
     We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on the following:
—	the supply of, and demand for, radio advertising time;

—	a station’s share of audiences in the demographic groups targeted by advertisers, as measured by ratings surveys estimating the number of listeners tuned to the station at various times; and

—	the number of stations in the market competing for the same demographic groups.
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
     Our stations compete for advertising revenue with other stations and with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. The radio broadcasting industry also is subject to competition from newer media technologies, such as the delivery of audio programming by cable or direct broadcast satellite television systems, by satellite-delivered digital audio radio service and by in-band digital audio broadcasting. Two providers of satellite-delivered digital audio broadcasting deliver to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. Furthermore, terrestrial in-band digital audio broadcasting delivers multi-channel, multi-format programming in the same bands used by AM and FM broadcasters. The delivery of information through the Internet also could become a significant form of competition, as could the development of non-commercial low-power FM radio stations that serve small, localized areas.
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
Employees
     At February 28, 2007, we employed approximately 890 persons. Twelve of our employees in Watertown, New York are covered by a collective bargaining agreement. None of our other employees are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.
Federal Regulation of Radio Broadcasting
     Introduction. The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. Our ownership, operation, purchase and sale of radio stations is regulated by the FCC, which acts under authority derived from the Communications Act of 1934, as amended. Among other things, the FCC:
—	assigns frequency bands for broadcasting;

—	determines the particular frequencies, locations, operating powers and other technical parameters of stations;

—	issues, renews, revokes, conditions and modifies station licenses;

—	determines whether to approve changes in ownership or control of station licenses;

—	regulates equipment used by stations; and

—	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.
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
     The minimum and maximum facilities requirements for an FM station – and therefore the size of the area its signal will serve – are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM station is located. In general, commercial FM stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. In addition, the FCC under certain circumstances subjects Class C FM stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0.

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

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License
Albany, NY	WQBJ-FM	B	150	50.0	103.5 MHz	06/01/14
	WQBK-FM	A	92	6.0	103.9 MHz	Pending
	WBZZ-FM *	B1	187	7.1	105.7 MHz	06/01/14
	WGNA-FM	B	300	12.5	107.7 MHz	06/01/14
	WTMM-FM	A	107	5.0	104.5 MHz	06/01/14
	WEEV-AM	B	N/A	5.0	1300 kHz	06/01/14

Bloomington, IL	WJBC-AM	C	N/A	1.0	1230 kHz	12/01/12
	WBNQ-FM	B	142	50.0	101.5 MHz	12/01/12
	WBWN-FM	B1	100	25.0	104.1 MHz	12/01/12
	WTRX-FM	B1	144	12.0	93.7 MHz	12/01/12
	WJEZ-FM	A	149	1.3	98.9 MHz	12/01/12

Buffalo, NY	WYRK-FM	B	142	50.0	106.5 MHz	06/01/14
	WJYE-FM	B	154	47.0	96.1 MHz	06/01/14
	WBUF-FM	B	195	76.0	92.9 MHz	06/01/14
	WBLK-FM WECK-AM	B C	154 N/A	47.0 1.0	93.7 MHz 1230 kHz	06/01/14 06/01/14

El Paso, TX	KSII-FM	C	433	100.0	93.1 MHz	08/01/13
	KLAQ-FM	C	424	100.0	95.5 MHz	08/01/13
	KROD-AM	B	N/A	5.0	600 kHz	08/01/13

Evansville, IN	WKDQ-FM	C	300	100.0	99.5 MHz	08/01/12
	WDKS-FM	A	100	6.0	106.1 MHz	08/01/12
	WJLT-FM	B	150	50.0	105.3 MHz	08/01/12
	WGBF-FM	A	138	3.2	103.1 MHz	08/01/12
	WGBF-AM	B	N/A	5.0 daytime	1280 kHz	08/01/12
				1.0 night

Flint, MI	WCRZ-FM	B	101	50.0	107.9 MHz	10/01/12
	WWBN-FM	A	149	1.8	101.5 MHz	10/01/12
	WFNT-AM	B	N/A	5.0 daytime	1470 kHz	10/01/12
				1.0 night
	WRCL-FM	A	133	3.5	93.7 MHz	10/01/12
	WQUS-FM	A	91	3.0	103.1 MHz	10/01/12
	WLOC-AM	B	N/A	5.0 daytime	1530 kHz	10/01/12
				1.0 night

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License
Ft. Collins-Greeley, CO	KUAD-FM	C1	212	100.0	99.1 MHz	04/01/13
	KTRR-FM	C2	125	50.0	102.5 MHz	04/01/13
	KKQZ-FM	C3	168	8.7	94.3 MHz	04/01/13
	KKPL-FM	C2	150	50.0	99.9 MHz	10/01/13
	KARS-FM	C	372	100.0	102.9 MHz	10/01/13

Grand Rapids, MI	WLHT-FM	B	168	40.0	95.7 MHz	10/01/12
	WGRD-FM	B	180	13.0	97.9 MHz	10/01/12
	WTRV-FM	A	92	3.5	100.5 MHz	10/01/12
	WNWZ-AM	D	N/A	1.0 daytime	1410 kHz	10/01/12
				.048 night
	WFGR-FM	A	150	2.75	98.7 MHz	10/01/12

Lafayette, LA	KMDL-FM	C2	171	38.0	97.3 MHz	06/01/12
	KRKA-FM	C1	263	100.0	107.9 MHz	06/01/12
	KFTE-FM	C2	163	42.0	96.5 MHz	06/01/12
	KTDY-FM	C	300	100.0	99.9 MHz	06/01/12
	KPEL-FM	C3	89	25.0	105.1 MHz	06/01/12
	KPEL-AM	B	N/A	1.0 daytime	1420 kHz	06/01/12
				0.75 night
	KROF-AM	D	N/A	1.0 daytime	960 kHz	06/01/12
				.095 night

Owensboro, KY	WOMI-AM	C	N/A	0.83	1490 kHz	08/01/12
	WBKR-FM	C	320	91.0	92.5 MHz	08/01/12

Peoria, IL	WGLO-FM	B1	189	7.0	95.5 MHz	12/01/12
	WZPW-FM	B1	114	19.0	92.3 MHz	12/01/12
	WVEL-AM	D	N/A	5.0 daytime	1140 kHz	12/01/12
	WFYR-FM	B1	103	23.5	97.3 MHz	12/01/12
	WIXO-FM	B	169	32.0	105.7 MHz	12/01/12

St. Cloud, MN	KMXK-FM	C2	150	50.0	94.9 MHz	04/01/13
	WJON-AM	C	N/A	1.0	1240 kHz	04/01/13
	WWJO-FM	C	305	100.0	98.1 MHz	04/01/13
	KKSR-FM	C2	138	50.0	96.7 MHz	Pending
	KLZZ-FM	C3	126	9.0	103.7 MHz	04/01/13
	KXSS-AM	B	N/A	2.5 daytime	1390 kHz	04/01/13
				1.0 night

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License
Utica-Rome, NY	WODZ-FM	B1	184	7.4	96.1 MHz	06/01/14
	WLZW-FM	B	201	25.0	98.7 MHz	06/01/14
	WFRG-FM	B	151	100.0	104.3 MHz	06/01/14
	WIBX-AM	B	N/A	5.0	950 kHz	06/01/14

Watertown, NY	WCIZ-FM	A	100	6.0	93.3 MHz	06/01/14
	WFRY-FM	C1	145	100.0	97.5 MHz	06/01/14
	WTNY-AM	B	N/A	1.0	790 kHz	06/01/14
	WNER-AM	D	N/A	3.5 daytime	1410 kHz	06/01/14
				0.058 night

*	Station indicated with an asterisk (*) was acquired subsequent to December 31, 2006.
     Transfers or Assignment of Licenses. The Communications Act prohibits the assignment or transfer of a broadcast license without the prior approval of the FCC. In determining whether to grant approval, the FCC considers a number of factors pertaining to the licensee and proposed licensee, including:
—	compliance with the various rules limiting common ownership of media properties in a given market;

—	the character of the licensee and those persons holding attributable interests in the licensee; and

—	compliance with the Communications Act’s limitations on alien ownership as well as compliance with other FCC regulations and policies.
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
—	in markets with 45 or more radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

—	in markets with 30 to 44 radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

—	in markets with 15 to 29 radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

—	in markets with 14 or fewer radio stations, ownership is limited to five commercial stations or no more than 50.0% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.
     In 2003, the FCC changed the methodology by which it defines a particular radio market and counts stations to determine compliance with the radio multiple ownership restrictions. Those new rules generally result in parties being able to own fewer radio stations in Arbitron-rated markets than was the case under the previous rules. The FCC’s new rules also provide that parties who own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new rules, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible “small businesses.” A temporary stay of these rules was lifted in August 2004, and they are now in effect. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in certain of our current markets may be limited. In June 2004, the United States Court of Appeals for the Third Circuit remanded to the FCC for further justification or modification the FCC’s decision to retain the numerical limits on local radio ownership set forth above. In July 2006, the FCC released a Further Notice of Proposed Rulemaking (the “FNPRM”) seeking public comment on, among other things, how the FCC should address the Court’s concerns regarding those numerical limits. Pending action on such remand, the FCC has continued to apply the numerical limits set forth above.
     In addition to limits on the number of radio stations that a single owner may own in a particular geographic market, the FCC also has cross-ownership rules that limit or prohibit radio station ownership by the owner of television stations or a newspaper in the same market. The FCC’s radio/television cross-ownership rules permit a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:
—	in markets where 20 media voices will remain after the consummation of the proposed transaction, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

—	in markets where ten media voices will remain after the consummation of the proposed transaction, an owner may own an additional three radio stations.
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
     As part of its 2003 order on broadcast ownership, the FCC adopted new rules which would eliminate television-radio cross ownership restrictions in markets with four or more television stations, and would relax newspaper-broadcast cross ownership restrictions in markets with between four and eight television stations (inclusive). Under these new rules, cross ownership among newspapers, radio and television stations would not be permitted in markets with fewer than four television stations and would not be restricted in markets with nine or more television stations. The Third Circuit Court of Appeals has remanded certain aspects of these rules to the FCC for further justification or modification, and these new rules have been stayed by the Court pending the Court’s review of the FCC’s action on remand. In the July 2006 FNPRM, the FCC sought comment on how to address the issues regarding cross ownership that were remanded by the Court. In the meantime, the FCC has continued to apply its previous rules regarding cross ownership.
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
     Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, technical operations, including limits on human exposure to radio frequency radiation, and obscene and indecent broadcasts. In June 2006, the FCC sent two letters to us regarding allegations of indecent material having been broadcast on two separate occasions on station KLAQ-FM in El Paso, Texas. We have responded to both letters, but are unable to predict what, if any, action the FCC may take with respect to these matters.
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
     Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters could include:
—	proposals to impose regulatory, spectrum use or other fees on FCC licensees;

—	proposals to impose streaming fees for radio;

—	changes to foreign ownership rules for broadcast licenses;

—	revisions to political broadcasting rules, including requirements that broadcasters provide free air time to candidates;

—	technical and frequency allocation matters;

—	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

—	further changes in the FCC’s attribution and multiple ownership policies;

—	changes to broadcast technical requirements; and

—	proposals to limit the tax deductibility of advertising expenses by advertisers.
     The FCC has selected In-Band On-Channel ™ as the exclusive technology for terrestrial digital operations by AM and FM radio stations. The FCC has authorized commencement of “hybrid” In-Band On-Channel ™ transmissions, that is, simultaneous broadcast in both digital and analog format, including multiple digital channels, pending the adoption of formal licensing and service rules. Nighttime operations by digital AM stations have not yet been authorized and remain subject to further review. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel ™ technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding In-Band On-Channel ™ technology and what effect such regulations would have on our business or the operations of our radio stations. It is also unclear what future impact the introduction of digital broadcasting will have on the markets in which we compete.
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

ITEM 1A. RISK FACTORS.
We Face Many Unpredictable Business Risks That Could Have a Material Adverse Effect on Our Future Operations.
          Our operations are subject to many business risks, including certain risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business. These include:
—	changing economic conditions, both generally and relative to the radio broadcasting industry;

—	shifts in population, listenership, demographics, or audience tastes;

—	the level of competition for advertising revenues with other radio stations, satellite radio, television stations, newspapers, Internet-based media, and other communications media;

—	technological changes and innovations; and

—	changes in governmental regulations and policies and actions of federal regulatory bodies, including the U.S. Department of Justice, the Federal Trade Commission, and the Federal Communications Commission (FCC).
          Given the inherent unpredictability of these variables, we cannot with any degree of certainty predict what effect, if any, these risks will have on our future operations.
An Economic Downturn in Any of Our Significant Markets Could Adversely Affect Our Revenue and Cash Flow.
          Our stations are located in 14 markets. A significant decline in net broadcasting revenue from our stations in any of our significant markets could have a material adverse effect on our operations and financial condition.
We May Be Adversely Affected By a General Deterioration in Economic Conditions.
          We derive substantially all of our revenue from the sale of advertising time on our radio stations. Generally, advertising tends to decline during economic recessions or downturns. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. A recession or downturn in the U.S. economy could have a significant effect on our financial condition or results of operations.
We Have Substantial Indebtedness and Debt Service Requirements.
          At December 31, 2006, our outstanding debt was $215.0 million. We have borrowed and may continue to borrow to finance acquisitions, repurchase shares of our common stock, or for other corporate purposes. Because of our substantial indebtedness, a significant portion of our cash flow from operations is and will be required for debt service. Our significant levels of debt could have negative consequences for us. You should note that:

—	a substantial portion of our cash flow is, and will be, dedicated to debt service and is not, and will not be, available for other purposes;

—	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired in the future;

—	certain of our borrowings are, and will be, at variable rates of interest, which may expose us to the risk of increases in interest rates;

—	approximately $165.0 million of our borrowings have been swapped from a variable rate of interest to a fixed rate of interest for a five-year period. Accordingly, if interest rates would decline substantially from the current rates, we may not receive the benefit of such reductions in interest rates; and

—	our level of indebtedness could make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.
          Under the terms of our credit agreement, the amount outstanding under the Term B Loan permanently reduces each quarter by 0.25% of the initial balance, with the final payment due on November 21, 2013. Amounts outstanding under the Term A Loan permanently reduce each quarter in amounts ranging from 1.25% to 6.25% of the initial balance. We believe that cash flows from operations will be sufficient to meet our current debt service requirements for interest and scheduled quarterly payments of principal under the credit agreement. However, if such cash flow is not sufficient, we may be required to issue additional debt or equity securities, refinance our obligations, or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.
Our Debt Covenants Restrict Our Financial and Operational Flexibility.
          Our credit agreement contains a number of financial covenants, which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Our ability to meet the financial ratios can be affected by operating performance or other events beyond our control, and we cannot assure you that we will meet those ratios. Our indebtedness under the credit agreement is secured by a lien on substantially all of our assets and of our subsidiaries, by a pledge of our operating and license subsidiaries’ stock and by a guarantee of our subsidiaries. If the amounts outstanding under the credit agreement were accelerated, the lenders could proceed against such available collateral.
Our Acquisition Strategy May Not Be Successful.
          Our growth strategy includes acquiring new stations in mid-sized markets. This strategy is subject to a variety of risks, including the:
—	increase in prices for radio stations due to increased competition for acquisition opportunities;

—	reduction in the number of suitable acquisition targets resulting from continued industry consolidation;

—	inability to negotiate definitive purchase agreements on satisfactory terms;

—	inability to obtain additional financing;

—	inability to sell any under-performing station; and

—	failure or unanticipated delays in completing acquisitions due to difficulties in obtaining required regulatory approvals.
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
We Are Subject to Extensive and Changing Federal Regulation.
          Our business is dependent upon maintaining our broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years. Our broadcasting licenses will expire between 2012 and 2014. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that our pending or future renewal applications will be approved, or that such renewals will not include conditions or qualifications that could adversely affect our operations. The non-renewal or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse affect on us.
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
We Are Subject to Competition From New Technologies That May Affect Our Broadcasting Operations.
          Our radio stations are subject to rapid technological change, evolving industry standards, and the emergence of competition from new media technologies and services. Various new media technologies and services have been introduced, or are being developed, including:
—	satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

—	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

—	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

—	low-powered FM radio, which could result in additional FM radio broadcast outlets; and

—	MP3 players and other personal audio systems that create new ways for individuals to listen to music and other content of their own choosing.
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
          We also employ several on-air personalities with large loyal audiences in their individual markets. The loss of one or more of these personalities could result in a loss of audience share in that particular market.
We May Incur Future Losses Due to Impairment of Our Intangible Assets.
          Indefinite-lived intangible assets, primarily consisting of FCC licenses and goodwill, represent a significant portion of our non-current assets. Such intangible assets are subject to annual impairment testing under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) to determine if their carrying amount exceeds their fair market value. If it is determined the fair market value is lower than the carrying value of an intangible asset, we are required to reduce the value of the asset to its fair market value and record a corresponding impairment charge. During our initial transition to SFAS 142 in the first quarter of 2002, we recorded an impairment loss of approximately $6.1 million, net of taxes, to cumulative effect of accounting change in our consolidated statement of operations. During our annual impairment testing of intangible assets in the fourth quarter of 2002, we recorded a $2.9 million impairment loss as a component of operating income in our consolidated statement of operations. We recorded no impairment losses in the 2003 or 2004 years. During our annual impairment review of indefinite-lived intangible assets in the fourth quarter of 2005, we recorded an impairment loss of $20.8 million as a component of operating loss in our consolidated statement of operations. During our 2006 annual impairment review of indefinite-lived intangible assets, we recorded an impairment loss of $48.4 million as a component of operating loss in our consolidated statement of operations. Our future impairment reviews could result in additional write-downs, and we cannot with any degree of certainty predict what effect, if any, such write-downs could have on our future operations.
We Have Established Certain Anti-takeover Measures That Could Prevent an Acquisition or Change of Control of Our Company.
          Certain of the provisions of our charter and bylaws could discourage, delay or prevent an acquisition or change of control of our Company even if our stockholders believe the change in control would be in our and their best interests and even if the transaction might be at a premium price. These provisions:
—	permit the Board of Directors to increase its own size and fill the resulting vacancies;

—	permit the Board of Directors, without stockholder approval, to issue preferred stock with such dividend, liquidation, conversion, voting and other rights as the Board may determine; and

—	limit the persons who may call special meetings of stockholders.
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
          We currently own studio facilities in Burton (Flint), Michigan; Lafayette, Louisiana; Peoria, Illinois; St. Cloud, Minnesota; Marcy (Utica-Rome), New York; Watertown, New York; Colonie (Albany), New York; Owensboro, Kentucky; Windsor (Ft. Collins-Greeley), Colorado; Evansville, Indiana; and Bloomington and Pontiac (Bloomington), Illinois. We own transmitter and antenna sites in Burton, Otisville, Millington and Lapeer (Flint), Michigan; St. Cloud, Rice, Stearns County and Graham Township (St. Cloud), Minnesota; Whitestown, Deerfield and Kirkland (Utica-Rome), New York; Watertown and Rutland (Watertown), New York; El Paso, Texas; Peoria County, Illinois; Lafayette and Abbeville (Lafayette), Louisiana; Bethlehem, Palatine and East Greenbush (Albany), New York; Grand Rapids and Comstock Park (Grand Rapids), Michigan; Owensboro, Utica and Henderson (Owensboro), Kentucky; Windsor (Ft. Collins-Greeley), Colorado; Evansville, Indiana; and Cheektowaga (Buffalo), New York. We lease our remaining studio and office facilities, including corporate office space in Cincinnati, Ohio and Covington, Kentucky, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment. Our buildings and equipment are suitable for our operations and generally in good condition, although opportunities to upgrade facilities are periodically reviewed.
          Substantially all of our personal property and equipment serve as collateral for our obligations under our existing credit agreement.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Stock Prices
     Shares of our common stock are quoted on The Nasdaq Stock Market under the symbol RGCI. The following table sets forth, for each of the calendar quarters indicated, the reported high and low sales prices of our common stock as reported currently in the Nasdaq Global Market, and previously, in the Nasdaq National Market.

	High	Low
2006
First quarter	$5.01	$3.97
Second quarter	$4.82	$3.38
Third quarter	$4.76	$3.76
Fourth quarter	$3.89	$2.74

2005
First quarter	$5.86	$4.88
Second quarter	$6.30	$5.07
Third quarter	$6.39	$4.99
Fourth quarter	$5.45	$4.42
     As of March 5, 2007, there were approximately 344 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.
     We have never declared nor paid cash dividends on our common stock, and we have no plans in the foreseeable future to do so.

Share Repurchases
     During the three months ended December 31, 2006, we repurchased the following shares:

			Total Number of
			Shares Purchased	Approximate
	Total		as Part of	Dollar Value of
	Number of		Publicly	Shares that May
	Shares	Average Price	Announced	Yet be Purchased
Period	Purchased	Paid per Share	Plan(1)	Under the Plan (1)
				(in thousands)
October 1, 2006 – October 31, 2006	0	—	0	$1,593
November 1, 2006 – November 30, 2006	2,660 (2)	$3.12	0	$1,593
December 1, 2006 – December 31, 2006	0	—	0	$1,593
Total	2,660	$3.12	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program for an initial amount of $10.0 million, which authorized the Company to repurchase shares of its common stock at certain market price levels. Through October 2002, the Company repurchased approximately $6.7 million of its common stock under the program, which amount the Board later replenished under the program at their October 2002 meeting. As of July 31, 2004, the Company had expended the entire $16.7 million authorized under the plan. At its July 2004 meeting, the Company’s Board of Directors replenished the amount authorized under the repurchase program by an additional $20.0 million. In December 2004, Regent completed an amendment of its credit agreement that provided the Company with more favorable pricing and increased the amount of stock that could be repurchased, subject to certain conditions, by $40.0 million, twice the amount then approved by our Board of Directors. The entire $20.0 million of additional repurchase capacity under the program was expended during the second quarter of 2005. At its July 2005 meeting, the Company’s Board of Directors again replenished Regent’s stock buyback program by authorizing the Company to expend up to $20.0 million more for stock repurchases. Effective July 26, 2005, the Company modified its credit agreement in effect at that date to, among other things, permit Regent to use up to $50.0 million in cash to repurchase shares of its common stock. Since the July 2005 replenishment of the stock buyback program, the Company has repurchased 3,882,921 shares of its common stock for approximately $18.4 million, leaving approximately $1.6 million of capacity under the program.

(2)	Represents shares of common stock forfeited for the payment of employee withholding taxes related to the vesting of shares granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.

Stock Performance Graph
     The following graph compares the cumulative total return on the common stock of Regent Communications, Inc., the Nasdaq Stock Market (U.S.) Index and the S&P 400 Broadcasting & Cable TV Index, adjusted for stock splits and dividends, for the period from December 31, 2001 through December 31, 2006. The data set forth below assumes $100 was invested in Regent’s common stock and in each Index on December 31, 2001, with dividends, if any, reinvested. The total stockholder returns are not necessarily indicative of future returns.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG REGENT COMMUNICATIONS, INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX AND
THE S&P 400 BROADCASTING & CABLE TV INDEX

Comparison of Cumulative Five Year Total Return

	Cumulative Total Return
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
REGENT COMMUNICATIONS, INC.	$100.00	$87.56	$94.07	$78.52	$68.74	$41.93
NASDAQ STOCK MARKET (U.S.)	$100.00	$69.13	$103.36	$112.49	$114.88	$126.22
S&P 400 BROADCASTING & CABLE TV	$100.00	$99.62	$118.47	$86.80	$65.65	$45.02

     The information required above by Item 201(e) of Regulation S-K is not considered filed with the Securities and Exchange Commission, and should not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act, except to the extent that Regent specifically incorporates it by reference.

ITEM 6. SELECTED FINANCIAL DATA.
     The selected financial data below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	SELECTED CONSOLIDATED FINANCIAL DATA
	(In thousands, except per share data)
	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
OPERATING RESULTS (1) (3):
Net broadcast revenues	$85,033	$78,800	$77,786	$67,106	$58,207
Operating (loss) income	(35,669)	(7,482)	13,913	11,477	7,855
(Loss) income from continuing operations before income taxes and cumulative effect of accounting change	(41,299)	(10,949)	10,293	8,074	5,529
Net (loss) income from continuing operations before cumulative effect of accounting change	(25,247)	(7,278)	6,257	4,736	(1,156)
Net (loss) income from discontinued operations	(1,349)	639	6,978	970	814
Cumulative effect of accounting change, net of income taxes	—	—	—	—	(6,138)
Net (loss) income	$(26,596)	$(6,639)	$13,235	$5,706	$(6,480)

NET (LOSS) INCOME PER COMMON SHARE:
Basic:
(Loss) income from continuing operations before cumulative effect of accounting change	$(0.64)	$(0.17)	$0.14	$0.10	$(0.03)
(Loss) income from discontinued operations	(0.03)	0.02	0.15	0.02	0.02
Cumulative effect of accounting change	—	—	—	—	(0.14)

Net (loss) income	$(0.67)	$(0.15)	$0.29	$0.12	$(0.15)

Weighted average number of common shares used in basic calculation	39,807	43,214	45,780	46,515	43,177

Diluted:
(Loss) income from continuing operations before cumulative effect of accounting change	$(0.64)	$(0.17)	$0.14	$0.10	$(0.03)
(Loss) income from discontinued operations	(0.03)	0.02	0.15	0.02	0.02
Cumulative effect of accounting change	—	—	—	—	(0.14)

Net (loss) income	$(0.67)	$(0.15)	$0.29	$0.12	$(0.15)

Weighted average number of common shares used in fully diluted calculation: (2)	39,807	43,214	46,164	46,837	43,177

	DECEMBER 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA (1) (3):
Current assets	$22,721	$16,053	$16,218	$16,068	$16,984
Total assets	451,645	374,481	397,361	373,301	308,030
Current liabilities	9,311	12,441	11,625	7,958	7,948
Long-term debt and capital leases, less current portion	213,923	78,349	72,560	67,714	11,449
Total stockholders’ equity	$219,160	$262,056	$288,826	$283,798	$278,490

(1)	Acquisitions in 2006, 2004, 2003 and 2002 affect comparability among years (see Note 2 in Notes to Consolidated Financial Statements, as well as our prior Annual Reports on Form 10-K).

(2)	Shares for fully diluted are the same as basic in years 2006, 2005 and 2002 as the effect of outstanding common stock options and warrants was antidilutive in those years.

(3)	Impairment of indefinite-lived intangible assets recorded in 2006, 2005 and 2002 will affect comparability among years (see Note 8 in Notes to Consolidated Financial Statements, as well as our prior Annual Reports on Form 10-K).

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
Executive Overview
          Regent is focused on acquiring and operating in mid-sized markets where approximately 85% of every revenue dollar is locally generated. We currently own and operate 68 radio stations in 14 markets. Regent stations hold the number one or two revenue positions in 12 of our 14 markets. Additionally, according to broadcast analysts, we are among the radio companies which have a highly concentrated average market share. Regent has out-performed the industry, as reported by the Radio Advertising Bureau, in same station net revenue growth for the past 11 out of 12 quarters and our radio station portfolio has been significantly upgraded with the closing of several acquisitions and dispositions in 2006.
•	On December 15, 2006, we completed the largest acquisition in Regent history, in terms of acquisition price, by acquiring substantially all of the broadcasting and intangible assets of five radio stations serving the Buffalo, New York market from CBS Radio Stations Inc. The stations acquired include three of the top five rated stations in the Buffalo market, which is currently our largest market. We see several benefits from this acquisition: less integration risk due to the sophistication of the seller; a more effective leveraging of corporate overhead across our radio portfolio; consistent and stable market growth over the past five years; excellent technical facilities; and product improvement opportunities on three of the five stations.

•	At the end of November 2006, we completed the divestiture of 10 radio stations serving the Redding and Chico, California markets for $17.5 million in cash. The transaction includes the following radio station assets: KNNN-FM, KSHA-FM, KRDG-FM, KRRX-FM, KQMS-AM, KNRO-AM, KFMF-FM, KALF-FM, KZAP-FM and KQPT-FM. Regent no longer has any broadcast assets in California. Due to the fact that these were two of our smallest markets with lower operating margins, we expect to see improvement in our overall company operating margin as a result of this transaction.

•	In September 2006, we consummated two strategic transactions in our Peoria, Illinois market, whereby we simultaneously divested three class A FM radio stations and purchased two class B FM radio stations, improving our competitive position by upgrading the strength of our signals. The net consideration used as a result of the acquisition and disposition was approximately $9.0 million.

•	In early January of 2007, we completed the acquisition of WBZZ-FM (formerly WNYQ-FM), serving the Capital Region in Albany, New York for approximately $4.9 million in cash, plus approximately $0.2 million related to transmitter site build-out expenditures. The new station is our second strongest signal and we now own and operate five FM and one AM radio station in our second-largest market.

•	Additionally, in late December of 2006, we sold the non-strategic broadcasting and intangible assets of WYNG-FM, serving the Evansville, Indiana market for $1.5 million in cash.
               While our primary strategy remains focused on the acquisition of radio properties, we also have employed capital to repurchase our own stock when we believed it to be beneficial to our stockholders to do so.
•	On August 5, 2006, we entered into an agreement to repurchase 2,491,554 shares of our common stock and a warrant to purchase up to 650,000 shares of Regent common stock, exercisable at $5.00 per share, held by Waller-Sutton Media Partners, L.P. for an aggregate price of approximately $12.1 million. As required by the agreement, the two representatives of the Partnership serving on the Company’s Board of Directors, William H. Ingram and Andrew J. Armstrong, Jr., resigned effective August 5, 2006. In conjunction with their resignations, the two representatives surrendered their fully vested stock options to purchase Regent common stock and, as a result of their resignations, all nonvested shares of Regent common stock awarded to the representatives were forfeited.

•	Excluding the Waller-Sutton Media Partners shares repurchased in August, we repurchased 1,145,899 shares of our common stock at an average price of $4.45 per share, for a total cost of approximately $5.1 million, including commissions during 2006.
               We also focused on our capital structure in 2006, as we entered into a new credit agreement to fund the acquisition of the Buffalo cluster and refinance existing debt on very favorable terms.
•	On November 21, 2006, we entered into a new credit agreement with Bank of America, N.A., and the other lenders identified in the credit agreement. Under the terms of the credit agreement, the lenders have made available to Regent a senior secured credit agreement in the maximum aggregate principal amount of $240.0 million, consisting of a Senior Secured Term B Loan Facility in the aggregate principal amount of $115.0 million, a Senior Secured Revolving Credit Facility in the aggregate principal amount of $75.0 million, and a Term A Loan Facility in the aggregate principal amount of $50.0 million.

•	Effective February 23, 2007, we entered into an amendment to our new credit agreement. The material terms of the amendment are a reduction of the Applicable Margin on Eurodollar Loans by 0.25%, and a reduction of the Applicable Margin on Base Rate Loans to 0.75%.

•	In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rate on both the $50.0 million Term A Loan and $115.0 million Term B Loan from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin.
          We have contracted with Ibiquity Digital Corporation (“Ibiquity”) for the right to convert 60 of our stations to digital or high definition radio (“HD Radio”). The 60 stations that we will convert exclude the five Buffalo stations which were converted prior to our ownership. Our contract with Ibiquity stipulates that we convert a predetermined number of our stations to HD Radio over a six-year period beginning in 2005. Since inception of our HD Radio rollout in 2005, we have converted 12 of our FM stations to HD Radio, for an aggregate cost of approximately $2.1 million. Of this amount, approximately $1.0 million was spent during the first nine months of 2006. We did not incur any material conversion costs during the fourth quarter of 2006. As of December 31, 2006, including the Buffalo stations, we had 16 FM stations and one AM station broadcasting in HD. We expect to convert an additional nine FM stations in 2007 at a total cost of approximately $1.1 million. The conversion to HD Radio will enable the stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services. To date there has been no economic impact on our stations that have converted to HD Radio. Any future economic benefit to our stations as a result of digital conversion is not known at this time.
          In 2006, we launched Regent Interactive, an initiative focused on generating revenues associated with our station websites. While the revenue and operating income from Regent Interactive was immaterial to the Company in 2006, we are seeking to aggressively grow this business component in 2007 and beyond.
          In our Albany, New York market, new programming began in late December of 2005, on WQBK-FM and WQBJ-FM, which had previously carried The Howard Stern Show. The loss of The Howard Stern Show was the primary factor for the 12.5% decrease in Albany’s net broadcast revenue for the year ended 2006 compared to the same period in 2005. The revenue decrease was mitigated somewhat by the elimination of approximately $0.4 million in annual program rights fees associated with airing The Howard Stern Show.
          As a result of our annual review of indefinite-lived intangible assets, we recorded approximately $48.4 million of expense related to impairment of our FCC licenses and goodwill. In evaluating the fair value of our FCC licenses, we utilized a discounted cash flow analysis which incorporates variables such as revenue, revenue share projections, projected operating profit margins and a discount rate. The variables used in our analysis reflect industry performance norms, as well as the anticipated performance of the radio stations. To evaluate the impairment of goodwill, we used a market multiple approach commonly used as a valuation technique in the broadcast industry. The FCC license and goodwill impairment was due to a combination of factors, including: the adjustment of certain metrics used to measure the discounted cash flow utilized in the valuation; and the adjustment of cash flow multiples to reflect current industry conditions.

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
Revenue recognition – We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as pervasive evidence that an arrangement exists, the price is fixed and determinable, and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commission.
Goodwill and Indefinite-Lived Intangible Assets — Our FCC licenses qualify as indefinite-lived intangible assets, and represent a significant portion of the assets on our balance sheet. We utilize the greenfield methodology for valuation of our FCC licenses, which allocates a start-up value to each station and employs a discounted cash flow methodology and accepted appraisal techniques. To test goodwill, we utilize a market multiple approach at the reporting unit level. Local economic conditions in each of our markets could impact whether an FCC license or goodwill is impaired, as a decrease or increase in market revenue could negatively or positively impact discounted cash flows. Additionally, other factors such as interest rates, the performance of the S&P 500, cash flow multiples as well as capital expenditures, can affect the discounted cash flow analysis. To the extent that the carrying value exceeds the fair value of the assets, an impairment loss will be recorded in operating income.
Allocation of Acquisition Purchase Price and Valuation of Acquired Intangible Assets – We believe the determination of the fair value of our acquired intangible assets is a critical accounting policy as their value is significant relative to our total assets. We typically engage independent third parties to assist in our appraisal of the fair value of our acquired tangible and intangible assets; however, in some instances we apply our own direct valuation methods to determine the value of tangible assets, FCC licenses, and other intangible assets. The critical assumptions we use in the valuation of our intangible assets include assumptions about market growth, cash flow growth, multiples of cash flow, and other economic factors.
Determining the Recoverability of Long-Lived Assets – Our long-lived assets to be held and used (fixed assets and definite-lived intangible assets) are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. If we were to determine that the carrying amount of an asset was not recoverable, we would record an impairment loss for the difference between the carrying amount and the fair value of the asset. We determine the fair value of our long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. We determine the fair value of these assets in the same manner as described for assets held and used.
Deferred Tax Assets - At December 31, 2006, we had current and non-current deferred tax assets of approximately $20.4 million before valuation allowance, the primary component of which is our net operating loss carryforwards. While we have a valuation allowance of approximately $3.1 million established for tax assets expiring through 2016, we have determined that it is not necessary to record a valuation allowance against our net operating loss carryforwards that expire in years 2017 through 2026, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration the anticipated future run-off of significant tax amortization related to existing FCC licenses and tax-deductible goodwill by 2016. However, there is no assurance that our projections will be achieved, and if our taxable income projections fall short, we most likely would need to record an additional valuation allowance against the deferred tax assets that would not be utilized. The need to record an additional valuation allowance against our deferred tax assets is reviewed quarterly, and if we were to determine that we would be unable to realize a portion, or the remainder of the deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded as expense in the period such determination was made. Additionally, if it were determined that we would be able to utilize a portion of the net operating loss carryforwards that are currently reduced by a valuation allowance, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense. If our provisions for current or deferred taxes are not adequate due to unfavorable law changes or unforeseen circumstances, we could experience expenses in excess of the current or deferred income tax provisions we have established.
Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We routinely review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received. A one percent change to our allowance as a percent of our outstanding accounts receivable at December 31, 2006 would cause a decrease in net income of approximately $0.1 million, net of tax.
Effect of Recently Issued Accounting Pronouncements
          In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1 and permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our January 1, 2007 year, and we will apply its provisions to any derivative transactions we enter into after that date.
          In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as providing guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective on January 1, 2007, and the cumulative effect of applying the provisions of FIN 48 will be recognized as an adjustment to the beginning balance of our tax reserve balances and retained earnings. We expect that impact of the adoption of FIN 48 to be immaterial to our financial statements.
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
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to irrevocably measure many assets and liabilities at fair value. The fair value option established by SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses in earnings at subsequent reporting dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adoption of SFAS 159 would have on our financial position and results of operations, if any.
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
2006 Compared to 2005
          Results of continuing operations for the year ended December 31, 2006 compared to December 31, 2005 were impacted by several factors. Revenue was positively impacted by approximately $1.3 million of political revenues that were recorded in the third and fourth quarters of 2006 compared to the same quarters of 2005. Results were also positively impacted by the operations related to the Buffalo cluster which we began operating October 1, 2006.

Net Broadcast Revenues
          The radio industry overall experienced a 1% increase in revenues in 2006 compared to 2005, according to the Radio Advertising Bureau (“RAB”). The RAB further indicated that in 2006 local revenues increased 1%, while national revenues decreased by 2.6% and network revenues decreased 2.0%. In 2006, our net broadcast revenue was made up of approximately 85% local revenue and 15% national revenue.
          Net broadcast revenues for Regent increased 7.9% to approximately $85.0 million in 2006 from approximately $78.8 million in 2005. The table below provides a summary of the net broadcast revenue variance for the comparable twelve-month periods (in thousands):

	Increase (decrease)
	in net broadcast
	revenue	% Chg
Net broadcast revenue variance:

Local advertising	$4,540	7.1%
National advertising	339	3.5%
Political advertising	1,336	439.5%
Barter revenue	(203)	6.0%
Other	221	12.1%

Net broadcast revenue variance	$6,233	7.9%

          The increase in 2006 local advertising revenue of 7.1% compared to 2005, was due primarily to increased local revenue as a result of the Buffalo acquisition. Similarly, the favorable national advertising revenue variance was primarily due to the Buffalo acquisition, offset partially by decreases in a number of our other markets such as Albany, New York, Lafayette, Louisiana and Ft. Collins-Greeley, Colorado.
Station Operating Expenses
          Station operating expenses increased 8.9%, to approximately $57.0 million in 2006 from approximately $52.4 million in 2005. The table below provides a summary of the station operating expense variance for the comparable twelve month periods (in thousands):

	(Increase) decrease
	in station operating
	expenses	% Chg
Station operating expense variance:

Technical expense	$(410)	15.5%
Programming expense	(1,007)	6.6%
Promotion expense	(407)	14.5%
Sales expense	(1,399)	9.1%
Administrative expense	(1,370)	10.5%
Barter expense	(42)	1.3%

Total station operating expense variance	$(4,635)	8.9%

          A substantial part of the expense increase of $4.6 million was due to the results of the Buffalo stations which we began operating at the beginning of the fourth quarter of 2006. The increase in technical expense was due primarily to an increase in heat, light and power and compensation costs. The increase in programming expense was due primarily to increased compensation expense, music license fees and research costs which were partially offset by a savings in program rights related to The Howard Stern Show which was replaced in Albany, New York by a new morning show. The increased promotion expense was due to promotional expenses associated with the launching of two new stations in our Peoria, Illinois market and one new station and three new formats in our Albany, New York market. Sales expense increased due primarily to compensation costs related to increased revenue, as well as increased rating service costs. Administrative expense was higher due to increased overhead expense related to increased franchise tax expenses, increased bad debt expense, payroll tax expense due to increased salaries and increased non-cash compensation related to the issuance of restricted stock.
Depreciation and Amortization
          Depreciation and amortization expense increased 4.1%, from approximately $5.0 million in 2005 to $5.2 million in 2005. Amortization increased by approximately $0.5 million related to the amortization of certain definite-lived intangible assets from the acquisition of the Buffalo and Peoria stations in the second half of 2006. The increase was partially offset by lower amortization in Bloomington due to certain definite-lived intangibles which became fully amortized in 2005. Depreciation expense decreased by approximately $0.3 million in 2006, due primarily to certain assets which became fully depreciated in 2006.
Corporate Expense
          Corporate general and administrative expense decreased 15.1% from approximately $7.9 million in 2005 to $6.7 million in 2006. The 2005 expense includes approximately $1.2 million related to the retirement package for the Company’s former CEO and Chairman of the Board, who retired as of September 1, 2005. An increase in non-cash compensation expense of approximately $0.2 million in 2006 was related to the issuance of restricted stock.

Impairment of Indefinite-Lived Intangible Assets
          In conjunction with our annual impairment testing of goodwill and indefinite-lived intangible assets, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. As a result, we recorded a pre-tax impairment charge of $48.4 million in the fourth quarter of 2006. The FCC license and goodwill impairment was due to a combination of factors, including: the adjustment of certain metrics used to measure the discounted cash flow utilized in the valuation; and the adjustment of cash flow multiples to reflect current industry conditions. In 2005, we recorded pre-tax impairment of FCC licenses and goodwill of approximately $20.8 million.
Local Marketing Agreement Fee
          From October 1, 2006 through December 15, 2006, we paid total fees of approximately $1.7 million to operate the Buffalo stations under a local marketing agreement. The fees represented a financing cost associated with receiving the financial benefits of operating the stations prior to assuming ownership.
Loss on Sale of Radio Stations
          During 2006, we sold three radio stations in our Peoria, Illinois market and one radio station in our Evansville, Indiana market. The sale of the stations did not qualify for discontinued operations treatment under the provisions of Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). We recorded a loss on the sale of the Peoria stations of approximately $1.9 million, offset by a gain on the sale of the Evansville station of approximately $0.3 million.
Interest Expense
          Interest expense increased 66.6% from approximately $4.6 million in 2005 to approximately $7.6 million in 2006. The increase in interest expense was due to a combination of higher average interest rates, increased average outstanding balances under our current and former credit agreements during 2006, and a non-cash charge of approximately $0.7 million that we recorded in the fourth quarter from the write-off of deferred financing costs related to our previous credit agreement. Interest rates increased due to a combination of LIBOR rate increases, combined with higher margins applicable to our borrowings under the new credit agreement. The increases in outstanding borrowings during the 2006 year were related to borrowings of approximately $17.2 million during the first nine months of 2006 to fund the repurchase of shares under our stock buyback program, and borrowings under our new credit agreement to fund the purchase of our Buffalo, New York stations. Our average debt level in 2006 was approximately $104.6 million, compared to approximately $83.0 million in 2005.
Other Income, Net
          In 2006, we recorded approximately $0.2 million of investment income, related primarily to earnings on the escrow payment we made to secure our obligation under the Buffalo asset purchase agreement. We recorded approximately $1.1 million of other income in 2005 as the result of a transaction where we received $1.2 million in cash from another broadcaster to relocate our KTRR-FM antenna to our KUAD-FM tower, which enabled us to have a better signal into the Ft. Collins-Greeley, Colorado market and relieved us of the long-term lease obligation for the former KTRR-FM antenna site.

Income Taxes
          We recorded an income tax benefit of approximately $16.1 million in 2006 on loss from continuing operations, which represented a 38.9% effective rate. The rate includes: a tax benefit at a 34% federal rate; a state tax benefit of 5.0%; and miscellaneous adjustments of 0.1%.We recorded an income tax benefit of approximately $3.7 million in 2005 on loss from continuing operations, which represented a 33.5% effective rate. The rate includes a tax benefit at a 34% federal rate, a benefit of 1.4% related to the release of tax contingencies, offset by a state tax rate of 0.8% and miscellaneous adjustments of 1.1%.
          We determined that it was not necessary in 2006 to record an additional valuation allowance against our federal net operating loss carryforwards that expire in years 2017 through 2026, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration anticipated future reductions in interest expense due to scheduled debt repayments through 2013, as well as the run-off of significant tax amortization related to existing FCC licenses and tax-deductible goodwill by 2016.
          We have cumulative gross federal and state tax loss carryforwards of approximately $84.0 million at December 31, 2006, which expire in the years 2007 through 2026. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.
Discontinued Operations
          We applied the provisions of SFAS No. 144 to the disposal of the Chico and Redding, California markets, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
Net broadcast revenue	$5,964	$6,800
Station operating expense	5,134	5,244
Depreciation and amortization expense	162	363
Allocated interest expense	228	187
Other expense, net	—	23
Loss on sale of radio stations	205	—

Gain before income taxes	235	983
Income tax expense (1)	(1,584)	(344)

Net (loss) gain	$(1,349)	$639

(1)	Income tax expense in 2006 is primarily related to the write-off of non-deductible goodwill associated with the Chico and Redding divestiture.
Same Station Results
          Our revenues are produced exclusively by our radio stations. While acquisitions have affected the comparability of our 2006 operating results to those of 2005, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those years. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2006 and 2005 are listed in the table below by quarter, excluding the effect of barter transactions (in thousands).
          Same station net revenue decreased 0.4% in the first quarter of 2006 compared to the same period in 2005, due primarily to decreases in national revenue across most of our markets, totaling approximately $0.2 million. An increase of approximately $0.1 million in our local revenue was due primarily to increases in our Lafayette, Louisiana and El Paso, Texas markets due to a combination of improvements in the local economies, strong ratings and an influx of advertising dollars due to an increased population in the Lafayette market. The first quarter same station net broadcast revenue includes approximately $1.3 million and $1.4 million for 2006 and 2005, respectively, of net revenue related to the Chico and Redding, California markets, whose operations were reclassified to discontinued operations in the Company’s Consolidated Financial Statements in the third quarter of 2006.

Quarter 1	2006	2005
(74 stations in 15	Net	Net	%
markets)	Revenue	Revenue	Change
Net broadcast revenue	$18,493	$18,621

Less barter effect	651	708

Same station net broadcast revenue	$17,842	$17,913	(0.4)%

     Same station net revenue increased 0.3% in the second quarter of 2006 compared to the same period in 2005, as decreases in national revenue across most of our markets, totaling approximately $0.4 million were offset by an increase in our local revenue. Increases in local revenue in our Lafayette, Louisiana and Evansville, Indiana markets were offset by decreases in our Albany, New York and Bloomington, Illinois markets. The second quarter same station net broadcast revenue includes approximately $1.6 million and $1.7 million for 2006 and 2005, respectively, of net revenue related to the Chico and Redding, California markets.

Quarter 2	2006	2005
(74 stations in 15	Net	Net	%
markets)	Revenue	Revenue	Change
Net broadcast revenue	$22,801	$22,728

Less barter effect	911	897

Same station net broadcast revenue	$21,890	$21,831	0.3%

          Same station net revenue increased 0.7% in the third quarter of 2006 compared to the same period in 2005, as overall decreases in national and local revenue were offset by increases in our political revenue. Increases in total revenue in our Evansville, Indiana, Ft. Collins-Greeley, Colorado, and St. Cloud, Minnesota markets were offset by decreases in our Albany and Utica, New York and Bloomington, Illinois markets.

Quarter 3	2006	2005
(62 stations in 13	Net	Net	%
markets)	Revenue	Revenue	Change
Net broadcast revenue	$21,220	$21,157

Less remaining stations and barter effect	837	918

Same station net broadcast revenue	$20,383	$20,239	0.7%

     Same station net revenue increased 5.5% during the fourth quarter of 2006. Political revenue increased by approximately $0.8 million from the fourth quarter of 2005. Local revenue increased in our

Lafayette and Evansville markets primarily as a result of improved local economies in those markets. Local revenue decreased in our Albany market due primarily to the popularity of the Howard Stern radio show in the fourth quarter of 2005 resulting in higher local revenue in that quarter. Additionally our Bloomington market’s local revenue was lower compared to the fourth quarter of 2005 as a result of continued softness in the local economy as well as increased competition in the market from a new radio operator. National revenue was up approximately 1% as increases in Grand Rapids, Michigan and Bloomington, Illinois were offset by shortfalls in Albany, New York and El Paso, Texas.

Quarter 4	2006	2005
(62 stations in 13	Net	Net	%
markets)	Revenue	Revenue	Change
Net broadcast revenue	$25,628	$19,602

Less remaining stations and barter effect	6,114	1,111

Same station net broadcast revenue	$19,514	$18,491	5.5%

2005 Compared to 2004
          Results of continuing operations for the year ended December 31, 2005 compared to December 31, 2004 were impacted by approximately $0.6 million more of political revenues that were recorded in the third and fourth quarters of 2004 compared to the same quarters of 2005. Additionally, our Lafayette, Louisiana market experienced increased revenue in 2005, partially due to increased advertising by governmental agencies and private companies who used radio as a means of communicating with the population affected by Hurricane Katrina. To a lesser extent, our results were affected by a time brokerage agreement with Citadel Broadcasting Company and related entities where we assumed the operations of five stations serving the Bloomington, Illinois market and Citadel assumed the operations of six radio stations in our Erie and Lancaster-Reading, Pennsylvania markets effective February 1, 2004. The effect of this transaction resulted in recording eleven months of activity for our Bloomington market in 2004 compared to the full twelve months in 2005. Additionally, results were slightly impacted by the operations of one new station in our Ft. Collins-Greeley, Colorado market that began operating January 1, 2005.
Net Broadcast Revenues
          The radio industry overall experienced flat revenues in 2005 compared to 2004, according to the RAB. During the 2004 year, radio advertising revenues benefited from the presidential election and other political contests on a local level. The RAB further indicated that in 2005 local revenues grew 1%, while national and network revenues decreased by 2.0% and 2.6%, respectively. In 2005, our net broadcast revenue was made up of approximately 85% local revenue and 15% national revenue.
          Net broadcast revenues for Regent increased 1.3% to approximately $78.8 million in 2005 from approximately $77.8 million in 2004. The table below provides a summary of the net broadcast revenue variance for the comparable twelve-month periods (in thousands):

	Increase (decrease)
	in net broadcast
	revenue	% Chg
Net broadcast revenue variance:

Local advertising	$1,219	2.0%
National advertising	309	3.3%
Political advertising	(674)	68.9%
Barter revenue	(36)	1.1%
Other	196	12.0%

Net broadcast revenue variance	$1,014	1.3%

     The increase in 2005 local advertising of 2.0% compared to 2004 was due primarily to the increased local agency sales in our Peoria, Illinois, St. Cloud, Minnesota and Flint, Michigan markets, as well as increased advertising in our Lafayette, Louisiana market as a result of Hurricane Katrina. The favorable national advertising revenue variance was due to substantial increases in national revenue in a number of our markets, partially offset by decreased national revenue in our Albany, New York, Flint, Michigan and Bloomington, Illinois markets.
Station Operating Expenses
     Station operating expenses increased 3.7%, to approximately $52.4 million in 2005 from approximately $50.5 million in 2004. The table below provides a summary of the station operating expense variance for the comparable twelve month periods (in thousands):

	(Increase) decrease
	in station operating
	expenses	% Chg
Station operating expense variance:

Technical expense	$(12)	0.4%
Programming expense	(747)	4.9%
Promotion expense	(236)	8.9%
Sales expense	(252)	1.6%
Administrative expense	(548)	5.1%
Barter expense	(78)	2.5%

Total station operating expense variance	$(1,873)	3.7%

     The increase in programming expense was due primarily to increased compensation expense, music license fees and research costs. The increased promotion expense was due primarily to promotional expenses associated with the launching of a new format on a station in our Evansville, Indiana market. Sales expense increased due primarily to compensation costs related to increased revenue, as well as increased rating service costs. Administrative expense was higher due to increased overhead expense related to health care and personal property taxes.
Depreciation and Amortization
          Depreciation and amortization expense decreased 6.8%, from approximately $5.4 million in 2004 to $5.0 million in 2005. Certain definite-lived intangible assets associated with the acquisition of the Bloomington stations in July 2004 were fully amortized during 2004, which accounted for the majority of the decrease, partially offset by the acquisition of two stations in Ft. Collins-Greeley, Colorado, in November 2004 which accounted for $0.2 million of the increase.
Corporate Expense
          Corporate general and administrative expense increased 3.5% from approximately $7.7 million in 2004 to $7.9 million in 2005. The 2005 expense includes approximately $1.2 million related to the retirement package for Terry S. Jacobs, the Company’s former CEO and Chairman of the Board, who retired as of September 1, 2005. Performance-based compensation was approximately $0.5 million lower in 2005 compared to 2004, as performance targets were not met, and expense to comply with Sarbanes-Oxley Section 404 in 2005 was approximately $0.2 million lower than the prior year.
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
Interest Expense
          Interest expense increased 32.6% from approximately $3.5 million in 2004 to approximately $4.6 million in 2005. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit agreement balances in 2005. The increased outstanding balances were related to borrowings in the fourth quarter of 2004 to fund the purchase of our Ft. Collins-Greeley, Colorado stations. Additionally, we borrowed approximately $21.2 million in 2005 to repurchase 3,592,911 shares of Regent common stock under our stock buyback program and an additional $0.6 million to repurchase 100,000 shares of our common stock pursuant to the board-authorized retirement package of our former CEO. Our average debt level in 2005 was approximately $83.0 million, compared to approximately $71.9 million in 2004.
Other Income (Expense), Net
          We recorded approximately $1.1 million of other income in 2005 as the result of a transaction where we received $1.2 million in cash from another broadcaster to relocate our KTRR-FM antenna to our KUAD-FM tower, which enables us to have a better signal into the Ft. Collins-Greeley, Colorado market and relieved us of the long-term lease obligation for the former KTRR-FM antenna site.

Income Taxes
          We recorded an income tax benefit of approximately $3.7 million in 2005 on loss from continuing operations, which represented a 33.5% effective rate. The rate includes a tax benefit at a 34% federal rate, a benefit of 1.4% related to the release of tax contingencies, offset by a state tax rate of 0.8% and miscellaneous adjustments of 1.1%. We recorded income tax expense of approximately $4.0 million in 2004 on income from continuing operations, which represented a 39.2% effective rate. The rate included a 34% federal rate as well as a state rate of approximately 9.0%. Additionally, the rate included a miscellaneous favorable adjustment of 1.0% and was also reduced by 2.8% attributable to a decrease in valuation allowance from the expiration and utilization of state net operating loss carryforwards (“NOL’s”) and other miscellaneous adjustments. The change in the state rate from 2004 to 2005 is attributable primarily to the impairment of indefinite-lived intangible assets recorded during the fourth quarter of 2005, which substantially reduced the temporary difference between the book and tax bases of assets and liabilities, in turn reducing our deferred state tax expense.
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
          We had cumulative gross federal and state tax loss carryforwards of approximately $76.2 million at December 31, 2005, which expire in the years 2006 through 2025. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.
Discontinued Operations
          We applied the provisions of SFAS 144 to the disposal of the Duluth, Minnesota, Erie and Lancaster-Reading, Pennsylvania and Chico and Redding, California markets which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2005 and December 31, 2004 (in thousands):

	2005	2004
Net broadcast revenue	$6,800	$6,833
Station operating expense	5,244	5,484
Depreciation and amortization expense	363	750
Allocated interest expense	187	250
Other expense, net	23	45
Gain on sale of radio stations	—	(11,625)

Gain before income taxes	983	11,929
Income tax expense	(344)	(4,951)

Net gain	$639	$6,978

LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
          In 2006 we utilized our capital resources to acquire radio properties in the amount of $137.8 million; fund capital expenditures of $2.8 million; fund the buyback of shares of our common stock of $17.2 million; and fund financing costs of $2.9 million. We replaced our old credit agreement with a new larger credit agreement to accommodate the acquisition of the Buffalo stations and amended the facility in early 2007 to reduce pricing to reflect favorable market conditions. While we are currently focused on reducing our leverage ratio to a lower level, we expect that we have sufficient access to funds to pursue our acquisition strategy in 2007 if we are able to find suitable acquisitions at acceptable prices. We also anticipate that if we were to make an acquisition that would require borrowings in excess of our current borrowing capacity, we would be able to fund our capital requirements by either refinancing our current credit agreement, or by obtaining financing through a variety of options available to us, including, but not limited to, access to public capital through our shelf registration statement.
          We believe the cash generated from operations and available borrowings under our credit agreement will be sufficient to meet our requirements for corporate expenses and capital expenditures in 2007, based on our projected operations and indebtedness and after giving effect to scheduled credit agreement commitment reductions.
          Our cash and cash equivalents balance at December 31, 2006 was approximately $4.3 million compared to approximately $0.8 million at December 31, 2005. The balance at the end of 2006 was larger than normal due to the timing of the borrowing for our Albany station acquisition which we completed in early January of 2007. Cash balances between years fluctuate due to the timing of when monies are received and expenditures are made. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit agreement.
          While we expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements, we expect that at the end of the life of our new credit agreement that we will need to refinance the outstanding debt which will be subject to market conditions at that time. Excluding projects to consolidate duplicate market facilities or to expand facilities to adequately house stations acquired from other operators, our annual maintenance capital expenditures level has typically been approximately 2% to 3% of our net revenue. Additionally, we have maintained a disciplined acquisition approach that has enabled us to consistently keep our debt leverage well below our bank covenant levels. $165.0 million of our long-term debt has been swapped to a fixed interest rate through November 2011, and the revolving portion, which at full capacity would be $75 million, is variable rate. Our interest rates are based on LIBOR and our weighted-average interest rate for the 2006 year was 6.29%. Our Term B Loan of $115.0 million amortizes 1% per year with the balance due at the expiration of the credit agreement, November 21, 2013. The Term B Loan will begin scheduled reductions on March 31, 2007 with an initial payment of approximately $0.3 million and continues quarterly thereafter to termination. The Term A Loan will begin to reduce on March 31, 2008 and continues thereafter to termination. The amortization schedules were negotiated by the Company to maintain financial flexibility.
     Our liquidity continues to be supported by the effectiveness of our credit policies and procedures, which has enabled the Company to keep write-offs of accounts receivable to approximately 0.7% of net revenue or lower in the last three years.
Cash Requirements
     Contractual obligations related to our credit agreement, purchase, capital and retirement obligations, and capital leases and operating leases are summarized below (in thousands).

	Payments Due by Period
Contractual		One year	Two to	Four to
Obligation	Total	or less	three years	five years	Thereafter

Long-term debt (1)	$215,000	$1,150	$9,800	$19,800	$184,250

Purchase obligations (2)	28,607	11,173	13,890	2,123	1,421

Capital leases	201	95	84	18	4

Interest payment obligations (3)	90,889	14,727	27,494	24,308	24,360

High Definition radio capital obligations (4)	7,200	1,350	3,600	2,250	—

Asset retirement obligations	971	—	—	675	296

Operating leases (5)	8,282	1,624	2,607	1,854	2,197

Total contractual cash obligations	$351,150	$30,119	$57,475	$51,028	$212,528

(1)	If we would default on the terms of our credit agreement, approximately $213.9 million of long-term debt could be accelerated to currently due and payable. Under the terms of our credit agreement, our maximum borrowings began reducing over a seven-year period commencing in 2007. Based upon our outstanding borrowings at December 31, 2006, these payments would be required to maintain compliance with the terms and conditions of our credit agreement.

(2)	Includes employment contracts of approximately $6.6 million and sports rights, ratings services, music license fees and other programming contracts of approximately $22.0 million. Employment contracts, sports rights, ratings services and programming contracts are expensed over the life of the contract in station operating expense or corporate general and administrative expense.

(3)	Represents interest payments on the amortizing balances of the term loan and revolving credit facilities, assuming all-in interest rates ranging from 7% to 9%.

(4)	Represents estimated capital requirements to implement HD radio per a contractual agreement with Ibiquity Digital Corporation. Regent may choose to accelerate the expenditures if the economic benefits of broadcasting HD radio make it advantageous to do so.

(5)	Operating leases are included in station operating expense.
          The Term B Loan commitment will begin scheduled payment reductions on March 31, 2007, and the Term A Loan commitment reduction will begin on March 31, 2008, approximately as follows (in thousands):

			Total
	Term A Loan	Term B Loan	Paydowns
2007	$—	$1,150	$1,150
2008	2,500	1,150	3,650
2009	5,000	1,150	6,150
2010	7,500	1,150	8,650
2011	10,000	1,150	11,150
2012	12,500	1,150	13,650
2013	12,500	108,100	120,600

	$50,000	$115,000	$165,000
Sources of Funds
          In 2006, our sources of cash, derived primarily from a combination of cash provided by operating activities, borrowings under our credit agreement and the sale of the fixed and intangible assets of our Chico and Redding, California radio markets, were used to fund various investing and financing transactions totaling approximately $160.8 million.
          Net cash provided by operating activities decreased approximately 28.1% in 2006 to approximately $12.6 million, compared to $17.5 million in 2005. The $4.9 million decrease was due primarily to increased accounts receivable related to the start up of the operation of the Buffalo stations in the fourth quarter as well as increased interest charges as a result of a rise in interest rates and outstanding balances. Additionally, 2005 operating activities included a transaction where we received $1.2 million in cash from another broadcaster to relocate our KTRR-FM antenna from its existing leased tower to our owned KUAD-FM tower, which enabled us to have a better signal into the Ft. Collins-Greeley, Colorado market and relieved us of the long-term lease obligation for the antenna.
          In 2006, we received cash proceeds in the amount of $17.5 million as a result of the disposition of our Chico and Redding, California radio markets, the proceeds from which were used to pay down borrowings under our credit agreement. Also in 2006, we received cash proceeds of approximately $1.9 million cash for the sale of three radio stations in our Peoria, Illinois market, which we used to partially fund our purchase of two additional Peoria, Illinois radio stations. In addition, we received $1.5 million cash for the sale of one radio station located in our Evansville, Indiana market, the proceeds from which were used to repay borrowings under our new credit agreement.
          On November 21, 2006, we entered into a new credit agreement, replacing our previous credit agreement dated June 30, 2003. Under the terms of the credit agreement, our lenders have made available to us a senior secured credit agreement in the maximum aggregate principal amount of $240.0 million, consisting of a Senior Secured Term B Loan Facility (Term B Loan) in the aggregate principal amount of $115.0 million, a Senior Secured Revolving Credit agreement in the aggregate principal amount of $75.0 million, and a Term A Loan Facility (Term A Loan) in the aggregate principal amount of $50.0 million. The credit agreement includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. The credit agreement also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility. Borrowings under the incremental facility may be priced differently than the original term and revolving loans. The credit agreement is available for working capital, permitted acquisitions, including related acquisition costs, and general corporate purposes. We incurred approximately $2.9 million in financing costs related to the credit agreement, which are being amortized over the life of the facility.
          Commencing March 31, 2007, we are required to make quarterly repayments in the amount of $287,500 of the amounts borrowed under the Term B Loan, until November 21, 2013, at which date any remaining amounts outstanding under the loan are due and payable. Borrowings under the Term A Loan must be repaid in 24 quarterly installments, commencing March 31, 2008. Repayments begin at 1.25% of the outstanding principal amount, which percentage increases to a maximum of 6.25% of the outstanding principal amount, until the final payment date of November 21, 2013. No repayments are required under the revolving facility until the termination of the Credit Agreement on November 21, 2013.
          Borrowings under the Term A Loan and the revolving facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit agreement, which varies between 0.0% and 1.0% depending upon the Company’s Consolidated Leverage Ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 2.5%, depending upon our Consolidated Leverage Ratio. Borrowings under the Term B Loan bear interest at a rate equal to, at our option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus an applicable margin of 2.5%, or (b) the Eurodollar Rate plus an applicable margin of 2.5%.
          We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit agreement. The underwriting commitment for the Term A Loan was 0.5% for the period of time between the effective date of the credit agreement the initial borrowing of the Term A Loan, which was December 15, 2006. The underwriting commitment for the revolving facility varies between 0.25% to 0.5%, based upon the Company’s Consolidated Leverage Ratio. Our indebtedness under the credit agreement is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by those subsidiaries. The new credit agreement allows us to repurchase our own stock and make permitted acquisitions and dispositions subject to the terms and limitations of the facility.
          Under the terms of the credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. The Maximum Consolidated Leverage Ratio has been initially set at 7.75:1.00 and decreases over a five-year period to 4.50:1.00, with such reductions commencing April 1, 2007. The Minimum Consolidated Interest Coverage Ratio has been initially established at 1.50:1.00 and increases annually through October 2009, at which point such leverage remains at 2.00:1.00 through the remaining life of the credit agreement. We must maintain a Minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00 throughout the entire term of the credit agreement.
          We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $115.0 million from variable-rate to fixed-rate debt. The swap agreements became effective on December 6, 2006 and expire December 31, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.72%, plus applicable margin. In addition, we also have two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert approximately $50.0 million from variable-rate to fixed-rate debt. The swap agreements became effective on December 15, 2006 and expire December 15, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.83%, plus applicable margin.
          Effective February 23, 2007, we entered into an amendment to our existing credit agreement. The material terms of the amendment are a reduction of the Applicable Margin on Base Rate and Eurodollar Loans under the credit agreement to 2.25% for Eurodollar Loans and 0.75% for Base Rate Loans under the Term B Loan of the facility. Additionally, if we would enter into a repricing agreement related to the Applicable Margin of the Term B Loan prior to the one-year anniversary date of the effective date of Amendment 1 to the Credit Agreement, we would be obligated to pay a prepayment premium equal to 1% of the outstanding borrowings under the Term B Loan at the date of such repricing.
          At December 31, 2006, we had borrowings under the credit agreement of approximately $215.0 million, comprised of a $115.0 million Term B Loan, a $50.0 million Term A Loan, $50.0 million of revolver borrowings, and available borrowings of $25.0 million, subject to the terms and conditions of the facility. Borrowings under the credit agreement bore interest at an average rate of 6.81% and 5.19% at December 31, 2006 and December 31, 2005, respectively. Our weighted-average interest rate for the year ended December 31, 2006 and December 31, 2005 was 6.29% and 4.59%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit agreement. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit agreement utilized. At December 31, 2006, we were in compliance with the covenants and conditions of our credit agreement.
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
Uses of Funds
          In 2006, we utilized our sources of cash primarily to acquire radio stations, repurchase shares of our common stock and fund capital expenditures.

          Net cash used in investing activities was $119.7 million in 2006, compared to $3.9 million in 2005. Cash flows used to invest in radio properties were approximately $137.8 million in 2006, compared to cash flows used to invest in radio properties of approximately $0.5 million in 2005. The 2006 activity included the Buffalo transaction for $125.0 million and the Peoria transaction for approximately $11.8 million, plus transactional costs.
          Cash flows provided by financing activities were approximately $110.5 million in 2006, compared to cash flows used by financing activities of approximately $14.0 million in 2005. The change in financing activities primarily reflects the increased borrowings for the acquisition of radio stations in 2006 and also included the buyback of approximately 3.6 million shares of Regent stock for approximately $17.2 million in cash. We used a combination of cash from operating activities and borrowings under the new and previous credit agreements to fund the radio station acquisitions and stock repurchases.
          We funded capital expenditures of approximately $2.8 million in 2006 compared to $3.8 million in 2005. Approximately $0.9 million of our 2005 expenditures were related to the consolidation of facilities. These expenditures were made to consolidate duplicate facilities in order to remain competitive and to create long-term cost savings. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $1.8 million in 2006 compared to approximately $1.9 million in 2005. We had expenditures of approximately $1.0 million related to the conversion of six of our FM radio stations to HD technology in 2006 compared to $1.1 million in 2005. We expect capital expenditures to be approximately $4.6 million in 2007, of which approximately $2.1 million is projected to be maintenance capital expenditures, $1.2 million related to construction costs to adequately house our stations in a market where we have purchased stations from two different operators and $1.1 million for our conversion of nine additional FM radio stations to HD technology.
Off-Balance Sheet Financing Arrangements
          At December 31, 2006 there were warrants outstanding entitling the holders to purchase a total of 140,000 shares of our common stock at $5.00 per share. These warrants were issued in 1998 in connection with the Series A, B, and F convertible preferred stock issuances and expire ten years from the date of grant.
          We have no other off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our new credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, which effectively converted $165.0 million of our variable-rate debt outstanding at that date under the credit agreement to a fixed rate. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus applicable margin. Based on our exposure to variable rate borrowings at December 31, 2006, a one percent change in the weighted average interest rate would change our annual interest expense by approximately $500,000.

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
     Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, Regent has assessed as of December 31, 2006, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.
March 16, 2007
/s/ William L. Stakelin
William L. Stakelin, Chief Executive Officer
/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Regent Communications, Inc.:
Cincinnati, Ohio
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Regent Communications, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Regent Communications, Inc.:
Cincinnati, Ohio
We have audited the accompanying consolidated balance sheets of Regent Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules as of and for the years ended December 31, 2006 and 2005 listed in the accompanying index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2004, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 1 to the consolidated financial statements, were audited by other auditors whose report, dated March 15, 2005, expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such 2006 and 2005 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited the retrospective adjustments to the 2004 consolidated financial statements for the operations discontinued in 2006, as discussed in Note 1 to the consolidated financial statements. Our procedures included (1) obtaining the Company’s underlying accounting analysis prepared by management of the retrospective adjustments for discontinued operations and comparing the retrospectively adjusted amounts per the 2004 financial statements to such analysis, (2) comparing previously reported amounts to the previously issued financial statements for such year, (3) testing the mathematical accuracy of the accounting analysis, and (4) on a test basis, comparing the adjustments to retrospectively adjust the financial statements for discontinued operations to the Company’s supporting documentation. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2004 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Regent Communications, Inc.:
In our opinion, the consolidated statements of operations and comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for the year ended December 31, 2004, before the effects of the adjustments to retrospectively reflect the discontinued operations described in Note 1, present fairly, in all material respects, the results of operations and cash flows of Regent Communications, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America (the 2004 financial statements before the effects of the adjustments discussed in Note 1 are not presented herein). In addition, in our opinion, the financial statement schedule, before the effects of the adjustments discussed above, listed in the accompanying index for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the discontinued operations described in Note 1 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
March 15, 2005

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Broadcast revenues, net of agency commissions of $9,171, $8,324 and $8,090 for the years ended December 31, 2006, 2005 and 2004, respectively	$85,033	$78,800	$77,786

Station operating expenses	56,987	52,352	50,479
Depreciation and amortization	5,187	4,985	5,351
Corporate general and administrative expenses	6,743	7,945	7,680
Impairment of indefinite-lived intangible assets	48,398	20,800	—
Local marketing agreement fee	1,716	—	—
Loss on sale of radio stations	1,585	—	—
Loss on sale of long-lived assets	86	200	363

Operating (loss) income	(35,669)	(7,482)	13,913

Interest expense	(7,642)	(4,588)	(3,460)
Realized and unrealized gain on derivatives	1,770	—	—
Other income (expense), net	242	1,121	(160)

(Loss) income from continuing operations before income taxes	(41,299)	(10,949)	10,293

Income tax benefit (expense)	16,052	3,671	(4,036)

(Loss) income from continuing operations	(25,247)	(7,278)	6,257

Discontinued operations:
Results from operations of discontinued operations, net of income taxes	276	639	178
(Loss) gain on sale of discontinued operations, net of income taxes	(1,625)	—	6,800

(Loss) gain on discontinued operations, net of income taxes	(1,349)	639	6,978

NET (LOSS) INCOME	(26,596)	(6,639)	13,235
Other comprehensive (loss) income, net of tax:
Net unrealized (loss) gain on cash flow hedge	(94)	238	55

NET COMPREHENSIVE (LOSS) INCOME	$(26,690)	$(6,401)	$13,290

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
(Loss) income from continuing operations	$(0.64)	$(0.17)	$0.14
Discontinued operations	(0.03)	0.02	0.15

Net (loss) income	$(0.67)	$(0.15)	$0.29

Weighted average number of common shares used in basic calculation	39,807	43,214	45,780
Weighted average number of common shares used in diluted calculation	39,807	43,214	46,164
The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	DECEMBER 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$4,250	$846
Accounts receivable, net of allowance of $898 and $802 at December 31, 2006 and 2005, respectively	16,538	13,224
Other current assets	1,933	1,983

Total current assets	22,721	16,053

Property and equipment, net	36,753	36,131
Intangible assets, net	342,100	290,071
Goodwill	43,655	30,736
Other assets	6,416	1,490

Total assets	$451,645	$374,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,150	$6,175
Accounts payable	1,710	1,558
Accrued compensation	1,953	1,520
Other current liabilities	4,498	3,188

Total current liabilities	9,311	12,441

Long-term debt, less current portion	213,850	78,275
Other long-term liabilities	2,576	875
Deferred taxes	6,748	20,834

Total liabilities	232,485	112,425

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,344,292 and 48,085,992 shares issued at December 31, 2006 and 2005, respectively	483	481
Treasury stock, 9,953,216 and 6,475,759 shares, at cost at December 31, 2006 and 2005, respectively	(53,099)	(36,774)
Additional paid-in capital	348,518	348,401
Accumulated other comprehensive loss	–	94
Accumulated deficit	(76,742)	(50,146)

Total stockholders’ equity	219,160	262,056

Total liabilities and stockholders’ equity	$451,645	$374,481

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(26,596)	$(6,639)	$13,235
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment of indefinite-lived intangible assets and goodwill	48,398	20,800	–
Depreciation and amortization	5,349	5,348	6,101
Provision for doubtful accounts	632	462	536
Deferred income tax (benefit) expense	(14,572)	(3,256)	8,689
Write-off of unamortized deferred finance costs	742	–	–
Non-cash interest expense	348	423	409
Non-cash charge for compensation	819	994	641
Unrealized gain on derivatives	(1,710)	–	–
Loss (gain) on sale of radio stations, net	1,791	–	(11,625)
Loss on sale of long-lived assets	86	224	407
Other, net	44	(264)	(293)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	(4,000)	48	(743)
Other assets	(98)	(29)	(406)
Current and long-term liabilities	1,354	(605)	1,258

Net cash provided by operating activities	12,587	17,506	18,209

Cash flows from investing activities:
Acquisitions of radio stations, net of cash acquired, acquisition- related costs, and escrow deposits on pending acquisitions	(137,798)	(506)	(14,203)
Capital expenditures	(2,787)	(3,848)	(3,843)
Net proceeds from the sale of radio stations	20,875	–	–
Net proceeds from sale of long-lived assets and other	11	453	30

Net cash used in investing activities	(119,699)	(3,901)	(18,016)

Cash flows from financing activities:
Proceeds from issuance of common stock	168	12	–
Proceeds from long-term debt	258,300	22,000	19,000
Principal payments on long-term debt	(127,750)	(14,067)	(10,373)
Payment of financing costs	(2,906)	(39)	(86)
Treasury stock purchases	(17,194)	(21,787)	(8,996)
Repayment of capital lease obligations	(102)	(124)	(165)

Net cash provided by (used in) financing activities	110,516	(14,005)	(620)

Net increase (decrease) in cash and cash equivalents	3,404	(400)	(427)
Cash and cash equivalents at beginning of year	846	1,246	1,673

Cash and cash equivalents at end of year	$4,250	$846	$1,246

Supplemental schedule of non-cash investing and financing activities:

Capital lease obligations for property and equipment	$108	$64	$148

Fair value of assets exchanged, excluding amount paid in cash	$–	$–	$44,594

Note receivable for sale of radio stations	$925	$–	$–

Accrued capital expenditures	$49	$–	$–

Supplemental data:
Cash paid for interest	$6,103	$4,377	$3,311

Cash paid for income taxes	$103	$252	$160

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	(Loss) Income	Equity
Balance, December 31, 2003	$481	$(7,758)	$348,016	$(56,742)	$(199)	$283,798

Stock bonus award (13,580 shares)	—	75	20	—	—	95
Issuance of 68,356 shares of treasury stock for 401(k) match, net of forfeitures	—	425	(11)	—	—	414
Issuance of 42,323 shares of treasury stock for employee stock purchase plan	—	260	(37)	—	—	223
Purchase of 1,540,020 shares of treasury stock	—	(8,996)	—	—	—	(8,996)
Stock-based compensation expense	—	—	2	—	—	2
Net income	—	—	—	13,235	—	13,235
Other comprehensive income	—	—	—	—	55	55

Balance, December 31, 2004	481	(15,994)	347,990	(43,507)	(144)	288,826

Stock bonus award (37,517 shares)	—	235	(40)	—	—	195
Issuance of 88,975 shares of treasury stock for 401(k) match, net of forfeitures	—	498	(20)	—	—	478
Issuance of 49,126 shares of treasury stock for employee stock purchase plan	—	274	(49)	—	—	225
Purchase of 3,692,911 shares of treasury stock	—	(21,787)	—	—	—	(21,787)
Stock-based compensation expense	—	—	508	—	—	508
Exercise of 2,500 common stock options	—	—	12	—	—	12
Net loss	—	—	—	(6,639)	—	(6,639)
Other comprehensive income	—	—	—	—	238	238

Balance, December 31, 2005	481	(36,774)	348,401	(50,146)	94	262,056

Issuance of 258,300 restricted shares, net of forfeitures	2	—	310	—	—	312
Issuance of 113,819 shares of treasury stock for 401(k) match	—	604	(129)	—	—	475
Issuance of 48,837 shares of treasury stock for employee stock purchase plan	—	265	(97)	—	—	168
Purchase of 3,640,113 shares of treasury stock	—	(17,194)	—	—	—	(17,194)
Stock-based compensation expense related to employee stock purchase plan	—	—	33	—	—	33
Net loss	—	—	—	(26,596)	—	(26,596)
Other comprehensive loss	—	—	—	—	(94)	(94)

Balance, December 31, 2006	$483	$(53,099)	$348,518	$(76,742)	$—	$219,160

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF ACCOUNTING POLICIES
a.	CONSOLIDATION:

The consolidated financial statements include the accounts of Regent Communications, Inc. (“Regent” or the “Company”) and its subsidiaries, all of which are wholly owned, and entities for which Regent is the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation.

b.	DESCRIPTION OF BUSINESS:

Regent is a radio broadcasting company whose primary business is to acquire, develop, and operate radio stations in mid-sized and small markets throughout the United States. The Company owns radio stations in the following markets: Ft. Collins-Greeley, Colorado; Bloomington and Peoria, Illinois; Evansville, Indiana; Owensboro, Kentucky; Lafayette, Louisiana; Flint and Grand Rapids, Michigan; St. Cloud, Minnesota; Albany, Buffalo, Utica, and Watertown, New York; and El Paso, Texas.

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

Property and equipment are stated at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Property and equipment are depreciated on a straight-line basis over the estimated useful life of the assets. Buildings are depreciated over thirty-nine years, broadcasting equipment over a three-to-twenty-year life, computer equipment and software over a three-to-five year life, and furniture and fixtures generally over a ten-year life. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized as a component of operating income in the statement of operations.

f.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Intangible assets consist principally of the value of FCC licenses and other definite-lived intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets of acquired radio stations. The Company follows the provisions of Statement of

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (See Note 8), which requires that a company perform impairment testing annually, or more frequently if events or circumstances indicate that the asset may be impaired, using a direct valuation methodology for those assets determined to have an indefinite life. To test goodwill for potential impairment, the Company compares the fair value of the reporting unit with its carrying amount. Consistent with prior years, in 2006, the Company determined the reporting unit as a radio market. If the fair value of any reporting unit is less than its carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. If the fair value is less than the carrying value, the Company will record an impairment charge up to the carrying value of the recorded goodwill, with a corresponding impairment charge to operating expense.

SFAS 142 also requires the Company to test its FCC licenses and other indefinite-lived intangible assets for impairment by comparing their estimated fair values to their carrying values. If the carrying amount of an intangible asset exceeds its fair value, an impairment charge is recorded to operating expense for the amount equal to the excess. The Company utilizes the greenfield methodology, a widely-used direct valuation methodology, to value its FCC licenses. This method assumes an inception value for FCC licenses and employs a discounted cash flow methodology and accepted appraisal techniques to estimate the fair value of each license.

Pre-sold advertising contracts are amortized on a straight-line basis over a six-month period. Intangible assets related to non-competition agreements, sports rights agreements, and employment agreements are amortized on a straight-line basis over the life of the respective agreement, while advertiser lists and advertiser relationships are amortized over a three-year period.

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Barter Transactions

Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $3.2 million, $3.4 million, and $3.4 million and barter expense was approximately $3.2 million, $3.2 million, and $3.1 million for the years ended December 31, 2006, 2005 and 2004 respectively.

Time Brokerage Agreements

At times, the Company enters into time brokerage agreements or local marketing agreements (together “TBAs”) in connection with the purchase of radio stations. In most cases, a TBA is in effect from the signing of the acquisition agreement, or shortly thereafter, through the closing date of the purchase. Generally, under the contractual terms of a TBA, the buyer agrees to furnish the programming content for and provide other services to the stations, and in return, receives the right to sell and broadcast advertising on the station and collect receipts for such advertising. During the period the Company operates stations under TBAs, it recognizes revenue and expense for such stations in the same manner as for owned stations. At December 31, 2006, the Company operated one station under a TBA. There were no stations operated under TBAs at December 31, 2005. Revenues and expenses related to such stations are included in operations since the effective dates of the TBAs.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
k.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

Short-Term Instruments

Due to their short-term maturity, the carrying amount of accounts receivable, accounts payable and accrued expenses approximated their fair value at December 31, 2006 and 2005.

Investments in Marketable Securities

Investments in marketable securities, primarily mutual funds, are categorized as trading securities, which are reported at fair value, with changes in fair value recorded in consolidated net income (loss). The fair value of marketable securities is estimated based on quoted market prices for those securities. The marketable securities are included in other current assets.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 2006 and 2005.

Interest Rate Swaps

At times, the Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137, SFAS 138 and SFAS 149, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. If certain conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method it will use to assess the fair value of the hedge. Changes in the fair value of derivative instruments are either recognized periodically in income or as a component of stockholders’ equity, in accumulated other comprehensive income (loss). The fair value of the hedge instruments is determined by obtaining quotations from the financial institutions that are counterparties to the Company’s hedge agreements. If the Company chooses to apply hedge accounting, it formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. If hedge accounting is not applied to an interest rate swap agreement, revaluation gains and

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
losses associated with changes in the fair value measurement of the swap are recorded within realized and unrealized gain on derivatives in the Consolidated Statements of Operations and Comprehensive (Loss) Income. There were no hedging relationships in place as of December 31, 2006.

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

Costs of media advertising and associated production costs are expensed to station operating expenses the first time the advertising takes place. The Company recorded advertising expenses of approximately $1.8 million, $2.0 million, and $1.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

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

In January 2006, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is applicable to share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. At December 31, 2006, the

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company had five stock-based employee compensation plans, which are more fully described in Note 6.

q.	DISCONTINUED OPERATIONS:

Disposal of Markets
          During 2006, the Company disposed of its Chico and Redding, California markets. Additionally, during 2004, the Company disposed of its Duluth, Minnesota, and Erie and Lancaster-Reading, Pennsylvania markets. Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), to the transactions, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company.
          Selected financial information related to all discontinued operations for the years ended December 31, 2006, 2005, and 2004 is as follows (in thousands):

	2006	2005	2004
Net revenue	$5,964	$6,800	$6,833
Depreciation and amortization	162	363	750
Allocated interest expense	228	187	250
Gain before income taxes	235	983	11,929
r.	BUSINESS SEGMENTS:
          The Company has 14 distinct operating segments. These segments meet the criteria for aggregation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”), and therefore the Company has aggregated these operating segments to create one reportable segment.
s.	ASSET RETIREMENT OBLIGATIONS
          The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), as amended by Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). Under the provisions of these statements, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if fair value can be reasonably estimated. The liability is accreted to its present value each period, and the capitalized

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The amount of accretion recorded by the Company during all years presented is immaterial.
2.	ACQUISITIONS AND DISPOSITIONS
     The Company seeks to acquire radio stations that enable it to expand within its existing markets and enter into new mid-sized markets that fit into Regent’s operating strategy. Regent uses independent valuations to determine the fair values of significant assets acquired. The Company directly values identifiable tangible and intangible assets. Any remaining purchase price is allocated to goodwill. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements since their respective dates of acquisition or operation under TBAs.
2006 Acquisitions and Dispositions
     On September 19, 2006, the Company consummated two transactions in its Peoria, Illinois market, whereby Regent sold three radio stations and purchased two radio stations. Under the terms of the sale transaction, Regent sold substantially all of the broadcasting and intangible assets of WIXO-FM, WVEL-FM and WPIA-FM to Independence Media of Illinois, LLC, for $2.8 million, consisting of approximately $1.9 million in cash and a note receivable of approximately $0.9 million. The Company recognized a pre-tax loss of approximately $1.9 million on the sale of the stations. Concurrently, Regent purchased substantially all of the broadcasting assets of WXMP-FM and the stock of B&G Broadcasting, Inc., owner of WZPW-FM, from AAA Entertainment, LLC and related entities, for approximately $11.8 million in cash, plus acquisition-related costs of approximately $0.2 million. Regent has preliminarily allocated approximately $0.5 million to fixed assets, approximately $6.8 million to FCC licenses, approximately $0.3 million to other definite-lived and indefinite-lived intangible assets, and approximately $4.3 million to goodwill. Additionally, the Company recorded approximately $531,000 of goodwill and deferred tax liabilities due to the difference between the fair value and tax basis of the assets and liabilities of B&G Broadcasting, Inc. and assumed liabilities of approximately $0.1 million. Approximately $0.5 million of goodwill recorded in this transaction is not deductible for tax purposes. The Company funded the acquisition with proceeds from the sale of its three Peoria stations and borrowings under its former credit agreement.
     On November 30, 2006, Regent completed the sale of substantially all of the broadcasting and intangible assets of ten radio stations serving the Chico and Redding, California markets to Mapleton Communications, LLC, for $17.5 million in cash. The Company recorded a pre-tax loss on the sale of the stations of approximately $0.2 million, which amount is included in loss on discontinued operations in the Company’s Consolidated Statements of Operations.
     On December 15, 2006, Regent completed the acquisition of substantially all of the broadcasting and intangible assets of five radio stations (WBLK-FM, WBUF-FM, WJYE-FM, WYRK-FM and WECK-AM) serving the Buffalo, New York market for $125.0 million in cash from CBS Radio Stations Inc. (“CBS”), plus acquisition-related costs of approximately $0.4 million. Regent has preliminarily allocated the purchase price as follows: approximately $3.9 million to fixed assets; approximately $101.0 million to FCC licenses; approximately $1.5 million to other definite-lived and indefinite-lived asset; and approximately $20.4 million to goodwill. The Company assumed liabilities of approximately $1.4 million related to the acquisition. On September 1, 2006 Regent placed approximately $9.4 million in escrow to secure

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
its obligation under the asset purchase agreement, which amount was funded through borrowings under the Company’s former credit agreement. The remainder of the purchase price was funded through borrowings under the Company’s new credit agreement. On October 1, 2006, Regent began operating the five Buffalo stations under a TBA in exchange for a $0.7 million monthly fee payable to CBS. Under the TBA, the Company provided programming, sales and marketing on behalf of the owner of the stations. The broadcast revenues and expenses of the stations were included in the Company’s results of operations on the effective date of the TBA.
     On December 22, 2006, Regent sold substantially all of the broadcasting and intangible assets of WYNG-FM, serving the Evansville, Indiana market, to W. Russell Withers, Jr. for $1.5 million in cash. The Company recorded a pre-tax gain on the sale of approximately $0.3 million, which amount is included in loss on sale of stations in the Company’s Consolidated Statements of Operations.
     The following unaudited pro forma data summarize the combined results of operations of Regent together with the operations of significant stations acquired during the year ended December 31, 2006 as though those transactions had occurred on January 1, 2006 and 2005, respectively.

	PRO FORMA (UNAUDITED)
	(In thousands, except per share
	amounts)
	Year Ended December 31,
	2006	2005
Net broadcast revenues	$101,085	$99,801

Net loss	$(25,843)	$(5,335)

Basic and diluted loss per common share:
Net loss	$(0.65)	$(0.12)
     These unaudited proforma amounts do not purport to be indicative of the results that might have occurred if the foregoing transactions had been consummated on the indicated dates, nor is it indicative of future results of operations.
Subsequently Completed Acquisition
     On January 4, 2007, the Company completed the acquisition of substantially all of the broadcasting and intangible assets of WBZZ-FM (formerly WNYQ-FM), serving the Albany, New York market, from Vox New York, LLC and related entities for $4.9 million in cash, plus repayment of approximately $212,000 of transmitter site build-out expenditures. Regent had previously placed $490,000 of the purchase price in escrow to secure its obligation under the asset purchase agreement, which amount was included within Other Assets in the December 31, 2006 Consolidated Balance Sheet.
2005 Disposition
     On July 6, 2005, Regent completed the sale of substantially all of the fixed and intangible assets of WRUN-AM in Utica, New York to WAMC, a not-for-profit public radio entity, for

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$275,000. The Company treated the disposal of WRUN-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations. The Company recorded a pre-tax loss on the sale of approximately $50,000.
2004 Acquisitions and Dispositions
     ` On January 28, 2004, Regent completed an exchange agreement with Clear Channel Broadcasting, Inc. and its affiliates (“Clear Channel”) whereby Regent exchanged four stations (KKCB-FM, KLDJ-FM, KBMX-FM and WEBC-AM) serving the Duluth, Minnesota market, which Regent acquired on February 25, 2003, and $2.7 million in cash, for five radio stations (WYNG-FM, WDKS-FM, WKRI-FM, WGBF-FM, and WGBF-AM) serving the Evansville, Indiana market. On March 1, 2003, Regent began providing programming and other services to the Evansville stations under a time brokerage agreement, and Clear Channel began providing the same such services to the Duluth stations. The cash portion of the purchase price was funded through borrowings under the Company’s former credit agreement. Regent allocated approximately $1.8 million of the purchase price to fixed assets, approximately $6.1 million to FCC licenses, and approximately $0.1 million to goodwill.
     On July 29, 2004, Regent completed an exchange agreement with Citadel Broadcasting Group (“Citadel”) and its wholly-owned subsidiary, Livingston County Broadcasters (“Livingston”), whereby Regent exchanged four stations (WXKC-FM, WRIE-AM, WXTA-FM, and WQHZ-FM) serving the Erie, Pennsylvania market, two stations (WIOV-AM and WIOV-FM) serving the Lancaster-Reading, Pennsylvania market, plus total cash of approximately $3.7 million, for the fixed and intangible assets of three stations owned by Citadel (WBNQ-FM, WBWN-FM, and WJBC-AM) and the stock of Livingston, owner of two radio stations (WTRX-FM and WJEZ-FM), all of which serve the Bloomington, Illinois market. The final cash payment of $3.7 million was determined and finalized through a binding arbitration agreement between Regent and Citadel. Effective February 1, 2004, Regent began providing programming and other services to the Bloomington stations and Citadel began providing the same such services to the Erie and Lancaster-Reading stations under TBAs. The Company recorded a pre-tax gain on the transaction of approximately $11.6 million based upon the fair value of the net assets received in excess of the carrying values of the assets exchanged plus the cash payment. Regent allocated approximately $2.6 million of the purchase price to fixed assets, approximately $31.6 million to FCC licenses, approximately $2.7 million to other intangible assets, and approximately $6.1 million to goodwill, which included approximately $1.4 million of goodwill associated with deferred tax liabilities recorded due to the difference between the fair market value and tax basis of the assets and liabilities of Livingston. Approximately $1.4 million of goodwill recorded in this transaction is not deductible for tax purposes. The cash portion of the purchase price was funded through borrowings under the Company’s former credit agreement.
     On November 15, 2004, Regent completed an acquisition of substantially all of the assets of KKPL-FM and KARS-FM, serving the Ft. Collins-Greeley, Colorado market from AGM-Nevada, L.L.C. for $7.6 million in cash. The purchase was funded through borrowings under the Company’s former credit agreement, with the exception of approximately $0.4 million, which was placed in escrow in 2003. On February 1, 2003, the Company began providing programming and other services to KKPL-FM under a time brokerage agreement. Regent allocated approximately $1.1 million of the purchase price to fixed assets, approximately $6.4 million to FCC licenses, and approximately $0.1 million to goodwill.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	LONG-TERM DEBT

Long-term debt consists of the following as of December 31 (in thousands):

	2006	2005
Senior secured Term A Loan	$50,000	$—

Senior secured Term B Loan	115,000	—

Senior secured revolving credit facility	50,000	—

Senior reducing term loan (old facility)	—	60,450

Senior reducing revolving credit facility (old facility)	—	24,000

Less: current portion of long-term debt	(1,150)	(6,175)

	$213,850	$78,275

     Senior Reducing Revolving Credit Agreement
     On November 21, 2006, the Company entered into a new senior secured reducing credit agreement with a group of lenders that provides for a maximum aggregate principal amount of $240.0 million, consisting of a senior secured term A loan (Term A Loan) in the aggregate principal amount of $50.0 million, a senior secured term B loan (Term B Loan) in the aggregate amount of $115.0 million and a senior secured revolving credit facility (revolving facility) in the aggregate amount of $75.0 million. The credit agreement includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. The credit agreement also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility, whose weighted-average life shall not be shorter than that of the Term B Loan, the Term A Loan, and the revolving commitment, taken as whole.
     Regent incurred approximately $2.9 million in financing costs related to the credit agreement. The credit agreement is available for working capital and permitted acquisitions, including related acquisition costs.
     At December 31, 2006, the Company had borrowings under the new credit agreement of $215.0 million, comprised of $115.0 million of Term B Loan borrowings, $50.0 million of Term A Loan borrowings and $50.0 million of revolver borrowings, leaving available borrowings of $25.0 million, subject to the terms and conditions of the facility. At December 31, 2005, the Company had borrowings under its previous credit agreement of approximately $84.5 million, comprised of approximately $60.5 million of term loan borrowings and $24.0 million of revolver borrowings, and available borrowings of approximately $57.2 million, subject to the terms and conditions of that facility.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Term B Loan commitment reduces over seven years beginning in 2007 and the Term A Loan commitment reduces over six years beginning in 2008, as follows (in thousands):

	Term B Loan	Term A Loan
December 31,	Commitment	Commitment
2007	$113,850	$50,000
2008	112,700	47,500
2009	111,550	42,500
2010	110,400	35,000
2011	109,250	25,000
2012	108,100	12,500
The new credit agreement expires on November 21, 2013.
     Under the new credit agreement, the Company is subject to a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, and a minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the Term A Loan and the revolving facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit agreement, which varies between 0.0% and 1.0% depending upon the Company’s consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 2.5%, depending upon the Company’s consolidated leverage ratio. Borrowings under the Term B Loan bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus an applicable margin of 2.5%, or (b) the Eurodollar Rate plus an applicable margin of 2.5%. Effective February 23, 2007, the Company and its lenders entered into an amendment of the new credit agreement. The material terms of the amendment were to reduce the applicable margin on Base Rate and Eurodollar loans under the Term B Loan to 2.25% for Eurodollar Loans and 0.75% for Base Rate Loans. Additionally, under certain conditions, if the Company would enter into a new repricing agreement related to the applicable margin on the Term B Loan prior to the one-year anniversary date of the effective date of the amendment to the credit agreement, the Company may be obligated to pay a prepayment premium equal to 1% of the outstanding borrowings under the Term B Loan at the date of such repricing. The Company incurred approximately $0.2 million in financing fees related to the amendment to the credit agreement.
     Borrowings under the credit agreement bore interest at an average rate of 6.81% and 5.19% at December 31, 2006 and 2005, respectively. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit agreement. The underwriting commitment for the Term A Loan was 0.5% during the period of time between the commencement of the new credit agreement and December 15, 2006, the date the Term A Loan was utilized. There are no further underwriting commitment fees applicable to the Term A Loan. The underwriting commitment for the revolving facility varies between 0.25% and 0.5% based upon the Company’s consolidated leverage ratio. The Company’s

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
indebtedness under the credit agreement is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by those subsidiaries.
     Based upon the outstanding borrowings under the new credit agreement at December 31, 2006, the payments detailed below would be required to maintain compliance with the maximum borrowings allowed under our credit agreement over the next five years (in thousands):

2007	$1,150
2008	3,650
2009	6,150
2010	8,650
2011	11,150
Thereafter	184,250

$215,000

     Prior to the new credit agreement, the Company had an agreement with a group of lenders that provided for a senior reducing revolving credit agreement with a commitment of up to $150.0 million expiring in December 2010. On November 21, 2006, Regent used borrowings under the new credit agreement to pay off the outstanding debt and accrued interest totaling approximately $114.2 million under the old credit agreement. During the fourth quarter of 2006, the Company wrote off approximately $0.7 million of unamortized deferred finance costs related to its previous credit agreement, which amounts were included in interest expense.
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
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2006 or 2005. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. During 2006, Regent granted 244,100 shares of nonvested common stock, which vest ratably over a four-year period. At December 31, 2006, there were 230,500 nonvested shares outstanding under the plan.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In May 2006, the Company began issuing grants of nonvested stock to directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan, which plan was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders. During the second quarter of 2006, the Company granted 30,000 shares of nonvested common stock, which vest ratably over a four-year period. At December 31, 2006, 20,000 shares of nonvested common stock were outstanding under the plan.
     On February 2, 2005, the Company issued 37,517 shares of Regent common stock from treasury shares to four executive officers at an issue price of $5.185 per share as a payment of a portion of 2004 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $20.0 million worth of shares of its common stock at certain market price levels. Since the July 2005 authorization of the $20.0 million repurchase limit, and through December 31, 2006, the Company has repurchased 3,882,921 shares for a total cost of approximately $18.4 million. During 2006, the Company repurchased 1,145,899 shares of common stock for an aggregate purchase price of approximately $5.1 million. Additionally, on August 5, 2006, the Company repurchased 2,491,554 shares of its common stock and a warrant to purchase up to 650,000 shares of Regent common stock, exercisable at $5.00 per share, held by Waller-Sutton Media Partners, L.P. (the “Partnership”) for an aggregate price of approximately $12.1 million in cash. At December 31, 2006, there was approximately $1.6 million of board-authorized capacity available under the stock buyback program for future repurchases. During 2005 and 2004, Regent acquired 3,592,911 shares and 1,540,020 shares, respectively, of its common stock for an aggregate purchase price of approximately $21.2 million and approximately $9.0 million, respectively. Additionally, on September 1, 2005, the Company repurchased 100,000 shares of Regent common stock from its former Chief Executive Officer at a price of $5.62 per share, pursuant to the terms of a retirement package authorized by the Company’s Board of Directors. The purchase price was based upon the average of the high and low price for a share of Regent common stock on September 1, 2005.
     During 2006, 2005, and 2004, Regent reissued 162,656, 138,101 and 110,679 shares, respectively, of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) Profit Sharing Plan and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     At December 31, 2006 there were warrants outstanding entitling the holders to purchase a total of 140,000 shares of Regent’s common stock at $5.00 per share. These warrants were previously issued in 1998 in connection with the Series A, B, and F convertible preferred stock and expire ten years from the date of grant.
6.	STOCK-BASED COMPENSATION PLANS

Share-based Plans

1998 Management Stock Option Plan
     The Regent Communications, Inc. 1998 Management Stock Option Plan, as amended (the “1998 Stock Option Plan”) provides for the issuance of up to an aggregate of 4,500,000 common shares in connection with the issuance of ISOs and NQSOs. The Compensation

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
2005 Incentive Compensation Plan
     The Regent Communications, Inc. 2005 Incentive Compensation Plan, as amended (the “2005 Incentive Plan”) provides for the issuance of up to an aggregate of 2,000,000 shares in connection with the issuance of stock appreciation rights (“SARs”), restricted stock, and incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”). The maximum number of shares of restricted stock that can be awarded under the 2005 Incentive Plan is 50% of the total shares available to be awarded. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date and in the case of ISOs granted to a 10% owner (as defined), the exercise price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 2005 Incentive Plan, the stock appreciation rights and stock options expire no later than ten years from the date of grant (five years in the case of ISOs granted to a 10% owner), or earlier in the event a participant ceases to be an employee of the Company. The Compensation Committee of the Company’s Board of Directors determines eligibility and terms and restrictions related to all awards under the 2005 Incentive Plan.
2006 Directors Equity Compensation Plan
     In January 2006, the Company adopted the Regent Communications, Inc. 2006 Directors Equity Compensation Plan (“2006 Directors Plan”). The 2006 Directors Plan was subsequently approved by the Company’s stockholders at the May 10, 2006 Annual Meeting of Stockholders. The 2006 Directors Plan provides for the issuance of up to an aggregate of 250,000 shares in connection with the issuance of stock appreciation rights (“SARs”), restricted stock, and non-qualified stock options (“NQSOs”). The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date. Under the terms of the 2006 Directors Plan, the stock appreciation rights and stock options expire no later than ten years from the date of grant, or earlier in the event a participant ceases to be a director of the Company. The Compensation Committee of the Company’s Board of Directors determines eligibility and terms and restrictions related to all awards under the 2006 Directors Plan.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan
     In December 2001, the Company adopted the Regent Communications, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. Under the Stock Purchase Plan, participating employees may purchase shares of the Company’s common stock at a price per share that is 90% of the lesser of the fair market value as of the beginning or the end of the quarterly offering period. Under the terms of the Stock Purchase Plan, eligible employees may elect each offering period to have between 1% and 10% of their compensation withheld through payroll deductions. A total of approximately 49,000, 50,000 and 42,000 shares of common stock have been issued under the Stock Purchase Plan for the 2006, 2005 and 2004 offering periods, respectively.
Stock Compensation
     On January 1, 2006, the Company implemented the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is applicable to share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. Prior to January 1, 2006, the Company followed the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations to account for its share-based plans, under which compensation expense was recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. The Company granted all stock options at market price, therefore, no expense was recorded related to the grant of options under the Company’s stock-based compensation plans for the years ended December 31, 2005 and 2004. The following table illustrates the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004 to stock-based employee compensation (in thousands, except per share information).

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2005	2004
Net (loss) income, as reported	$(6,639)	$13,235
Add: Stock-based employee compensation included in reported net (loss) income, net of related tax effects	335	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,195)	(1,497)

Pro forma net (loss) income	$(10,499)	$11,739

Pro forma (loss) income applicable to common shares	$(10,499)	$11,739

Basic (loss) income per share:
As reported	$(0.15)	$0.29
Pro forma	$(0.24)	$0.26
Diluted (loss) income per share:
As reported	$(0.15)	$0.29
Pro forma	$(0.24)	$0.25
     Regent elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption would be recognized in net income (loss) in the periods after the date of adoption, using the same valuation methods and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to apply the provisions of FASB Staff Position FAS 123(R)-3, “Transitional Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. On November 30, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options granted under the Regent Communications, Inc. 1998 Management Stock Option Plan with exercise prices greater than the closing price of a share of the Company’s common stock on November 30, 2005, as reported on the Nasdaq National Market. The decision to accelerate the vesting of the stock options was made primarily to reduce share-based compensation expense that would otherwise likely be recorded in future periods following the Company’s anticipated adoption of SFAS 123R to enhance employee motivation and morale related to holding unvested stock options with exercise prices greater than the current market price. The Company recorded no expense related to the acceleration of the unvested stock options under APB 25, as the market price was less than the grant price of each option. Pro forma expense related to stock options that previously would have vested in the future has been included in pro forma expense for the 2005 and 2004 years in the above table. At the date of adoption of SFAS 123R, Regent had no unvested stock options and no stock options were granted under any of Regent’s share-based plans during 2006. During 2006, 101,000 stock options with a weighted-average exercise price of $6.74 were terminated due to expiration. The intrinsic value of all outstanding stock options was zero at December 31, 2006.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On August 31, 2005, the Company’s Board of Directors granted immediate vesting and an extension of the life for all unexercised stock options held by the Company’s former Chief Executive Officer in anticipation of his retirement on September 1, 2005. Under this extension, each option will remain available for exercise through its contractual life. The Company recorded pre-tax non-cash compensation expense of approximately $508,000 related to the extension of life for those options.
     Under the provisions of SFAS 123R, the Company is also required to record compensation expense related to shares issued under the Company’s Employee Stock Purchase Plan. For the year ended December 31, 2006, the Company recorded approximately $33,000 of compensation expense related to its Employee Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan for the year ended December 31, 2006 was $0.75, based upon a weighted-average volatility of 35.9%, a weighted-average risk-free interest rate of 4.69%, and average life of three months, and no dividends.
     The weighted average fair value per share for options granted under the 1998 Stock Option Plan and 2001 Directors’ Option Plan was $3.06 and $3.51 for ISOs in 2005 and 2004, respectively, and $3.09 and $3.52 for NQSOs in 2005 and 2004, respectively. The weighted average fair value per share for common stock issued under the Stock Purchase Plan was $2.95 and $3.40 for the 2005 and 2004 years, respectively. The fair value of each option grant and Stock Purchase Plan share was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2005		2004
	ISOs	NQSOs	ISOs	NQSOs
Dividends	None	None	None	None
Volatility	63.5%	64.8%	60.7%	61.0%
Risk-free interest rate	3.82%	3.75%	3.38%	3.42%
Expected term	5 years	5 years	5 years	5 years

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Presented below is a summary of the status of outstanding Company stock options issued to employees and Directors:

		WEIGHTED AVERAGE
	SHARES	EXERCISE PRICE
Company options held by employees and Directors:
At December 31, 2003	3,483,916	$6.04
Granted	516,623	$6.43
Exercised	—	—
Forfeited/expired	(125,750)	$6.96

Company options held by employees and Directors:
At December 31, 2004	3,874,789	$6.07
Granted	561,250	$5.36
Exercised	(2,500)	$5.00
Forfeited/expired	(163,500)	$5.50

Company options held by employees and Directors:
At December 31, 2005	4,270,039	$5.94
Granted	—	—
Exercised	—	—
Forfeited/expired	(101,000)	$6.74

Company options held by employees and Directors:
At December 31, 2006	4,169,039	$5.92

     The following table summarizes the status of Company options outstanding and exercisable at December 31, 2006 under the 1998 Stock Option Plan and the 2001 Directors’ Option Plan:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
EXERCISE		CONTRACTUAL	EXERCISE		EXERCISE
PRICE	SHARES	LIFE (YEARS)	PRICE	SHARES	PRICE
$6.13-$7.83	1,562,373	5.3	$7.07	1,562,373	$7.07
$5.00-$5.89	2,606,666	3.8	$5.23	2,606,666	$5.23

	4,169,039			4,169,039

     As of December 31, 2006, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 4,054,039 shares of the Company’s common stock. Stock options granted under the 2001 Directors’ Option Plan entitle the holders to purchase 115,000 shares of the Company’s common stock.
     During 2006, the Company issued 244,100 nonvested shares under the 2005 Incentive Plan as a component of compensation to employees in lieu of stock options. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. For the year ended December 31, 2006, Regent recorded approximately $300,000 of expense related to the nonvested share awards, which amount included approximately $30,000 of expense related to the acceleration of 7,800 nonvested shares issued to employees in radio markets the Company disposed of in 2006. At December 31, 2006, deferred compensation expense related to the nonvested shares was approximately $818,000, which will be recognized over the remaining three years of the vesting period. During the 2006 year, 5,800 nonvested shares granted under the plan were forfeited.
     In May 2006, the Company issued 30,000 nonvested shares of Regent common stock to its six non-management directors under the 2006 Directors Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. Regent recorded approximately $12,000 of expense related to the nonvested awards during 2006. At December 31, 2006, deferred compensation expense related to the nonvested shares was approximately $73,000, which will be recognized over the remaining 3.3 years of the vesting period. During the year ended December 31, 2006, 10,000 nonvested shares granted under the plan were forfeited.
     The following table summarizes the status of Company nonvested shares under the 2005 Incentive Plan and the 2006 Directors Plan:

		WEIGHTED AVERAGE
	SHARES	GRANT-DATE FAIR VALUE
Company nonvested shares held by employees and Directors:
At December 31, 2005	—	—
Granted	274,100	$4.64
Vested	(7,800)	$4.74
Forfeited/expired	(15,800)	$4.43

Company nonvested shares held by employees and Directors:
At December 31, 2006	250,500	$4.65

7.	EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128 (“SFAS 128”) calls for the dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested at December 31, 2006. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised,

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At December 31, 2006, none of the Company’s 4,169,039 outstanding stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the 2006 year. At December 31, 2005, the Company had 4,270,039 stock options and 790,000 warrants outstanding. Of the outstanding amounts, 2,081,666 of the options and 790,000 of the warrants had exercise prices less than the average market price of Regent common stock for the period, and would have been included in the calculation of diluted earnings per share, had their inclusion not resulted in making the calculation antidilutive due to the Company’s net loss position for the 2005 year. At December 31, 2004, the Company had 3,874,789 stock options and 790,000 warrants outstanding. Of those amounts, 2,116,416 of the options and 790,000 of the warrants had exercise prices less than the average market price of Regent common stock for the period, and were included in the calculation of diluted earnings per share. The remaining 1,758,373 outstanding stock options had exercise prices greater than the average market price of Regent common stock for the period and were excluded from the calculation of diluted earnings per share, as their inclusion would be antidilutive. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be antidilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the year ended December 31, 2006, approximately 35,000 incremental shares would have been included in the calculation of fully diluted earnings per share, had their inclusion not been antidilutive. There were no nonvested shares outstanding at December 31, 2005 or 2004.
     The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands except per share data):

	YEAR ENDED DECEMBER 31,
	2006	2005	2004
Net (loss) income from continuing operations	$(25,247)	$(7,278)	$6,257
(Loss) income from discontinued operations, net of applicable income taxes of $1,584, $344, and $4,951, respectively	(1,349)	639	6,978

Net (loss) income	$(26,596)	$(6,639)	$13,235

Weighted average basic common shares	39,807	43,214	45,780
Dilutive effect of stock options and warrants	—	—	384

Weighted average diluted common shares	39,807	43,214	46,164

Net (loss) income per common share:
Basic and diluted:
Net (loss) income from continuing operations	$(0.64)	$(0.17)	$0.14
Discontinued operations	(0.03)	0.02	0.15

Net (loss) income	$(0.67)	$(0.15)	$0.29

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	GOODWILL AND OTHER INTANGIBLE ASSETS
     During the fourth quarter of 2006, Regent performed its annual review for impairment and determined that the carrying amount for FCC licenses in five of its broadcast markets exceeded the fair market value. Accordingly, the Company recorded an impairment charge of $41.3 million as a component of operating income (loss). Additionally, the Company determined that the carrying amount of goodwill in two broadcast markets exceeded the fair market by approximately $7.1 million, and therefore recorded an impairment charge for this amount as a component of operating income (loss). During the fourth quarter of 2005, Regent performed its annual review for impairment and determined that the carrying amount for FCC licenses in three of its broadcast markets exceeded the fair market value. Accordingly, the Company recorded an impairment charge of $18.3 million as a component of operating income (loss). The Company also determined that the carrying amount of goodwill in two broadcast market exceeded the fair market value by $2.5 million, and therefore recorded an impairment charge of $2.5 million as a component of operating income (loss).
Definite-lived Intangible Assets
     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-competition agreements, pre-sold advertising contracts, employment and sports rights agreements, and advertiser relationships and lists. Pre-sold advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a TBA. Non-compete, employment and sports right agreements are amortized over the life of the agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at December 31, 2006 and 2005 (in thousands):

	December 31,		December 31,
	2006		2005
	Gross Carrying	Accumulated	Gross	Accumulated
	Amount	Amortization	Carrying Amount	Amortization
Non-compete agreements	$219	$24	$1,315	$1,081
Pre-sold advertising contracts	1,535	774	—	—
Sports rights, employment agreements and advertiser lists and relationships	779	365	814	277

Total	$2,533	$1,163	$2,129	$1,358

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the years ended December 31, 2006, 2005, and 2004, was approximately $1,216,000, $742,000, and $1,442,000 respectively. The estimated annual amortization expense for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is approximately $997,000, $235,000, $124,000, $1,000, and $1,000, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the changes in the carrying amount of the Company’s indefinite-lived intangible assets at December 31, 2006 and 2005 (in thousands):

Balance as of December 31, 2004	$307,598
Impairment of FCC licenses	(18,300)
Adjustments	2

Balance as of December 31, 2005	289,300
Purchase of radio station FCC licenses	107,768
Sale of radio station FCC licenses	(15,048)
Impairment of FCC licenses	(41,300)

Balance as of December 31, 2006	$340,720

     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 and $0 at December 31, 2006 and 2005, respectively.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 (in thousands):

Goodwill
Balance as of December 31, 2004	$32,990
Impairment of goodwill	(2,500)
Adjustment to purchase price allocations	246

Balance as of December 31, 2005	30,736
Impairment of goodwill	(7,098)
Acquisition-related goodwill	25,277
Disposition-related goodwill	(5,260)

Balance as of December 31, 2006	$43,655

     The 2005 adjustment was related to the finalization of the purchase price allocation for certain 2004 acquisitions.
     Approximately $7.0 million of the Company’s recorded goodwill amount is not deductible for income tax purposes.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9.	INCOME TAXES
     The Company’s income tax (benefit) expense for continuing operations consists of the following for the years ended December 31 (in thousands):

	2006	2005	2004
Current federal	$(55)	$339	$—
Current state	102	(410)	134

Total current	47	(71)	134

Deferred federal	(13,871)	(3,601)	3,791
Deferred state	(2,063)	(9)	789

Total deferred	(15,934)	(3,610)	4,580

Valuation allowance	(165)	10	(678)

Net income tax (benefit) expense	$(16,052)	$(3,671)	$4,036

     The Company has allocated income tax expense of approximately $1.6 million, $0.4 million and $5.0 million to discontinued operations for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, the $1.6 million of income tax expense included approximately $1.5 million of tax related to the write-off of goodwill that was non-deductible for income tax purposes.
     The components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$19,493	$19,257
Miscellaneous accruals and credits	561	525
Accounts receivable reserve	338	307

Total deferred tax assets	20,392	20,089

Valuation allowance	(3,119)	(3,283)

Net deferred tax assets	17,273	16,806

Deferred tax liabilities:
Property and equipment	(1,331)	(2,274)
Derivative financial instruments	(643)	(49)
Intangible assets	(21,564)	(34,783)

Total deferred tax liabilities	(23,538)	(37,106)

Net deferred tax liabilities	$(6,265)	$(20,300)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The 2006 and 2005 net deferred tax liabilities in the table above include approximately $483,000 and $534,000, respectively, of current tax assets, which the Company has classified in other current assets in its Consolidated Balance Sheet.
     The Company has cumulative federal and state tax loss carryforwards of approximately $84.0 million at December 31, 2006. These loss carryforwards will expire in years 2007 through 2026. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. The Company recorded a valuation allowance in 2006 for state net operating losses that were generated in 2006 and are scheduled to expire prior to 2017. Additionally, the valuation allowance against net operating losses that expired during 2006 was released.
     The difference between the Company’s effective tax rate on (loss) income from continuing operations before income taxes and the federal statutory tax rate arise from the following:

	2006	2005	2004
Federal tax expense at statutory rate	(34.0)%	(34.0)%	34.0%
Other non-deductible expenses	0.2	0.9	0.7
(Decrease) increase of valuation allowance	(0.4)	0.1	(6.2)
Expiration of net operating losses	0.2	0.5	3.4
State tax, net of federal tax benefit	(4.8)	0.8	9.0
Other	(0.1)	(1.8)	(1.7)

Effective tax rate	(38.9)%	(33.5)%	39.2%

10.	DERIVATIVE FINANCIAL INSTRUMENTS
     Under the terms of its new credit agreement, the Company was required to enter into interest rate protection agreements for borrowings under its Term A Loan and Term B Loan. Effective December 6, 2006, the Company entered into three LIBOR-based interest rate swap agreements, which effectively converted $115.0 million of Regent’s variable-rate debt outstanding under the Term B Loan to a fixed rate. The swaps expire on December 11, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.72%, plus applicable margin. Additionally, effective December 15, 2006, the Company entered into two LIBOR-based interest rate swap agreements, which effectively converted $50.0 million of Regent’s variable-rate debt outstanding under the Term A Loan to a fixed rate. The swaps expire on December 15, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.83%, plus applicable margin. All outstanding interest rate swaps are considered free-standing derivatives. As such, the fair value of each swap is recorded as an asset or a liability on the Company’s balance sheet (included in Other Assets), with any resulting change in value recorded as a component of net income (loss). At December 31, 2006, the unrealized gain related to the swap transactions was approximately $1.7 million.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11.	SAVINGS PLANS

Regent Communications, Inc. 401(k) Profit Sharing Plan
     The Company sponsors a defined contribution plan covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan. The Company matches participant contributions in the form of employer stock. The matching formula is 50 cents for every dollar contributed up to the first 6% of compensation. Company-matched contributions vest to the employees over a three-year period after one year of service. Contribution expense was approximately $442,000, $452,000, and $407,000 in 2006, 2005, and 2004, respectively.
Regent Communications, Inc. Deferred Compensation Plan
     The Company sponsors a deferred compensation plan as a vehicle for highly compensated employees to defer compensation that they could not otherwise defer due to the limitations applicable to the Regent Communications, Inc. 401(k) Profit Sharing Plan and to provide an opportunity to share in matching contributions on a portion of such deferrals. The Board of Directors determines the Company’s matching cash contribution, if any, within 60 days after the end of the calendar year for which deferrals were made. For the 2006, 2005 and 2004 plan years, the matching contribution was 100% of the first 1% of deferrals contributed by participants, and contribution expense was approximately $26,000, $31,000 and $24,000, respectively. The Company funds participant contributions to the Plan into a Rabbi Trust Investment account as they are withheld from employees’ compensation. Participants are immediately vested in all of their deferral contributions. Matching contributions vest after attainment of age 65, termination of employment due to disability, a change in control of the Company, or if sooner, based on a vesting schedule of 33.3% after one year of service, 66.6% after two years of service, and 100% after three years of service. The Company categorizes the plan assets as trading securities which are reported at fair value, with changes in fair value recorded in consolidated net income. The marketable securities are included in other current assets, with an offsetting liability to employees in current liabilities. At December 31, 2006 and 2005, the plan assets and liabilities were approximately $510,000 and $372,000, respectively.
12.	OTHER FINANCIAL INFORMATION

Property and Equipment:
     Property and equipment consists of the following as of December 31 (in thousands):

	2006	2005
Equipment	$40,506	$38,827
Furniture and fixtures	2,453	2,454
Building and improvements	14,142	14,674
Land and improvements	4,484	4,478

	61,585	60,433

Less accumulated depreciation	(24,832)	(24,302)

Net property and equipment	$36,753	$36,131

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Depreciation expense was approximately $4.0 million, $4.2 million, and $3.9 million for the years ended December 31, 2006, 2005 and 2004.
Other Current Liabilities:
     Other current liabilities consist of the following as of December 31 (in thousands):

	2006	2005
Accrued interest	$633	$56
Accrued professional fees	390	106
Deferred revenue	385	343
Accrued state, local and property taxes	322	192
Deferred compensation plan obligation	510	372
Accrued retirement payments	—	402
Accrued acquisition/disposition obligations	91	—
Accrued other	2,167	1,717

	$4,498	$3,188

13.	COMMITMENTS AND CONTINGENCIES
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
     The Company has contracted with Ibiquity Digital Corporation for the right to convert 60 radio stations to digital or high definition radio over a six-year period, commencing in 2005.
     The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options, escalating rent provisions, and/or cost of living adjustments. Total rental expenses were approximately $1.8 million, $1.6 million and $1.6 million, in 2006, 2005, and 2004, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2006, the total minimum annual rental commitments under non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2007	$1,624	$95
2008	1,519	62
2009	1,088	22
2010	985	10
2011	869	8
Thereafter	2,197	4

Total minimum payments	$8,282	201

Amount representing interest		13

Present value of net minimum lease payments		$188

     The Company classifies the current portion of capital leases in other current liabilities and the long-term portion in other long-term liabilities. The cost and accumulated depreciation associated with assets under capital leases is considered insignificant.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
     All adjustments necessary for a fair statement of income for each period have been included (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31	Year
2006 (3)
Net broadcast revenues:
Amount reported in previously issued Form 10-Q	$18,493	$22,801	$21,220	$25,628
Amount reclassified to discontinued operations	(1,375)	(1,734)	—	—

Net broadcast revenues	$17,118	$21,067	$21,220	$25,628	$85,033

Operating income (loss):
Amount reported in previously issued Form 10-Q	$1,342	$4,513	$2,616	$(43,806)
Amount reclassified to discontinued operations	(50)	(284)	—	—

Operating income (loss)	$1,292	$4,229	$2,616	$(43,806)	$(35,669)

Income (loss) from continuing operations:
Amount reported in previously issued Form 10-Q	$64	$2,012	$671	$(27,862)
Amount reclassified to discontinued operations	—	(132)	—	—

Income (loss) from continuing operations	$64	$1,880	$671	$(27,862)	$(25,247)

NET INCOME (LOSS):	$64	$2,012	$837	$(29,509)	$(26,596)
BASIC AND DILUTED NET
INCOME (LOSS) PER COMMON SHARE(1)(4)
Net income (loss) per common share	$0.00	$0.05	$0.02	$(0.77)	$(0.67)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31	Year
2005 (3)
Net broadcast revenues:
Amount reported in previously issued Form 10-Q	$18,621	$22,728	$21,157	$19,602
Amount reclassified to discontinued operations	(1,507)	(1,801)	—	—

Net broadcast revenues	$17,114	$20,927	$21,157	$19,602	$78,800

Operating income (loss):
Amount reported in previously issued Form 10-Q	$1,497	$4,891	$3,828	$(17,153)
Amount reclassified to discontinued operations	(208)	(337)	—	—

Operating income (loss)	$1,289	$4,554	$3,828	$(17,153)	$(7,482)

Income (loss) from continuing operations:
Amount reported in previously issued Form 10-Q	$390	$2,236	$1,227	$(10,854)
Amount reclassified to discontinued operations	(100)	(177)	—	—

Income (loss) from continuing operations	$290	$2,059	$1,227	$(10,854)	$(7,278)

NET INCOME (LOSS):	$386	$2,224	$1,403	$(10,652)	$(6,639)
BASIC AND DILUTED NET
INCOME (LOSS) PER COMMON SHARE(1)(2)
Net income (loss) per common share	$0.01	$0.05	$0.03	$(0.26)	$(0.15)

(1)	The sum of the quarterly net income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter.

(2)	Despite net income for the first three quarters of 2005, net income per common share was the same for both the basic and diluted calculation.

(3)	The first and second quarters of 2006 and all four quarters of 2005 have been restated for comparative purposes to remove the effect of discontinued operations.

(4)	Despite net income for the first three quarters of 2006, net income per common share was the same for both the basic and diluted calculation.
15.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). SFAS 155 resolves issues addressed in SFAS 133 Implementation Issue No. D1 and: permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our January 1, 2007 year, and the Company will apply its provisions to any derivative transactions that are entered into after that date.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 is effective for fiscal years beginning after December 31, 2006. Regent has evaluated the impact of adopting FIN 48 and believes that the effect on the Company will be immaterial.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Regent will adopt SFAS 157 on January 1, 2008, and is currently evaluating the impact on its financial position and results of operations, if any.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to irrevocably choose to measure many financial assets and liabilities at fair value. The fair value option established by SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses in earnings at subsequent reporting dates. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Regent is currently evaluating the impact that adoption of SFAS 159 would have on its financial position and results of operations, if any.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS
	BALANCE AT	CHARGED TO		CHARGED TO			BALANCE AT
	BEGINNING	COSTS AND		OTHER			THE END
	OF PERIOD	EXPENSES		ACCOUNTS	DEDUCTIONS(1)		OF PERIOD
Allowance for doubtful accounts:
Years ended December 31,
2006	$802	632		—	536		$898
2005	$844	462		—	504		$802
2004	$868	536		—	560		$844
Deferred tax asset valuation allowance:
Years ended December 31,
2006	$3,283	84	(6)	—	248	(7)	$3,119
2005	$3,273	57	(2)	—	47	(3)	$3,283
2004	$3,951	32	(4)	—	710	(5)	$3,273

(1)	Represents accounts written off to the reserve.

(2)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2005 and scheduled to expire prior to 2017.

(3)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2005.

(4)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2004 and scheduled to expire prior to 2017.

(5)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2004.

(6)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2006 and scheduled to expire prior to 2017.

(7)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired in 2006.
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
     The report of PwC on the Company’s consolidated financial statements for the year ended December 31, 2004 included in this Form 10-K did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principle.

     During the year ended December 31, 2004 and through March 15, 2005, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference thereto in its report on the Company’s consolidated financial statements for such year.
     During the year ended December 31, 2004 and through March 15, 2005, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).
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
     There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Refer to Item 8 for information pertaining to Management’s annual report on internal control over financial reporting and the Report of Independent Registered Public Accounting Firm on Management’s assessment.
ITEM 9B. OTHER INFORMATION.
     None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Section 16 (a) Beneficial Ownership Reporting Compliance,” “Compensation of Non-Employee Directors,” “Election of Directors” and “Executive Officers,” to be filed in April 2007 in connection with the 2007 Annual Meeting of Stockholders presently scheduled to be held on May 9, 2007.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement to be filed in April 2007 in connection with the 2007 Annual Meeting of Stockholders, presently scheduled to be held on May 9, 2007, and specifically from the portions thereof captioned “Election of Directors,” “Compensation Discussion and Analysis,” “Executive Officers,” “Compensation of Non-Employee Directors” and “Executive Compensation,” except that the information required by Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K which appear under the sub-headings “Audit Committee Report” and “Compensation Committee Report” is specifically not incorporated by reference into this Form 10-K or into any other filing by Regent under the Securities Act of 1933 or the Securities Exchange Act of 1934.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Except for the information required by Item 201(d) of Regulation S-K, which is included below, the information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management,” to be filed in April 2007, in connection with the 2007 Annual Meeting of Stockholders, presently scheduled to be held on May 9, 2007.

Number of
securities
	Number of		remaining available
	securities to be		for issuance under
	issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,169,039	$5.92	3,532,704
Equity compensation plans not approved by security holders	—	—	—

Total	4,169,039	$5.92	3,532,704
ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
     The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Election of Directors” and “Certain Relationships and Related Transactions,” to be filed in April 2007 in connection with the 2007 Annual Meeting of Stockholders, presently scheduled to be held on May 9, 2007.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this Item 14 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Independent Registered Public Accounting Firm,” to be filed in April 2007 in connection with the 2007 Annual Meeting of Stockholders, presently scheduled to be held on May 9, 2007.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
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

REGENT COMMUNICATIONS, INC.
Date: March 16, 2007	By:	/s/ William L. Stakelin
William L. Stakelin, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Stakelin William L. Stakelin	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2007

/s/ Anthony A. Vasconcellos Anthony A. Vasconcellos	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 16, 2007

/s/ Andrew L. Lewis, IV Andrew L. Lewis, IV	Director	March 16, 2007

/s/ Timothy M. Mooney Timothy M. Mooney	Director	March 16, 2007

/s/ William P. Sutter, Jr. William P. Sutter, Jr.	Director	March 16, 2007

/s/ John H. Wyant John H. Wyant	Director	March 16, 2007

S-1

EXHIBIT INDEX
     The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

2(a)*	Asset Purchase Agreement dated as of September 1, 2006 by and among Regent Broadcasting of Buffalo, Inc. and CBS Radio Stations Inc. (excluding schedules and exhibits not deemed material) (previously filed as Exhibit 2.1 to the Registrant’s For 8-K dated December 15, 2006 and incorporated herein by this reference)

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. adopted July 27, 2005 (previously filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of November 21, 2006 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4 to the Registrant’s Form 8-K filed November 28, 2006 and incorporated herein by this reference)

4(b)*	Amendment No. 1 to the Credit Agreement, dated as of February 23, 2007 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed March 1, 2007 and incorporated herein by this reference)

4(c)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

4(d)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

10(a)*#	Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through May 17, 2001 and restated as of October 24, 2002 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)

10(b)*#	Grant of Incentive Stock Option under the Regent Communications, Inc. 1998 Management Stock Option Plan, as amended

10(c)*#	Regent Communications, Inc. 2001 Directors’ Stock Option Plan dated May 17, 2001 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

10(d)*#	Grant of Stock Option under the Regent Communications, Inc. 2001 Directors’ Stock Option Plan

10(e)*#	Regent Communications, Inc. Employee Stock Purchase Plan, as amended on October 24, 2002 and effective January 1, 2003 (previously filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)

10(f)*#	Regent Communications, Inc. Deferred Compensation Plan dated July 25, 2002 and effective October 1, 2002 (previously filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10(g)*#	Regent Communications, Inc. 2005 Incentive Compensation Plan as adopted February 3, 2005 (previously filed as Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement No. 333-130616 filed December 22, 2005 and incorporated herein by this reference)

10(h)*#	Amendment No. 1 to the Regent Communications, Inc. 2005 Incentive Compensation Plan, effective as December 14, 2005 (previously filed as Exhibit 4.2 to the Registrant’s Form S-8 Registration Statement No. 333-130616 filed December 22, 2005 and incorporated herein by this reference)

10(i)*#	Form of Restricted Stock Award pursuant to the Regent Communications, Inc. 2005 Incentive Compensation Plan, as amended (previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 4, 2006 and incorporated herein by this reference)

10(j)*#	Regent Communications, Inc. 2006 Directors Equity Compensation Plan as adopted May 10, 2006 (previously filed as Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement No. 333-133959 filed May 10, 2006 and incorporated herein by this reference)

10(k)*#	Form of Restricted Stock Award pursuant to the Regent Communications, Inc. 2006 Directors Equity Compensation Plan (previously filed as Exhibit 10.2 to the

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

Registrant’s Form 8-K filed May 12, 2006 and incorporated herein by this reference)

10(l)*#	Separation Agreement and General Release by and between Terry S. Jacobs and Regent Communications, Inc. dated September 1, 2005 (previously filed as Exhibit 10(a) to the Registrant’s Form 8-K filed September 8, 2005 and incorporated herein by reference)

10(m)*#	Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 4, 2006 and incorporated herein by this reference)

10(n)*#	Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 4, 2006 and incorporated herein by this reference)

10(o)#	Schedule of Director Compensation

10(p)*	Stock Purchase Agreement dated June 15, 1998 among Regent Communications, Inc., Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership and William H. Ingram (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(d) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(q)*	Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(r)*	Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 1 below) (previously filed as Exhibit 4(f) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(s)*	Stock Purchase Agreement dated June 21, 1999 between Regent Communications, Inc. and Waller-Sutton Media Partners, L.P. relating to the purchase of 90,909 shares of Regent Communications, Inc. Series H convertible preferred stock (See Note 2 below) (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(aa) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10(t)*	Stock Purchase Agreement dated June 21, 1999, among Regent Communications, Inc., WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P. relating to the purchase of 1,180,909 and 182,727 shares, respectively, of Regent Communications, Inc. Series H convertible preferred stock (excluding exhibits not deemed material or filed separately in executed form)(previously filed as Exhibit 4(bb) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

10(u)*	First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., as trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(gg) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(v)*	Second Amendment to Registration Rights Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and The Prudential Insurance Company of America (previously filed as Exhibit 4(hh) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10(w)*	Stock Purchase Agreement dated as of November 24, 1999, between Regent Communications, Inc. and Blue Chip Capital Fund III Limited Partnership (see Note 3 below) (previously filed as Exhibit (jj) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement filed December 29, 1999 and incorporated herein by this reference)

10(x)*	Third Amendment to Registration Rights Agreement, dated August 28, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by this reference)

10(y)*	Fourth Amendment to Registration Rights Agreement, dated as of November 26, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(t) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

16*	Letter regarding change in Independent Registered Public Accounting Firm (previously filed as Exhibit 16 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by this reference)

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

#	Constitutes a management contract or compensatory plan or arrangement.

NOTES:
1.	Six substantially identical warrants for the purchase of shares of Registrant’s common stock were initially issued, of which the following remain outstanding:

Shares
WPG Corporate Development Associates V, L.L.C.	112,580
WPG Corporate Development Associates (Overseas) V, L.P.	17,420
William H. Ingram	10,000
2.	Two substantially identical stock purchase agreements were entered into for the purchase of Series H convertible preferred stock as follows:

Blue Chip Capital Fund II Limited Partnership	363,636 shares
PNC Bank, N.A., as trustee	181,818 shares
3.	Four substantially identical stock purchase agreements were entered into for the purchase of Series K convertible preferred stock as follows:

WPG Corporate Development Associates V, L.L.C. and WPG Corporate Development Associates V (Overseas), L.P.	181,818 shares
PNC Bank, N.A., Custodian	181,818 shares
Mesirow Capital Partners VII	818,181 shares
The Prudential Insurance Company of America	1,000,000 shares