Form 10-Q
period 2007-03-31
REGENT COMMUNICATIONS INC
filed 2007-05-10
CIK 913015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Common Stock, $.01 par value – 38,700,561 shares outstanding as of May 4, 2007

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Broadcast revenues, net of agency commissions	$22,045	$17,118

Station operating expenses	15,631	12,895
Depreciation and amortization	1,879	1,182
Corporate general and administrative expenses	2,014	1,769
Gain on sale of long-lived assets	—	(20)

Operating income	2,521	1,292

Interest expense	(4,124)	(1,225)
Unrealized loss on derivatives, net of realized gain	(590)	—
Other income, net	52	44

(Loss) income from continuing operations before income taxes	(2,141)	111
Income tax benefit (expense)	936	(47)

(Loss) income from continuing operations	(1,205)	64
Gain on discontinued operations, net of income taxes	6	—

Net (loss) income	$(1,199)	$64

Basic and diluted (loss) income per common share:

(Loss) income from continuing operations	$(0.03)	$0.00
Discontinued operations	—	—

Net (loss) income	$(0.03)	$0.00

Weighted average number of common shares used in basic calculation:	38,205	41,538
Weighted average number of common shares used in diluted calculation:	38,205	41,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,424	$4,250
Accounts receivable, net of allowance of $916 and $898 at March 31, 2007 and December 31, 2006, respectively	15,528	16,538
Other current assets	2,224	1,933

Total current assets	20,176	22,721

Property and equipment, net	36,942	36,753
Intangible assets, net	346,078	342,100
Goodwill	43,859	43,655
Other assets	5,094	6,416

Total assets	$452,149	$451,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,775	$1,150
Accounts payable	1,783	1,710
Accrued compensation	1,406	1,953
Other current liabilities	5,606	4,498

Total current liabilities	10,570	9,311

Long-term debt, less current portion	214,938	213,850
Other long-term liabilities	2,702	2,576
Deferred taxes	5,838	6,748

Total liabilities	234,048	232,485

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,578,992 and 48,344,292 shares issued at March 31, 2007 and December 31, 2006, respectively	486	483
Treasury stock, 9,919,046 and 9,953,216 shares, at cost, at March 31, 2007 and December 31, 2006, respectively	(52,874)	(53,099)
Additional paid-in capital	348,511	348,518
Accumulated deficit	(78,022)	(76,742)

Total stockholders’ equity	218,101	219,160

Total liabilities and stockholders’ equity	$452,149	$451,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(1,199)	$64
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,879	1,277
Deferred income tax (benefit) expense	(910)	46
Non-cash compensation expense	253	211
Unrealized loss on derivatives	842	—
Other, net	177	259
Changes in operating assets and liabilities, net of acquisitions in both years:
Accounts receivable	911	1,462
Other assets	(442)	(169)
Current and long-term liabilities	496	(319)

Net cash provided by operating activities	2,007	2,831

Cash flows from investing activities:
Acquisition of radio station assets and related acquisition costs, net of cash acquired	(4,669)	(5)
Capital expenditures	(841)	(439)
Other	—	7

Net cash used in investing activities	(5,510)	(437)

Cash flows from financing activities:
Principal payments on long-term debt	(1,287)	(2,800)
Long-term debt borrowings	3,000	3,000
Treasury stock purchases	(61)	(2,777)
Other	25	25

Net cash provided by (used in) financing activities	1,677	(2,552)

Net decrease in cash and cash equivalents	(1,826)	(158)
Cash and cash equivalents at beginning of period	4,250	846

Cash and cash equivalents at end of period	$2,424	$688

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$48	$53
Accrued capital expenditures	$83	$244
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
     The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 2006 condensed consolidated balance sheet was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Regent’s Form 10-K for the year ended December 31, 2006.
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.3 million and $1.8 million for the three-month periods ended March 31, 2007 and 2006, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three-month periods ended March 31, 2007 and 2006 were as follows (in thousands):

	Three months	Three months
	ended March 31,	ended March 31,
	2007	2006
Barter revenue	$778	$576
Barter expense	$685	$603

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Comprehensive Income
     The following table shows the components of comprehensive income for the three months ended March 31, 2007 and 2006 (in thousands):

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Net (loss) income	$(1,199)	$64
Loss on cash flow hedge, net of income taxes	—	(32)

Comprehensive (loss) income	$(1,199)	$32

Stock-based Compensation Plans
     The Company follows the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) for share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. During the first quarter of 2007 and 2006, the Company issued 241,300 nonvested shares and 234,100 nonvested shares, respectively, as a component of compensation to employees in lieu of stock options under The Regent Communications, Inc. 2005 Incentive Compensation Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first quarter of 2007 and 2006, Regent recorded approximately $107,000 and $68,000, respectively, of expense related to nonvested share awards. At March 31, 2007, deferred compensation expense related to the nonvested shares was approximately $1.4 million, which will be recognized over the remaining vesting period. At March 31, 2007, 410,075 nonvested shares remained outstanding under the plan, with a weighted average remaining life of approximately 3.4 years. During the first quarter of 2007, 6,600 nonvested shares were forfeited. In May 2006, the Company issued 30,000 nonvested shares of Regent common stock to its six non-management directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. Regent recorded approximately $5,000 of expense related to the nonvested awards during the first quarter of 2007. At March 31, 2007, deferred compensation expense related to the nonvested shares was approximately $68,000, which will be recognized over the remaining 3.1 years of the vesting period. Through March 31, 2007, 10,000 nonvested shares granted under the plan were forfeited.
     Under the provisions of SFAS 123R, the Company is also required to record compensation expense related to shares issued under the Company’s Employee Stock Purchase

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Plan. For each of the three-month periods ended March 31, 2007 and 2006, the Company recorded approximately $10,000 of compensation expense related to its Employee Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted average fair value per shares estimated for each share of common stock issued under the plan during the first quarter of 2007 was $0.51, based upon a weighted average volatility of 38.6%, a weighted average risk-free interest rate of 5.05%, an average life of three months, and no dividends. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first quarter of 2006 was $0.84, based upon a weighted average volatility of 36.7%, a weighted average risk-free interest rate of 4.16%, an average life of three months, and no dividends.
     The Company had no unvested stock options at the date that SFAS 123R was implemented. There were no stock options granted during the first quarter of 2007 or during 2006. During the first quarter of 2007, approximately 57,000 stock options with a weighted-average exercise price of $6.21 were terminated due to forfeiture or expiration. During the first quarter of 2006, approximately 1,000 stock options with a weighted-average exercise price of $6.53 were terminated due to forfeiture or expiration. The intrinsic value of all outstanding stock options was zero at March 31, 2007. See Regent’s 2006 Annual Report on Form 10-K for other disclosures of all outstanding awards.
Discontinued Operations
     During 2006, the Company disposed of its Chico and Redding, California markets. Regent applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company.
     Selected financial information related to discontinued operations for the three-month periods ended March 31, 2007 and 2006 is as follows (in thousands):

	Three months	Three months
	ended March 31,	ended March 31,
	2007	2006
Net broadcast revenue	$—	$1,375
Depreciation and amortization expense	$—	$95
Allocated interest expense	$—	$50
Gain (loss) before income taxes	$11	$0

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Income Taxes
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 creates a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. Income tax uncertainties had previously been accounted for under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As a result of the implementation of FIN 48, the Company recorded approximately $81,000 in additional liabilities for unrecognized tax benefits, which amount was recorded as an adjustment to beginning retained earnings at January 1, 2007. At January 1, 2007, and March 31, 2007, the liability for uncertain tax positions was approximately $427,000 and was recorded as a component of other long-term liabilities. Of this amount, approximately $39,000 represented accrued interest. Regent recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $427,000, which includes interest of approximately $39,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within 12 months of the reporting date.
     The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is no longer subject to United States federal examinations by tax authorities for years prior to 2003 and for state and local income tax examinations by tax authorities for years prior to 2002.
     The Company recorded income taxes on continuing operations at an effective rate of 43.7% and 42.4% for the first quarter of 2007 and 2006, respectively.
2. ACQUISITIONS
     On January 4, 2007, the Company completed the acquisition of substantially all of the broadcasting and intangible assets of WBZZ-FM (formerly WNYQ-FM), serving the Albany, New York market, from Vox New York, LLC and related entities for $4.9 million in cash, plus payment of approximately $211,000 of transmitter-site related build-out expenditures and approximately $51,000 of acquisition-related costs. In 2006, Regent placed $490,000 of the purchase price in escrow to secure its obligation under the asset purchase agreement. The Company has allocated approximately $0.2 million of the purchase price to fixed assets and approximately $5.0 million to FCC licenses.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. LONG-TERM DEBT
     Long-term debt consisted of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006
Senior secured Term A Loan	$50,000	$50,000
Senior secured Term B Loan	114,713	115,000
Senior secured revolving credit facility	52,000	50,000

	216,713	215,000
Less: current portion of long-term debt	(1,775)	(1,150)

	$214,938	$213,850

     Borrowings under the credit facility bore interest at an average rate of 7.12% at March 31, 2007 and 6.81% at December 31, 2006.
     Effective February 23, 2007, Regent entered into an amendment of its November 21, 2006 senior secured reducing credit agreement. Under the terms of the amendment, the margin applicable to the Term B Loan portion of the credit agreement was reduced to 2.25% for Eurodollar loans and to 0.75% for base rate loans. Additionally, under the terms of the amendment, if Regent would enter into a repricing agreement related to the applicable margin of the Term B Loan prior to the one-year anniversary of the effective date of the amendment to the credit agreement, the Company would be obligated to pay a prepayment premium equal to 1% of the outstanding borrowings under the Term B Loan at the date of such repricing.
4. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at March 31, 2007 or December 31, 2006. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. During the first three months of 2007, the Company issued 237,400, net of forfeitures, which vest ratably over a four-year period. Additionally during the first three months of 2007, Regent recorded treasury stock repurchases related to the forfeiture of 21,697 shares of stock by employees for the payment of withholding taxes related to the vesting of nonvested shares that were granted during the first quarter of 2006. During the first quarter of 2006, Regent issued 234,100 shares of common stock, which vest ratably over a four-year period.
     During the first three months of 2007 and 2006, Regent reissued 55,867 shares and 36,191 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Regent has a stock buyback program, approved by its Board of Directors, which allows the Company to repurchase up to $20 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock during the first three months of 2007 other than treasury shares related to stock-based compensation. During the first quarter of 2006, the Company repurchased 625,339 shares of common stock for an aggregate purchase price of approximately $2.8 million.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Regent’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which requires that a company perform annual impairment testing of goodwill and intangible assets determined to have an indefinite life. The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or at an earlier date if conditions exist that would indicate the possibility of an impairment issue.
Definite-lived Intangible Assets
     The Company’s definite-lived intangible assets, consisting primarily of non-competition agreements, pre-sold advertising contracts, employment and sports rights agreements, and advertiser relationships and lists, are amortized in accordance with the provisions of SFAS 142. Pre-sold advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement or similar arrangement. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$219	$43	$219	$24
Pre-sold advertising contracts	—	—	1,535	774
Sports right and employment agreements and advertiser lists and relationships	779	401	779	365

Total	$998	$444	$2,533	$1,163

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three months ended March 31, 2007 and 2006 was approximately $816,000 and $172,000, respectively. The estimated annual amortization expense for the years ending

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2007, 2008, 2009, 2010 and 2011 is approximately $997,000, $235,000, $124,000, $1,000 and $1,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the change in the carrying amount for the Company’s indefinite-lived intangible assets for the three-month period ended March 31, 2007 (in thousands):

Indefinite-lived
Intangible Assets
Balance as of December 31, 2006	$340,720
Acquisition-related adjustment	(159)
Acquisition of FCC licenses	4,953

Balance as of March 31, 2007	$345,514

     The acquisition-related adjustment consists of final adjustments to purchase price allocations of stations acquired in late 2006.
     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at March 31, 2007 and December 31, 2006.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the three-month period ended March 31, 2007 (in thousands):

Goodwill
Balance as of December 31, 2006	$43,655
Acquisition-related goodwill	45
Acquisition-related adjustment	159

Balance as of March 31, 2007	$43,859

     The acquisition-related adjustment consists of final adjustments to purchase price allocations of stations acquired in late 2006.
6. EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested at March 31, 2007. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
common stock, such as stock options and warrants were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At March 31, 2007, none of the Company’s 4,112,289 stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the three months ended March 31, 2007. At March 31, 2006, the Company had 4,269,039 stock options and 790,000 warrants outstanding, none of which had exercise prices less than the average market price of Regent common stock for the three months ended March 31, 2006. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be antidilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the three months ended March 31, 2007, approximately 38,000 incremental shares would have been included in the calculation of fully diluted earnings per share, had their inclusion not been antidilutive. For the three months ended March 31, 2006, there were no incremental shares included in the calculation of fully diluted earnings per share.

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
	(In thousands except per share data)
(Loss) income from continuing operations	$(1,205)	$64
Gain from discontinued operations, net of taxes	6	—

Net (loss) income	$(1,199)	$64

Basic and diluted (loss) income per common share:
(Loss) income from continuing operations	$(0.03)	$0.00
Gain on discontinued operations	—	—

Net (loss) income	$(0.03)	$0.00

Weighted average basic common shares	38,205	41,538
Dilutive effect of stock options, warrants and nonvested shares	—	—

Weighted average diluted common shares	38,205	41,538

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Executive Overview update
•	Effective February 23, 2007, we entered into an amendment to our credit agreement. The material terms of the amendment are a reduction of the Applicable Margin on Eurodollar Loans by 0.25%, and a reduction of the Applicable Margin on Base Rate Loans to 0.75%.

•	In January 2007, we completed the acquisition of WBZZ-FM (formerly WNYQ-FM), serving the Albany, New York market for approximately $4.9 million in cash, plus approximately $0.2 million related to transmitter site build-out expenditures and $0.1 million in acquisition-related costs. The new station is our second strongest signal in the region and we now own and operate five FM radio stations and one AM radio station in our second-largest market.

•	In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the $50.0 million Term A Loan and $115.0 million Term B Loan from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin.

•	On December 15, 2006, we completed the largest acquisition in Regent history, in terms of acquisition price, by acquiring substantially all of the broadcasting and intangible assets of five radio stations serving the Buffalo, New York market from CBS Radio Stations Inc. The stations acquired include three of the top five rated stations in the Buffalo market, which is currently our largest market. We have realized several benefits from this acquisition, including: low integration risk due to the sophistication of the seller; a more effective leveraging of corporate overhead across our radio portfolio; consistent and stable market growth over the past five years; excellent technical facilities; and product improvement opportunities on three of the five stations. In the first quarter we realized savings of redundant personnel expenses which we invested back into the promotion of the station franchises.

•	In September 2006, we consummated two strategic transactions in our Peoria, Illinois market, whereby we simultaneously divested three class A FM radio stations and purchased two class B FM radio stations, improving our competitive position by upgrading the strength of our signals. The net consideration paid as a result of the acquisition and disposition was approximately $9.0 million. While we have significantly improved our station facilities, there has been a certain degree of advertiser confusion in the market relative to radio station format changes, which has negatively impacted revenue for our Peoria stations over the last six months. We anticipate that as we progress through the balance of the year, that impact will be reduced.

•	In 2006, we launched Regent Interactive, an initiative focused on generating revenues through our stations' websites. While the revenue and operating income from Regent Interactive was immaterial to the Company in the first quarter of 2007, we are seeking to aggressively grow this business component through the remainder of 2007 and beyond.

•	We have contracted with Ibiquity Digital Corporation (“Ibiquity”) for the right to convert 60 of our stations to digital or high definition radio (“HD Radio”). The 60 stations that we will convert exclude the five Buffalo stations, which were converted prior to our ownership. Our contract with Ibiquity stipulates that we convert a predetermined number of our stations to HD Radio over a six-year period beginning in 2005. Since inception of our HD Radio rollout in 2005, we have converted 14 of our FM stations to HD Radio, for an aggregate cost of approximately $2.5 million. As of March 31, 2007, and including the Buffalo stations, we have 18 FM stations and one AM station broadcasting in HD. We expect to convert an additional seven FM stations in 2007, at a total cost of approximately $1.1 million, of which approximately $0.3 million was spent in the first quarter. The conversion to HD Radio will enable the stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services. To date there has been no economic benefit on our stations that have converted to HD Radio. Any future economic benefit to our stations as a result of digital conversion is not known at this time.

RESULTS OF OPERATIONS
     The key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our consolidated financial statements and the related footnotes included herein.
     Our financial results are seasonal. Historically, and as is typical in the radio broadcasting industry, we expect our first calendar quarter to produce the lowest revenues for the year. Our operating results in any period may be affected by advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.
     During 2006, we disposed of our Chico and Redding, California markets. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposals, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Accordingly, all results of operations for the first quarter of 2006 related to the Chico and Redding, California markets, including an allocated portion of interest expense, have been reclassified to discontinued operations.
Comparison of three months ended March 31, 2007 to three months ended March 31, 2006
     Results of continuing operations for the quarter ended March 31, 2007 compared to March 31, 2006 were impacted by several factors. Net revenue was positively impacted during the first quarter of 2007 due to the operations of the Buffalo, New York cluster, which we began operating effective October 1, 2006 under a local marketing agreement. Conversely, station operating expenses and interest expense were negatively impacted by the operating expenses of the Buffalo market and borrowings incurred under our credit agreement to fund the acquisition of Buffalo. Additionally, results were impacted by the acquisition and disposition of stations in our Peoria, Illinois market during the third quarter of 2006.
Net Broadcast Revenues
     Net broadcast revenues for Regent increased 28.8% to approximately $22.0 million in the first quarter of 2007 from approximately $17.1 million in the first quarter of 2006. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):
Net broadcast revenue variance:

	Increase in net
	broadcast	%
	revenue	Change
Local advertising	$3,828	27.3%
National advertising	674	33.8%
Barter revenue	203	35.3%
Other	222	43.4%

Net broadcast revenue variance	$4,927	28.8%

     The increase in the first quarter of 2007 in local advertising revenue of 27.3% and national advertising of 33.8% compared to 2006, was due primarily to increased revenue as a result of the Buffalo acquisition. Additionally, an increase in national advertising in our Bloomington, Illinois market was offset by a decrease in national advertising in our Albany, New York market, due primarily to lower ratings on our station that previously broadcast The Howard Stern Show.
Station Operating Expenses
     Station operating expenses increased 21.2%, to approximately $15.6 million in the first quarter of 2007 from approximately $12.9 million in the first quarter of 2006. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):
Station operating expense variance:

	Increase in
	station operating	%
	expenses	Change
Technical expense	$(210)	30.7%
Programming expense	(629)	15.7%
Promotion expense	(173)	30.9%
Sales expense	(1,013)	29.1%
Administrative expense	(629)	17.7%
Barter expense	(82)	13.6%

Station operating expense variance	$(2,736)	21.2%

     A significant portion of the $2.7 million expense increase was due to the results of the Buffalo stations, which we began operating October 1, 2006. The increase in technical expense was due primarily to increases in heat, light and power, equipment repair and rent expense, of which, approximately one-half was attributable to the Buffalo stations. The increase in programming expense was due primarily to increased compensation expense and music license fees as a result of the Buffalo acquisition, as well as increased Regent Interactive expenses. The increased promotion expense was primarily due to promotional expenses in our Buffalo market as well as expenses associated with the 2006 launch of two new stations in our Peoria, Illinois market. Sales expense increased due primarily to compensation costs related to increased revenue and increased rating service costs, both as a result of the Buffalo acquisition. Market administrative expense was higher due to increased overhead expense related to the Buffalo acquisition.
Depreciation and Amortization
     Depreciation and amortization expense increased 59.0%, to approximately $1.9 million in the first quarter of 2007 from approximately $1.2 million in 2006. The increase was due primarily to $0.7 million of amortization expense for pre-sold advertising contracts during the first quarter of 2007 related to the acquisition of the Buffalo cluster.

Corporate Expense
     Corporate general and administrative expense increased 13.8% to approximately $2.0 million in the first quarter of 2007 from approximately $1.8 million in 2006. The increase was primarily due to a combination of increased professional fees, more business travel and higher non-cash compensation expense related to the issuance of nonvested stock under the Company’s stockholder-approved incentive compensation plans.
Interest Expense
     Interest expense increased to approximately $4.1 million in 2007 from approximately $1.2 million in 2006. The increase was due to increased average outstanding balances under our current credit agreement in the first quarter of 2007 compared to outstanding balances under our former credit agreement during the first quarter of 2006. Additionally, interest rates were higher in the first quarter of 2007 compared to the first quarter of 2006 due to higher margins applicable to our borrowings under the new credit agreement. The increase in outstanding borrowings in the first quarter of 2007 was related primarily to $125.0 million of borrowings during the last half of 2006 to fund the purchase of our Buffalo, New York stations. Our average debt level in the first quarter of 2007 was approximately $216.0 million, compared to approximately $83.5 million in the first quarter of 2006.
Unrealized loss on derivatives, net of realized gain
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the $50.0 million Term A Loan and $115.0 million Term B Loan from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the applicable margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized gain (loss) on derivatives in the Consolidated Statements of Operations. In the first quarter of 2007, we recorded approximately $0.8 million of unrealized loss related to the change in the fair value of the swaps at March 31, 2007. Additionally, we recorded approximately $0.3 million of realized gain related to the favorable swap fixed rates compared to market rates.
Income Taxes
     We recorded an income tax benefit of approximately $0.9 million in the first quarter of 2007 on loss from continuing operations, which represented a 43.7% effective rate. The rate includes: a tax benefit at a 34% federal rate; a state tax rate, net of federal benefit, of 7.1%; and miscellaneous adjustments of 2.6%. We recorded income tax expense of approximately $47,000 in the first quarter of 2006 on income from continuing operations, which represented a 42.4% effective rate. The rate included tax expense at a 34% federal rate, a state tax rate, net of federal benefit, of 6.8% and miscellaneous adjustments of 1.6%.
Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of the Chico and Redding, California markets in 2006, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the periods ended March 31, 2007 and March 31, 2006 (in thousands):

	2007	2006
Net broadcast revenue	$—	$1,375
Station operating expense	(11)	1,230
Depreciation and amortization expense	—	95
Allocated interest expense	—	50

Gain before income taxes	11	—
Income tax expense	(5)	—

Net gain	$6	—

Same Station Results
     Our revenues are produced exclusively by our radio stations. While acquisitions have affected the comparability of our 2007 operating results to those of 2006, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those quarters. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income, net (loss) income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2007 and 2006 are listed in the table below (in thousands).
     Same station net revenue increased 1.5% in the first quarter of 2007 compared to the same period in 2006, due primarily to an increase in local revenue totaling approximately $0.2 million. The local revenue increase was due primarily to increases in our Albany, New York and Lafayette, Louisiana markets, partially offset by decreases in our El Paso, Texas and Bloomington, Illinois markets. The increases were due to a combination of improvements in the local economies, improved ratings and an influx of advertising dollars due to increased population in the Lafayette market. The decreases were due primarily to lower radio advertising revenue growth in the local economies of Bloomington and El Paso.

	2007	2006
Quarter 1	Net	Net	%
(61 stations in 13 markets)	Revenue	Revenue	Change

Net broadcast revenue	$22,045	$17,118
Less:
Non same station results(1)	4,507	33
Barter effect	778	575

Same station net broadcast revenue	$16,760	$16,510	1.5%

(1)	2007 results include stations owned in the first quarter of 2007, but not owned in the first quarter of 2006. The 2006 results include stations owned in the first quarter of 2006 but not the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     We believe the cash generated from operations and available borrowings under our credit agreement will be sufficient to meet our requirements for corporate expenses and capital expenditures in 2007, based on our projected operations and indebtedness and after giving effect to scheduled credit agreement commitment reductions. While we expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements, we expect that at the end of the life of our new credit agreement that we will need to refinance the outstanding debt, subject to market conditions at that date.
     Our cash and cash equivalents balance at March 31, 2007 was approximately $2.4 million compared to approximately $0.7 million at March 31, 2006. Cash balances between years fluctuate due to the timing of when cash is received and expenditures are made. We typically maintain a target cash balance of between one and two million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit agreement.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $114.7 million of our current outstanding loan balance from variable-rate to fixed-rate debt and two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert approximately $50.0 million from variable-rate to fixed-rate debt. In the first quarter of 2007, we realized a gain of approximately $0.3 million related to these agreements as a result of higher market interest rates compared to our fixed rates.
     While we are currently focused on reducing our leverage ratio to a lower level, we expect that we have sufficient access to funds to pursue our acquisition strategy in 2007 if we are able to find suitable acquisition targets at acceptable prices. We also anticipate that if we were to make an acquisition that would require borrowings in excess of our current borrowing capacity, we would be able to fund our such acquisitions by either refinancing our current credit agreement, or by obtaining financing through a variety of options available to us, including, but not limited to, access to public capital.
Sources of Funds
     In the first quarter of 2007, our sources of cash were derived from a combination of cash provided by operating activities and borrowings under our credit agreement.
     Net cash provided by operating activities decreased approximately 29.1% in the first quarter of 2007 to approximately $2.0 million, compared to approximately $2.8 million in 2006. The $0.8 million decrease was due primarily to increased interest charges related to increased outstanding debt balances, partially offset by station operating income provided by the Buffalo stations.
     Cash flows provided by financing activities were approximately $1.7 million in the first quarter of 2007, compared to cash flows used in financing activities of approximately $2.6 million in the first quarter of 2006. The change in financing activities primarily reflects the increased borrowings for the acquisition of WBZZ-FM in Albany in 2007. Additionally, the first quarter of 2006 included the repurchase of approximately $2.8 million of Regent common stock.

     At March 31, 2007, we had borrowings under the credit agreement of approximately $216.7 million, comprised of a $114.7 million Term B Loan, a $50.0 million Term A Loan, $52.0 million of revolver borrowings, and available borrowings of $23.0 million, subject to the terms and conditions of the facility. Borrowings under the credit agreement bore interest at an average rate of 7.12% and 5.47% at March 31, 2007 and March 31, 2006, respectively. Our weighted-average interest rate for the quarter ended March 31, 2007 and March 31, 2006 was 7.20% and 5.15%, respectively.
     Under the terms of our credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. At March 31, 2007, we were in compliance with the covenants and conditions of our credit agreement.
Uses of Funds
     In the first quarter of 2007, we utilized our sources of cash primarily to acquire a radio station, pay-down long-term debt and fund capital expenditures.
     Net cash used in investing activities was $5.5 million in the first quarter of 2007, compared to $0.4 million in the first quarter of 2006. Cash flows used to invest in radio properties were approximately $4.7 million in 2007, compared to cash flows used to invest in radio properties of $0.0 million in 2006.
     In early January 2007, we completed the acquisition of WBZZ-FM (formerly WNYQ-FM), serving the Albany, New York market for approximately $4.9 million in cash, of which approximately $0.5 million had been placed in escrow in 2006, plus approximately $0.2 million related to transmitter site build-out expenditures and approximately $0.1 million in acquisition-related costs. The acquisition was funded from a combination of cash on hand and borrowings under our credit agreement.
     We funded capital expenditures of approximately $0.8 million in the first quarter of 2007 compared to $0.4 million in the first quarter of 2006. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $0.5 million in 2007 compared to approximately $0.3 million in 2006. We had expenditures of approximately $0.3 million related to the conversion of certain of our FM radio stations to HD technology in the first quarter of 2007 compared to $0.1 million in 2006.
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
Off-Balance Sheet Financing Arrangements
     At March 31, 2007 there were warrants outstanding entitling the holders to purchase a total of 140,000 shares of our common stock at $5.00 per share. These warrants were issued in

1998 in connection with the Series A, B, and F convertible preferred stock issuances and expire ten years from the date of grant.
     We have no other off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on January 1, 2008, and are currently evaluating the impact on our financial position and results of operations, if any.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan portion of the credit agreement. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, which have effectively converted approximately $164.7 million of our current outstanding debt to a fixed rate. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus applicable margin. Based on our exposure to variable rate borrowings at March 31, 2007, a one percent (1%) change in the weighted average interest rate would change our annual interest by approximately $520,000.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2007, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
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
ITEM 1A. RISK FACTORS.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c)     Repurchases of stock

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet be
			Shares Purchased as	Purchased under
	Total Number of	Average Price Paid	Part of Publicly	the Plan (1)
Period	Shares Purchased	per Share	Announced Plan (1)	(in thousands)
January 1, 2007 – January 31, 2007	21,697 (2)	$2.81	0	$1,593
February 1, 2007 – February 28, 2007	0	—	0	$1,593
March 1, 2007 – March 31, 2007	0	—	0	$1,593
Total	21,697	$2.81	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through March 31, 2007, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during the first three months of 2007.

(2)	Represents shares of common stock forfeited for payment of employee withholding taxes related to the vesting of shares granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.
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

REGENT COMMUNICATIONS, INC.
Date: May 10, 2007	By:	/s/ William L. Stakelin
William L. Stakelin, President
and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos, Executive Vice
President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. adopted July 27, 2005 (previously filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of November 21, 2006 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4 to the Registrant’s Form 8-K filed November 28, 2006 and incorporated herein by this reference)

4(b)*	Amendment No. 1 to the Credit Agreement, dated as of February 23, 2007 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, with Regent has determined are not material) (previously filed as Exhibit 4(1) to the Registrants Form 8-K filed March 1, 2007 and incorporated here by this reference)

4(c)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

4(d)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-2