Form 10-Q
period 2007-06-30
REGENT COMMUNICATIONS INC
filed 2007-08-08
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
Common Stock, $.01 par value — 38,783,278 shares outstanding as of August 1, 2007

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Broadcast revenues, net of agency commissions	$26,392	$21,067	$48,437	$38,185

Station operating expenses	16,846	14,092	32,477	26,987
Depreciation and amortization	1,100	1,095	2,979	2,277
Corporate general and administrative expenses	2,048	1,656	4,062	3,425
Gain on sale of long-lived assets	(1)	(5)	(1)	(25)

Operating income	6,399	4,229	8,920	5,521

Interest expense	(4,293)	(1,339)	(8,417)	(2,564)
Realized and unrealized gain on derivatives	3,091	—	2,501	—
Other income, net	47	19	99	63

Income from continuing operations before income taxes	5,244	2,909	3,103	3,020
Income tax expense	(2,205)	(1,029)	(1,269)	(1,076)

Income from continuing operations	3,039	1,880	1,834	1,944
Gain on discontinued operations, net of income tax expense	1	132	7	132

Net income	$3,040	$2,012	$1,841	$2,076

Basic and diluted income per common share:

Income from continuing operations	$0.08	$0.05	$0.05	$0.05
Gain on discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.08	$0.05	$0.05	$0.05

Weighted average number of common shares:
Basic	38,282	40,593	38,244	41,063
Diluted	38,324	40,593	38,272	41,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,330	$4,250
Accounts receivable, net of allowance of $1,022 and $898 at June 30, 2007 and December 31, 2006, respectively	18,064	16,538
Other current assets	2,667	1,933

Total current assets	22,061	22,721

Property and equipment, net	37,084	36,753
Intangible assets, net	346,014	342,100
Goodwill	43,874	43,655
Other assets	7,735	6,416

Total assets	$456,768	$451,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,400	$1,150
Accounts payable	1,981	1,710
Accrued compensation	1,737	1,953
Other current liabilities	5,457	4,498

Total current liabilities	11,575	9,311

Long-term debt, less current portion	213,025	213,850
Other long-term liabilities	2,701	2,576
Deferred taxes	7,990	6,748

Total liabilities	235,291	232,485

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,603,542 and 48,344,292 shares issued at June 30, 2007 and December 31, 2006, respectively	486	483
Treasury stock, 9,869,738 and 9,953,216 shares, at cost, at June 30, 2007 and December 31, 2006, respectively	(52,604)	(53,099)
Additional paid-in capital	348,577	348,518
Accumulated deficit	(74,982)	(76,742)

Total stockholders’ equity	221,477	219,160

Total liabilities and stockholders’ equity	$456,768	$451,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$1,841	$2,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,979	2,439
Deferred income tax expense	1,243	1,142
Unrealized gain on derivatives	(1,999)	—
Non-cash compensation expense	564	408
Other, net	660	594
Changes in operating assets and liabilities, net of acquisitions in both years:
Accounts receivable	(1,878)	(1,411)
Other assets	(690)	(401)
Current and long-term liabilities	876	583

Net cash provided by operating activities	3,596	5,430

Cash flows from investing activities:
Acquisition of radio station assets, escrow deposits and related acquisition costs, net of cash acquired	(4,683)	(1,163)
Capital expenditures	(2,035)	(1,575)
Other	1	8

Net cash used in investing activities	(6,717)	(2,730)

Cash flows from financing activities:
Principal payments on long-term debt	(4,075)	(6,600)
Long-term debt borrowings	4,500	9,500
Treasury stock purchases	(82)	(5,102)
Payment of debt issuance costs	(190)	—
Other	48	40

Net cash provided by (used in) financing activities	201	(2,162)

Net (decrease) increase in cash and cash equivalents	(2,920)	538
Cash and cash equivalents at beginning of period	4,250	846

Cash and cash equivalents at end of period	$1,330	$1,384

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$48	$83
Accrued capital expenditures	$56	$323
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
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.8 million and $2.3 million for the three-month periods ended June 30, 2007 and 2006, respectively, and approximately $5.2 million and $4.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three- and six-month periods ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Barter revenue	$836	$801	$1,614	$1,377
Barter expense	$908	$894	$1,593	$1,497

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Comprehensive Income
     The following table shows the components of comprehensive income for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$3,040	$2,012	$1,841	$2,076
Loss on cash flow hedge, net of income taxes	—	(63)	—	(94)

Comprehensive income	$3,040	$1,949	$1,841	$1,982

     All outstanding interest rate swaps at June 30, 2007 are considered free-standing derivatives. As such, the fair value of each swap is recorded as an asset or a liability on the Company’s balance sheet (included in Other Assets), with any resulting change in value recorded as a component of net income. At June 30, 2006, swap agreements entered into in conjunction with the Company’s former credit agreement were classified as cash-flow hedges, whereby the changes in market value were recorded as a component of comprehensive income.
Stock-based Compensation Plans
     The Company follows the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) for share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. During the first six months of 2007 and 2006, the Company issued 247,200 and 234,100, respectively, nonvested shares as a component of compensation to employees in lieu of stock options under The Regent Communications, Inc. 2005 Incentive Compensation Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. Generally, the nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first six months of 2007 and 2006, the Company recorded approximately $270,000 and $135,000, respectively, of expense related to the nonvested share awards, of which approximately $163,000 and $68,000 was recorded during the second quarters of 2007 and 2006, respectively. At June 30, 2007, deferred compensation expense related to the nonvested shares was approximately $1.2 million, which will be recognized over the remaining vesting period. At June 30, 2007, 397,125 nonvested shares remained outstanding under the plan, with a weighted average remaining vesting period of approximately 3.1 years. During the first six months of 2007, 7,950 nonvested shares granted under the plan were forfeited.
     During the first six months of 2007 and 2006, the Company issued 20,000 and 30,000, respectively, nonvested shares of Regent common stock to its non-management directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The value of each

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first six months of 2007 and 2006, the Company recorded approximately $15,000 and $5,000, respectively, of expense related to the nonvested share awards, of which approximately $10,000 and $5,000 was recorded during the second quarters of 2007 and 2006, respectively. At June 30, 2007, deferred compensation expense related to the nonvested shares was approximately $126,000, which will be recognized over the remaining 3.4 years of the vesting period. At June 30, 2007, 35,000 nonvested shares remained under the plan. Through June 30, 2007, 10,000 nonvested shares granted under the plan were forfeited.
     Under the provisions of SFAS 123R, the Company is also required to record compensation expense related to shares issued under the Company’s Employee Stock Purchase Plan. For the three- and six-month periods ended June 30, 2007, the Company recorded approximately $8,000 and $18,000, respectively, of compensation expense related to its Employee Stock Purchase Plan. For the three- and six-month periods ended June 30, 2006, the Company recorded approximately $8,000 and $19,000, respectively, of compensation expense related to its Employee Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first six months of 2007 was $0.53, based upon a weighted average volatility of 37.9%, a weighted average risk-free interest rate of 5.05%, an average life of three months, and no dividends. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first six months of 2006 was $0.83, based upon a weighted average volatility of 36.3%, a weighted average risk-free interest rate of 4.39%, an average life of three months, and no dividends.
     The Company had no unvested stock options at the date that SFAS 123R was implemented. There were no stock options granted during the first six months of 2007 or 2006. During the first six months of 2007, 79,250 stock options with a weighted-average exercise price of $6.30 were terminated due to forfeiture or expiration. During the first six months of 2006, 11,500 stock options with a weighted-average exercise price of $6.49 were terminated due to forfeiture or expiration. The intrinsic value of all outstanding stock options was zero at June 30, 2007. See Regent’s 2006 Annual Report on Form 10-K for other disclosures of all outstanding awards.
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company.
     Selected financial information related to discontinued operations for the three- and six-month periods ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net broadcast revenue	$—	$1,733	$—	$3,108
Depreciation and amortization expense	$—	$67	$—	$162
Allocated interest expense	$—	$54	$—	$104
Gain before income taxes	$1	$229	$12	$230
Investments in Equity and Debt Marketable Securities
Equity Securities
     The Company has classified its investments in marketable equity securities, primarily mutual funds, as trading securities, which are reported at fair value, with changes in fair value recorded in consolidated net income (loss). The fair value of marketable securities is estimated based on quoted market prices for those securities. The marketable securities are included in other current assets.
Debt Securities
     In connection with Regent’s 2006 sale of three radio stations in Peoria, Illinois, the Company received a note receivable for $925,000 of the $2.8 million purchase price. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intent and ability to hold the investment to maturity, Regent has classified the debt security as held-to-maturity and accounts for the investment at cost. Additionally, the Company routinely assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as a component of expense in the Condensed Consolidated Statements of Operations. As of June 30, 2007, the cost of the debt security approximated the fair value.
Income Taxes
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1,

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2007. FIN 48 creates a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. Income tax uncertainties had previously been accounted for under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As a result of the implementation of FIN 48, the Company recorded approximately $81,000 in additional liabilities for unrecognized tax benefits, which amount was recorded as an adjustment to beginning retained earnings at January 1, 2007. At January 1, 2007, and June 30, 2007, the liability for uncertain tax positions was approximately $427,000 and was recorded as a component of other long-term liabilities. Of this amount, approximately $39,000 represented accrued interest. Regent recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $427,000, which includes interest of approximately $39,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within 12 months of the reporting date.
     The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is no longer subject to United States federal examinations by tax authorities for years prior to 2003 and for state and local income tax examinations by tax authorities for years prior to 2002.
     The Company recorded income taxes on continuing operations at an effective rate of 42.0% and 40.9% for the three- and six-month periods ended June 30, 2007. During the second quarter of 2007, the Company recorded a reduction in state income tax expense, in part due to an enacted tax rate reduction in the State of New York. For the three- and six-month periods ended June 30, 2006, Regent recorded income taxes on continuing operations at an effective rate of 35.4% and 35.6%.
2. ACQUISITIONS
     On January 4, 2007, the Company completed the acquisition of substantially all of the broadcasting and intangible assets of WBZZ-FM (formerly WNYQ-FM), serving the Albany, New York market, from Vox New York, LLC and related entities for $4.9 million in cash, plus payment of approximately $212,000 of transmitter-site related build-out expenditures and approximately $51,000 of acquisition-related costs. In 2006, Regent placed $490,000 of the purchase price in escrow to secure its obligation under the asset purchase agreement. The Company has allocated approximately $0.2 million of the purchase price to fixed assets and approximately $5.0 million to FCC licenses.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. LONG-TERM DEBT
     Long-term debt consisted of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Senior secured Term A Loan	$50,000	$50,000
Senior secured Term B Loan	114,425	115,000
Senior secured revolving credit facility	51,000	50,000

	215,425	215,000
Less: current portion of long-term debt	(2,400)	(1,150)

	$213,025	$213,850

     Borrowings under the credit facility bore interest at an average rate of 7.48% at June 30, 2007 and 6.81% at December 31, 2006.
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
4. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at June 30, 2007 or December 31, 2006. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. During the first six months of 2007 and 2006, Regent granted 247,200 and 234,100 shares, respectively, of nonvested common stock, which vests ratably over a four-year period. At June 30, 2007, there were 397,125 nonvested shares outstanding under the plan.
     In May 2006, the Company began issuing grants of nonvested stock to directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. During the first six months of 2007 and 2006, the Company granted 20,000 and 30,000 shares, respectively, of nonvested common stock, which vests ratably over a four-year period. At June 30, 2007, there were 35,000 nonvested shares outstanding under the plan
     During the first six months of 2007 and 2006, Regent reissued 111,416 shares and 78,465 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to employee

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $20 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock during the first six months of 2007 other than treasury shares related to stock-based compensation, and at June 30, 2007, there was $1.6 million of board-authorized capacity for future repurchases. During the first six months of 2006, the Company repurchased 1,145,899 shares of common stock for an aggregate purchase price of approximately $5.1 million.
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
Definite-lived Intangible Assets
     The Company’s definite-lived intangible assets, consisting primarily of non-competition agreements, pre-sold advertising contracts, employment and sports rights agreements, and advertiser relationships and lists, are amortized in accordance with the provisions of SFAS 142. Pre-sold advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement or similar arrangement. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$219	$61	$219	$24
Pre-sold advertising contracts	—	—	1,535	774
Sports right and employment agreements and advertiser lists and relationships	779	447	779	365

Total	$998	$508	$2,533	$1,163

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three months ended June 30, 2007 and 2006 was approximately $64,000 and $121,000, respectively. For the six months ended June 30, 2007 and 2006, aggregate amortization expense was approximately $880,000 and $293,000, respectively. The estimated annual amortization expense for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is approximately $997,000, $235,000, $123,000, $1,000 and $1,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the change in the carrying amount for the Company’s indefinite-lived intangible assets for the six-month period ended June 30, 2007 (in thousands):

Indefinite-lived
Intangible Assets
Balance as of December 31, 2006	$340,720
Acquisition-related adjustment	(159)
Acquisition of FCC licenses	4,953

Balance as of June 30, 2007	$345,514

     The acquisition-related adjustment consists of final adjustments to purchase price allocations of stations acquired in late 2006.
     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at June 30, 2007 and December 31, 2006.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the three-month period ended June 30, 2007 (in thousands):

Goodwill
Balance as of December 31, 2006	$43,655
Acquisition-related goodwill	60
Acquisition-related adjustment	159

Balance as of June 30, 2007	$43,874

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2006 Directors Equity Compensation Plan that were not vested at June 30, 2007. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants, were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At June 30, 2007, none of the Company’s 4,089,789 stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the three or six months ended June 30, 2007. At June 30, 2006, none of the Company’s 4,258,539 stock options and 790,000 outstanding warrants had exercise prices less than the average market price of Regent common stock for the three or six months ended June 30, 2006. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be antidilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the three and six months ended June 30, 2007, approximately 42,137 and 28,045, respectively, of incremental shares have been included in the calculation of fully diluted earnings per share. For the three and six months ended June 30, 2006, approximately 0 and 1,000, respectively, of incremental shares were included in the calculation of fully diluted earnings per share.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(in thousands, except per share amounts)
Income from continuing operations	$3,039	$1,880	$1,834	$1,944
Gain on discontinued operations, net of taxes	1	132	7	132

Net income	$3,040	$2,012	$1,841	$2,076

Basic and diluted net income per common share:
Income from continuing operations	$0.08	$0.05	$0.05	$0.05
Gain on discontinued operations	0.00	0.00	0.00	0.00

Net income	$0.08	$0.05	$0.05	$0.05

Weighted average basic common shares	38,282	40,593	38,244	41,063
Dilutive effect of stock options, warrants and nonvested shares	42	—	28	1

Weighted average diluted common shares	38,324	40,593	38,272	41,064

Stock options and warrants to purchase shares of common stock assumed exercised and nonvested shares included in the calculation of diluted net income per share:

Stock options	—	—	—	—
Warrants	—	—	—	—
Nonvested shares	42	—	28	1
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular: increased competition for attractive radio properties and advertising dollars; increased competition from emerging technologies; fluctuations in the cost of operating radio properties; our ability to effectively integrate our acquisitions; potential costs relating to stockholder demands; changes in the regulatory climate affecting radio broadcast companies; and cancellations, disruptions or postponements of advertising schedules in response to national or world events. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission (SEC). These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.
Executive Overview update
•	Subsequent to the relatively modest gains that radio operators experienced during the first quarter of 2007, radio analysts have projected second quarter growth at flat to down 1%. The Radio Advertising Bureau reported a 2% increase in overall radio revenues for April, a 1% decrease for May, and an expectation that June would pace flat to up 1%. Regent same station net broadcast revenues for the second quarter of 2007 increased 1.4% over the same period of 2006, with increases in the middle single digits in our Albany, New York, Evansville, Indiana, Flint, Michigan, Lafayette, Louisiana, St. Cloud, Minnesota, and Watertown, New York markets. These increases were partially offset by decreases in the Bloomington, Illinois, Ft. Collins, Colorado, Grand Rapids, Michigan, and Peoria, Illinois markets.

•	Effective February 23, 2007, we entered into an amendment to our credit agreement. The material terms of the amendment are a reduction of the Applicable Margin on Eurodollar Loans to 2.25%, and a reduction of the Applicable Margin on Base Rate Loans to 0.75%.

•	In January 2007, we completed the acquisition of WBZZ-FM (formerly WNYQ-FM), serving the Albany, New York market for $4.9 million in cash, plus approximately $0.2 million related to transmitter site build-out expenditures and $0.1 million in acquisition-related costs. The new station is our second strongest signal in the region and we now own and operate five FM radio stations and one AM radio station in our second-largest market. Local sales in Albany benefited from the strategic realignment of frequencies in conjunction with the purchase of WBZZ-FM. This realignment resulted in an improved signal for our Hot AC format station, which resulted in higher advertiser demand. Additionally, we were able to increase spot rates on our sports format station due to the relocation of the format from an AM frequency to an FM frequency.

•	In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the $50.0 million Term A Loan and $114.4 million Term B Loan from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin.

•	On December 15, 2006, we completed the largest acquisition in Regent history, in terms of acquisition price, by acquiring substantially all of the broadcasting and intangible assets of five radio stations serving the Buffalo, New York market from CBS Radio Stations Inc. Buffalo is currently our largest market, and the stations acquired include three of the top five rated stations in the market. We believe we have the potential to realize several benefits from this acquisition, including: low integration risk due to the sophistication of the seller; a more effective leveraging of corporate overhead across our radio portfolio; consistent and stable market growth over the past five years; excellent technical facilities; and product improvement opportunities on three of the five stations. Buffalo market revenue has decreased by approximately 1% for both the second quarter and year to date from the same periods in 2006. However, while the market has been trending downward slightly, our stations have been performing at the levels we anticipated at the acquisition date. Additionally, during the first quarter of 2007, we realized savings on redundant personnel expenses, which we invested back into the promotion of the station franchises.

•	In September 2006, we consummated two strategic transactions in our Peoria, Illinois market, whereby we simultaneously divested three class A FM radio stations and purchased two class B FM radio stations, improving our competitive position by upgrading the strength of our broadcast signals. The net consideration paid as a result of the acquisition and disposition was approximately $9.0 million. Due to our investment in the upgrade of these properties, our alternative rock format station has achieved its highest Arbitron rating ever in its targeted demographic range, with our newly-purchased rhythmic AC station occupying the number two ratings position in the same demographic range. We anticipate that we will capitalize on our dominant ratings position throughout the remainder of 2007.

•	In 2006, we launched Regent Interactive, an initiative focused on generating revenues through our stations’ websites. While the revenue and operating income from Regent Interactive was immaterial to the Company in the first six months of 2007, we are seeking to aggressively grow this business component through the remainder of 2007 and beyond.

•	We have contracted with Ibiquity Digital Corporation (“Ibiquity”) for the right to convert 60 of our stations to digital or high definition radio (“HD Radio”). The 60 stations that we will convert exclude the five Buffalo stations, which were converted prior to our ownership. Our contract with Ibiquity stipulates that we convert a predetermined number of our stations to HD Radio over a six-year period beginning in 2005. Since inception of our HD Radio rollout in 2005, we have converted 16 of our FM stations to HD Radio, for an aggregate cost of approximately $2.9 million. As of June 30, 2007, and including the Buffalo stations, we have 20 FM stations and one AM station broadcasting in HD. We expect to convert an additional four FM stations in 2007, at a total cost of approximately $1.1 million for all of the 2007 conversions, of which approximately $0.8 million was spent in the first six months. The conversion to HD Radio will enable the stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services. To date there has been no measurable economic benefit to our stations that have converted to HD Radio. Any future economic benefit to our stations as a result of digital conversion is not known at this time.
RESULTS OF OPERATIONS
     The key factors that have affected our business are discussed and analyzed in the following paragraphs. This commentary should be read in conjunction with our condensed consolidated financial statements and the related footnotes included herein.
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
     During 2006, we disposed of our Chico and Redding, California markets. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposals, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Accordingly, all results of operations for the first six months of 2006 related to the Chico and Redding, California markets, including an allocated portion of interest expense, have been reclassified to discontinued operations.
Comparison of three months ended June 30, 2007 to three months ended June 30, 2006
     Results of continuing operations for the quarter ended June 30, 2007 compared to June 30, 2006 were impacted by several factors. Net revenue was positively impacted during the second quarter of 2007 due to the operations of the Buffalo, New York cluster, which we began operating effective October 1, 2006 under a local marketing agreement. Conversely, station operating expenses and interest expense were negatively impacted by the operating expenses of the Buffalo market and borrowings incurred under our credit agreement to fund the acquisition of Buffalo. Additionally, results were impacted by the acquisition and disposition of stations in our

Peoria, Illinois market during the third quarter of 2006 and the acquisition of WBZZ-FM in our Albany, New York market in the first quarter of 2007.
Net Broadcast Revenues
     Net broadcast revenues for Regent increased 25.3% to approximately $26.4 million in the second quarter of 2007 from approximately $21.1 million in the second quarter of 2006. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):
Net broadcast revenue variance:

	Increase in net
	broadcast	%
	revenue	Change
Local revenue	$4,161	24.0%
National revenue	835	34.3%
Barter revenue	35	4.4%
Other	294	59.7%

Net broadcast revenue variance	$5,325	25.3%

     The increase during the second quarter of 2007 in local advertising revenue of 24.0% and national advertising revenue of 34.3% compared to 2006 was due primarily to increased revenue as a result of the Buffalo acquisition. The remaining increase in local revenue was attributable primarily to increases in local advertising revenue in the Lafayette, Louisiana, Albany, New York, and Peoria, Illinois markets, offset partially by decreases in the Bloomington, Illinois and Grand Rapids, Michigan markets. The Lafayette market continued to benefit from advertisers reallocating their regional marketing budgets into Lafayette to reach the additional population that relocated from New Orleans and other hurricane-affected areas. Local sales in Albany benefited from the market’s strategic realignment during the first quarter of 2007. The Peoria market benefited from additional local revenue due to their 2006 station acquisitions. The decrease in local advertising revenue in the Grand Rapids market was due primarily to lower radio advertising revenue growth in the local economy. Bloomington experienced decreases in their local business due primarily to the transition of certain agriculture advertisers from local business to national business. National advertising revenue increased during the second quarter primarily due to increases in the Flint, Michigan and Evansville, Indiana markets, which benefited from strong market conditions. Other revenue increased primarily due to the results of the Buffalo market.
Station Operating Expenses
     Station operating expenses increased 19.5%, to approximately $16.8 million in the second quarter of 2007 from approximately $14.1 million in the second quarter of 2006. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):

Station operating expense variance:

	Increase in
	station operating	%
	expense	Change
Technical expense	$(185)	27.3%
Programming expense	(637)	16.5%
Promotion expense	(213)	19.4%
Interactive expense	(181)	N/A
Sales expense	(923)	22.3%
Administrative expense	(601)	17.6%
Barter expense	(14)	1.6%

Station operating expense variance	$(2,754)	19.5%

     A significant portion of the $2.8 million expense increase was due to the results of the Buffalo stations, which we began operating October 1, 2006 under a local marketing agreement. Excluding the impact of the Buffalo stations, station operating expense increased primarily in the programming and interactive departments. The increase in programming expense is primarily due to increased compensation-related costs and music license fees for our new stations in Albany, New York and Peoria, Illinois. Interactive expenses increased due to the launch of our interactive initiative, which utilizes the market websites as a medium for the sale of additional broadcast advertising.
Depreciation and Amortization
     Depreciation and amortization expense was approximately $1.1 million for both the second quarter of 2007 and 2006. Increases in depreciation expense related to the Buffalo, Albany and Peoria acquisitions were partially offset by decreases in our El Paso, Bloomington, and Watertown markets, as assets acquired in the purchase of these markets are now fully depreciated. Additionally, amortization expense for the Bloomington market decreased by approximately $0.1 million due to certain definite-lived intangible assets that are now fully amortized.
Corporate Expense
     Corporate general and administrative expense increased 23.7% to approximately $2.0 million in the second quarter of 2007 from approximately $1.7 million in the same quarter of 2006. The increase was due primarily to increases in salary expense and increased non-cash compensation related to the Company’s grants of nonvested stock. Salary expense increased primarily due to the recognition of salary costs under the terms of an employment agreement for an employee’s retirement. In conjunction with the employee’s retirement, recognition of the stock compensation expense related to the nonvested shares of stock previously awarded to the employee was accelerated. In addition, stock compensation expense increased due to the annual grant of nonvested shares of Regent common stock during the first quarter of 2007.
Interest Expense
     Interest expense increased to approximately $4.3 million in 2007 from approximately $1.3 million in 2006. The $3.0 million increase was due to increased average outstanding borrowings under our current credit agreement during the second quarter of 2007 compared to outstanding borrowings under our former credit agreement during the comparable 2006 period. Additionally, interest rates were higher in the second quarter of 2007 compared to the same period in 2006, due in part to higher margins applicable to our borrowings under the new credit agreement. The increase in outstanding borrowings in 2007 was related primarily to $125.0 million of borrowings during the last quarter of 2006 to fund the purchase of our Buffalo, New York stations. Our average debt level in the second quarter of 2007 was approximately $214.8 million, compared to approximately $87.1 million in the second quarter of 2006.
Realized and unrealized gain on derivatives
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the $50.0 million Term A Loan and $114.4 million Term B Loan from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized gain on derivatives in the Condensed Consolidated Statements of Operations. We recorded approximately $2.8 million of unrealized gain related to the change in the fair value of the swaps during the quarter ended June 30, 2007. Additionally, we recorded approximately $0.2 million of realized gain during the quarter related to the favorable swap fixed rates compared to market rates.
Income Taxes
     We recorded income tax expense of approximately $2.2 million in the second quarter of 2007, which represented a 42.0% effective rate. The rate includes: a 34% federal tax rate; a state tax rate, net of federal benefit, of 7.1%; and miscellaneous adjustments of 0.9%. We recorded income tax expense of approximately $1.0 million in the second quarter of 2006 on income from continuing operations, which represented a 35.4% effective tax rate. The rate included tax expense at a 34% federal rate, a state tax rate, net of federal benefit, of 7.0% and miscellaneous adjustments of 1.4%. The recorded state income tax expense in 2006 was offset by an income tax benefit of approximately $200,000 recorded during the second quarter of 2006 as a result of a legislative change in the State of Texas, resulting in a total effective rate of 35.4% for the quarter.
Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of the Chico and Redding, California markets in 2006, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the quarters ended June 30, 2007 and June 30, 2006 (in thousands):

	2007	2006
Net broadcast revenue	$—	$1,733
Station operating expense	1	1,383
Depreciation and amortization expense	—	67
Allocated interest expense	—	54
Other income	2	—

Gain before income taxes	1	229
Income tax expense	—	97

Net gain	$1	132

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
     Same station net revenue increased 1.4% in the second quarter of 2007 compared to the same period in 2006, due primarily to increases in local revenue, and to a lesser degree, increases in national revenue. The local revenue increase was due primarily to increases in our Albany, New York and Lafayette, Louisiana markets, partially offset by decreases in our Bloomington, Illinois and Grand Rapids, Michigan markets. The Lafayette market continued to benefit from advertisers reallocating their regional marketing budgets into Lafayette to reach the increased population in the region. Local sales in Albany benefited from the market’s strategic realignment of frequencies in conjunction with the purchase of WBZZ-FM during the first quarter of 2007. The decrease in local advertising revenue in the Grand Rapids market was due primarily to lower radio advertising revenue growth in the local economy. Bloomington experienced decreases in their local business due primarily to the transition of certain agriculture advertisers from local business to national business.

	2007	2006
Quarter 2	Net	Net	%
(61 stations in 13 markets)	Revenue	Revenue	Change
Net broadcast revenue	$26,392	$21,067
Less:
Non same station results(1)	5,024	25
Barter effect	836	801

Same station net broadcast revenue	$20,532	$20,241	1.4%

(1) 2007 results include stations owned in the second quarter of 2007, but not owned in the second quarter of 2006. The 2006 results include stations owned in the second quarter of 2006 but not the second quarter of 2007.

Comparison of six months ended June 30, 2007 to six months ended June 30, 2006
Net Broadcast Revenues
     Net broadcast revenues of approximately $48.4 million increased 26.8% in the first six months of 2007 compared to the same period in 2006. The table below provides a summary of the net broadcast revenue variance for the comparable six-month periods (in thousands):
Net broadcast revenue variance:

	Increase in net
	broadcast	%
	revenue	Change
Local revenue	$7,989	25.5%
National revenue	1,510	34.0%
Barter revenue	237	17.2%
Other	516	51.4%

Net broadcast revenue variance	$10,252	26.8%

     The increase in local advertising of 25.5% for the first six months of 2007 compared to the same period in 2006 was due primarily to the results of the Buffalo stations, which we began operating in October 2006 under a local marketing agreement. The remaining increase was due primarily to increases in our Lafayette, Louisiana, and Albany, New York markets, offset partially by decreases in Bloomington, Illinois and Grand Rapids, Michigan. The Lafayette market continued to benefit from advertisers reallocating their regional marketing budgets into Lafayette to reach the additional population relocated from New Orleans and other hurricane-affected areas. Local sales in Albany benefited from the market’s strategic realignment of frequencies in conjunction with the purchase of WBZZ-FM during the first quarter of 2007. The Grand Rapids market experienced a general economic downturn which contributed to the decrease in their local revenue, combined with the cancellation in 2007 of a non-traditional revenue event that had been held in the previous year. National revenue increased primarily due to the acquisition of the Buffalo stations. Excluding the effect of the Buffalo stations, national revenue increased primarily in the Bloomington, Illinois and Evansville, Indiana markets. Bloomington experienced a shift in agricultural customers from local business to national representation, as well as strong ratings that contributed to the increase in national business. Evansville benefited from an overall strengthening in the local economy. The increase in other revenue is due primarily to the results of the Buffalo stations.
Station Operating Expenses
     Station operating expenses increased 20.3%, to approximately $32.5 million in 2007 from approximately $27.0 million in 2006. The table below provides a summary of the station operating expense variance for the comparable six-month periods (in thousands):

Station operating expense variance:

	Increase in
	station operating	%
	expenses	Change
Technical expense	$(394)	29.0%
Programming expense	(1,199)	15.2%
Promotion expense	(386)	23.3%
Interactive expense	(249)	N/A
Sales expense	(1,936)	25.4%
Administrative expense	(1,230)	17.7%
Barter expense	(96)	6.4%

Station operating expense variance	$(5,490)	20.3%

     The increases in all departmental expenses are due primarily to the results of the Buffalo stations. In addition, technical expenses increased due to additional rent expense, primarily related to technical facilities for the new stations purchased in Peoria, Illinois and Albany, New York during late 2006 and early 2007, respectively, and equipment repairs during the first six months of 2007. The increase in programming expense was due primarily to increased compensation-related expenses for the staffing of our new stations in Albany and Peoria and increased music license fees related to the new stations. The increases were partially offset by decreases in research costs in 2007, as research projects that were undertaken in 2006 related to the purchase of new stations and the implementation of new formats were not repeated in the current year. Additionally, programming costs in 2006 included syndication fees for “The Bob and Tom Show,” which was replaced in 2006 with our own local content. The increased promotion expense was due primarily to increased advertising in Albany, New York to increase awareness of our new format and morning show, and in Peoria, Illinois to respond to format challenges by local competitors and to promote our new stations. Interactive expenses increased due to the launch of our interactive initiative during the 2007 year. The sales expense increase was due primarily to increased compensation-related costs due to increased revenue and the addition of new stations and rating service expenses related to the purchase of new stations. The increases were partially offset by savings in non-traditional revenue event expenses due to the elimination of an event in the Grand Rapids market. Administrative expense was higher due to increased cash and non-cash compensation expense, building maintenance expense, and utility costs, offset partially by savings in property taxes, liability insurance and workers compensation expense.
Depreciation and Amortization
     Depreciation and amortization expense increased 30.8%, from approximately $2.3 million in 2006 to approximately $3.0 million in 2007. The increase is due primarily to increased amortization expense recorded during the first quarter of 2007 related to the amortization of definite-lived intangible assets acquired with the purchase of the Buffalo stations and Peoria stations during the latter half of 2006. Depreciation expense increased during 2007, primarily due to the acquisition of the Buffalo stations, offset partially by lower depreciation expense in El Paso, Texas, Flint, Michigan, St. Cloud, Minnesota, and Utica and Watertown, New York, as many assets acquired in the purchase of these markets are now fully depreciated.

Corporate Expense
     Corporate general and administrative expense increased 18.6% from approximately $3.4 million in 2006 to approximately $4.1 million in 2007. The increase was due primarily to increases in salary expense and increased non-cash compensation expense related to the grant of nonvested stock, and to a lesser extent, increased professional fees, and increased business travel. Salary expense increased primarily due to the recognition of salary costs under the terms of an employment agreement for an employee’s retirement. In conjunction with the employee’s retirement, recognition of the stock compensation expense related to the nonvested shares of stock previously awarded to the employee was accelerated. In addition, stock compensation expense increased due to the annual grant of nonvested shares of Regent common stock during the first quarter of 2007.
Interest Expense
     Interest expense increased approximately $5.8 million, from approximately $2.6 million in 2006 to approximately $8.4 million in 2007. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit agreement balances in 2007 compared to 2006, primarily to fund the acquisitions of the Buffalo, New York, Peoria, Illinois and Albany, New York stations.
Realized and unrealized gain on derivatives
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the $50.0 million Term A Loan and $114.4 million Term B Loan from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized gain on derivatives in the Condensed Consolidated Statements of Operations. We recorded approximately $2.0 million of unrealized gain related to the change in the fair value of the swaps during the six months ended June 30, 2007. Additionally, we recorded approximately $0.5 million of realized gain for the same period related to the favorable swap fixed rates compared to market rates.
Income Taxes
     We recorded income tax expense of approximately $1.3 million for the first six months of 2007, which represented a 40.9% effective rate. Income tax expense was recorded at the federal statutory rate of 34% for the first six months of both 2007 and 2006. State income taxes, net of federal benefit, were recorded at 5.4% and 7.0% for the first six months of 2007 and 2006, respectively. Income tax expense for the first six months of 2007 and 2006 also included 1.5% and 1.4%, respectively, of miscellaneous tax expense. The recorded state income tax expense in 2006 was offset by an income tax benefit of approximately $200,000 recorded during the second quarter of 2006 as a result of a legislative change in the State of Texas, resulting in a total effective rate of 35.6% for the six months ended June 30, 2006.
Discontinued operations
     We applied the provisions of SFAS 144 to the disposal of the Chico and Redding, California markets in 2006, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the six months ended June 30, 2007 and June 30, 2006 (in thousands):

	2007	2006
Net broadcast revenue	$—	$3,108
Station operating expense	(10)	2,612
Depreciation and amortization expense	—	162
Allocated interest expense	—	104
Other income	2	—

Gain before income taxes	12	230
Income tax expense	5	98

Net gain	$7	$132

LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     We believe the cash generated from operations and available borrowings under our credit agreement will be sufficient to meet our requirements for corporate expenses and capital expenditures over the next 12 months, based on our projected operations and indebtedness and after giving effect to scheduled credit agreement commitment reductions. While we expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements, we expect that at the end of the life of our current credit agreement that we will need to refinance the outstanding debt, subject to market conditions at that date.
     Our cash and cash equivalents balance at June 30, 2007 was approximately $1.3 million compared to approximately $1.4 million at June 30, 2006. Cash balances between years fluctuate due to the timing of when cash is received and expenditures are made. We typically maintain a target cash balance of between one and two million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit agreement.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $114.4 million of our current outstanding loan balance from variable-rate to fixed-rate debt and two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert approximately $50.0 million from variable-rate to fixed-rate debt. During the first six months of 2007, we realized a gain of approximately $0.5 million related to these agreements as a result of higher market interest rates compared to our fixed rates.
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
Sources of Funds
     In the first six months of 2007, our sources of cash were derived primarily from a combination of cash provided by operating activities and borrowings under our credit agreement.
     Net cash provided by operating activities decreased approximately 33.8% in the first six months of 2007 to approximately $3.6 million, compared to approximately $5.4 million in 2006. The $1.8 million decrease was due primarily to increased interest charges related to increased outstanding debt balances, partially offset by station operating income provided by the Buffalo stations.
     Cash flows provided by financing activities were approximately $0.2 million in the first six months of 2007, compared to cash flows used in financing activities of approximately $2.2 million in the comparable 2006 period. The change in financing activities primarily reflects the repurchase of approximately $5.1 million of Regent common stock during the first two quarters of 2006, offset partially by lower borrowings under the credit agreement in 2007.
     At June 30, 2007, we had borrowings under the credit agreement of approximately $215.4 million, comprised of a $114.4 million Term B Loan, a $50.0 million Term A Loan, $51.0 million of revolver borrowings, and available borrowings of $24.0 million, subject to the terms and conditions of the facility. Borrowings under the credit agreement bore interest at an average rate of 7.48% and 6.43% at June 30, 2007 and June 30, 2006, respectively. Our weighted-average interest rate for the quarters ended June 30, 2007 and June 30, 2006 was 7.53% and 5.37%, respectively.
     Under the terms of our credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. At June 30, 2007, we were in compliance with the covenants and conditions of our credit agreement.
Uses of Funds
     In the first six months of 2007, we utilized our sources of cash primarily to acquire a radio station, pay-down long-term debt and fund capital expenditures.
     Net cash used in investing activities was approximately $6.7 million for the first six months of 2007, compared to approximately $2.7 million for the first six months of 2006. Cash flows used to invest in radio properties were approximately $4.7 million in 2007, compared to cash flows used to invest in radio properties of approximately $1.2 million in 2006, which amount included escrow deposits of approximately $1.1 million to secure our obligations under asset purchase agreements for the acquisition of radio stations in Peoria, Illinois and Albany, New York.
     In early January 2007, we completed the acquisition of WBZZ-FM (formerly WNYQ-FM), serving the Albany, New York market for $4.9 million in cash, of which approximately $0.5 million had been placed in escrow in 2006, plus approximately $0.2 million related to transmitter site build-out expenditures and approximately $0.1 million in acquisition-related costs. The acquisition was funded from a combination of cash on hand and borrowings under our credit agreement.
     We funded capital expenditures of approximately $2.0 million in the first six months of 2007 compared to approximately $1.6 million in the first six months of 2006. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $1.2 million in 2007 compared to approximately $1.0 million in 2006. We had expenditures of approximately $0.8 million related to the conversion of certain of our FM radio stations to HD technology in the first six months of 2007 compared to $0.6 million in 2006.
     Commencing March 31, 2007, we began making required quarterly repayments in the amount of $287,500 to repay borrowings under the Term B Loan. At November 21, 2013, any remaining amounts outstanding under the Term B Loan are due and payable. Borrowings under the Term A Loan must be repaid in 24 quarterly installments, commencing March 31, 2008. Repayments begin at 1.25% of the outstanding principal amount, which percentage increases to a maximum of 6.25% of the outstanding principal amount, until the final payment date of November 21, 2013. No repayments are required under the revolving facility until the termination of the credit agreement on November 21, 2013.
Off-Balance Sheet Financing Arrangements
     At June 30, 2007 there were warrants outstanding entitling the holders to purchase a total of 140,000 shares of our common stock at $5.00 per share. These warrants were issued in 1998 in connection with the Series A, B, and F convertible preferred stock issuances and expire ten years from the date of grant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan portion of the credit agreement. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, which have effectively converted approximately $164.4 million of our current outstanding debt to a fixed rate. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus Applicable Margin. Based on our exposure to variable rate borrowings at June 30, 2007, a one percent (1%) change in the weighted average interest rate would change our annual interest by approximately $510,000.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2007, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
PART II-OTHER INFORMATION
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
ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c) Repurchases of stock

					Approximate
				Total Number of	Dollar Value of
				Shares Purchased	Shares that May
	Total Number of		Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased		per Share	Announced Plan(1)	under the Plan(1)
					(in thousands)
April 1, 2007 —	6,241	(2)	$3.40	0	$1,593
April 30, 2007
May 1, 2007 —	0		—	0	$1,593
May 31, 2007
June 1, 2007 —	0		—	0	$1,593
June 30, 2007
Total	6,241		$3.40	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through June 30, 2007, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during the first six months of 2007.

(2)	Represents shares of common stock forfeited for payment of employee withholding taxes related to the vesting of shares granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The Regent Communications, Inc. 2007 Annual Meeting of Stockholders was held on May 9, 2007. At the Annual Meeting, stockholders were asked to vote upon (1) the election of directors, and (2) the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2007.
     The specific matters voted upon and the results of the voting were as follows:

     (1) Five incumbent directors were re-elected to serve for a one-year term expiring at the next Annual Meeting of Stockholders. The directors were elected as follows:

Name of Director	Shares Voted "FOR"	Shares Withheld
William L. Stakelin	33,938,489	231,245
Timothy M. Mooney	33,831,735	337,999
Andrew L. Lewis, IV	33,830,291	339,443
William P. Sutter, Jr.	33,832,467	337,267
John H. Wyant	33,766,087	403,647
     (2) The proposal to appoint Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2007 was adopted by an affirmative vote as follows:

Shares Voted “FOR”	34,017,617
Shares Voted “AGAINST”	86,130
Shares Voted “ABSTAINING”	65,987
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

REGENT COMMUNICATIONS, INC.
Date: August 8, 2007	By:	/s/ William L. Stakelin
William L. Stakelin, President
and Chief Executive Officer

Date: August 8, 2007	By:	/s/ Anthony A. Vasconcellos
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