Form 10-Q
period 2007-09-30
REGENT COMMUNICATIONS INC
filed 2007-11-09
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Common Stock, $.01 par value – 38,844,956 shares outstanding as of November 1, 2007

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
INDEX

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 (unaudited) and September 30, 2006 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

PART II OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	34
EX-3(I)
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Broadcast revenues, net of agency commissions	$25,729	$20,606	$72,973	$57,669
Station operating expenses	16,194	13,686	47,788	39,857
Depreciation and amortization	1,032	973	3,942	3,150
Corporate general and administrative expenses	1,489	1,633	5,551	5,058
Activist defense costs	599	—	599	—
Loss on sale of radio stations	—	1,843	—	1,843
Gain on sale of long-lived assets	(49)	(4)	(50)	(29)

Operating income	6,464	2,475	15,143	7,790

Interest expense	(4,283)	(1,786)	(12,630)	(4,291)
Unrealized loss on derivatives, net of realized gain	(3,728)	—	(1,227)	—
Other income (expense), net	36	(10)	135	53

(Loss) income from continuing operations before income taxes	(1,511)	679	1,421	3,552
Income tax benefit (expense)	160	(79)	(1,039)	(1,093)

(Loss) income from continuing operations	(1,351)	600	382	2,459
Income from discontinued operations, net of income tax expense	62	237	170	454

Net (loss) income	$(1,289)	$837	$552	$2,913

Basic and diluted (loss) income per common share:

(Loss) income from continuing operations	$(0.03)	$0.01	$0.01	$0.06
Income from discontinued operations	0.00	0.01	0.00	0.01

Net (loss) income	$(0.03)	$0.02	$0.01	$0.07

Weighted average number of common shares:
Basic	38,342	39,021	38,277	40,375
Diluted	38,342	39,027	38,305	40,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$331	$4,250
Accounts receivable, net of allowance of $1,028 and $898 at September 30, 2007 and December 31, 2006, respectively	16,492	16,538
Assets held for sale	6,966	–
Other current assets	2,624	1,933

Total current assets	26,413	22,721

Property and equipment, net	35,079	36,753
Intangible assets, net	340,911	342,100
Goodwill	43,577	43,655
Other assets	3,893	6,416

Total assets	$449,873	$451,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,025	$1,150
Accounts payable	1,305	1,710
Accrued compensation	1,483	1,953
Other current liabilities	4,908	4,498

Total current liabilities	10,721	9,311

Long-term debt, less current portion	208,113	213,850
Other long-term liabilities	2,674	2,576
Deferred taxes	7,858	6,748

Total liabilities	229,366	232,485

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,603,992 and 48,344,292 shares issued at September 30, 2007 and December 31, 2006, respectively	486	483
Treasury stock, 9,803,882 and 9,953,216 shares, at cost, at September 30, 2007 and December 31, 2006, respectively	(52,258)	(53,099)
Additional paid-in capital	348,550	348,518
Accumulated deficit	(76,271)	(76,742)

Total stockholders’ equity	220,507	219,160

Total liabilities and stockholders’ equity	$449,873	$451,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$552	$2,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,033	3,458
Deferred income tax expense	1,110	1,352
Loss on sale of radio stations	—	1,843
Unrealized loss on derivatives	1,986	—
Non-cash compensation expense	811	605
Other, net	834	730
Changes in operating assets and liabilities, net of acquisitions in both periods:
Accounts receivable	(370)	(897)
Other assets	(648)	(512)
Current and long-term liabilities	(905)	959

Net cash provided by operating activities	7,403	10,451

Cash flows from investing activities:
Acquisition of radio station assets, escrow deposits and related acquisition costs, net of cash acquired	(4,647)	(21,955)
Capital expenditures	(2,653)	(2,416)
Cash proceeds from sale of radio stations	—	1,875
Other	57	8

Net cash used in investing activities	(7,243)	(22,488)

Cash flows from financing activities:
Principal payments on long-term debt	(8,363)	(11,400)
Long-term debt borrowings	4,500	41,000
Treasury stock purchases	(82)	(17,186)
Payment of debt issuance costs	(190)	(500)
Other	56	60

Net cash (used in) provided by financing activities	(4,079)	11,974

Net decrease in cash and cash equivalents	(3,919)	(63)
Cash and cash equivalents at beginning of period	4,250	846

Cash and cash equivalents at end of period	$331	$783

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$101	$83
Accrued capital expenditures	$35	$105
Note receivable for sale of radio stations	$—	$925
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. SUMMARY OF SIGNIFICANT POLICIES
Preparation of Interim Financial Information
     Regent Communications, Inc. (including its wholly-owned subsidiaries, the “Company” or “Regent”) is focused on acquiring, owning and operating radio stations in medium-sized markets in the United States.
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
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.6 million and $2.2 million for the three-month periods ended September 30, 2007 and 2006, respectively, and approximately $7.7 million and $6.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three- and nine-month periods ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Barter revenue	$900	$798	$2,483	$2,158
Barter expense	$919	$771	$2,483	$2,243

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Comprehensive Income
     The following table shows the components of comprehensive income(loss) for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net (loss) income	$(1,289)	$837	$552	$2,913
Loss on cash flow hedge, net of income taxes	—	—	—	(94)

Comprehensive (loss) income	$(1,289)	$837	$552	$2,819

     All outstanding interest rate swaps at September 30, 2007 are considered free-standing derivatives. As such, the fair value of each swap is recorded as an asset or a liability on the Company’s balance sheet (included in Other Assets or Other Liabilities), with any resulting change in value recorded as a component of net income(loss). Swap agreements entered into in conjunction with the Company’s former credit agreement were classified as cash-flow hedges, whereby the changes in market value were recorded as a component of comprehensive income or loss. Such agreements expired on June 30, 2006.
Stock-based Compensation Plans
     The Company follows the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) for share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. During the first nine months of 2007 and 2006, the Company issued 249,000 and 234,100, respectively, nonvested shares as a component of compensation to employees. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. Generally, the nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first nine months of 2007 and 2006, the Company recorded approximately $375,000 and $203,000, respectively, of expense related to the nonvested share awards, of which approximately $105,000 and $68,000 was recorded during the third quarters of 2007 and 2006, respectively. At September 30, 2007, deferred compensation expense related to the nonvested shares was approximately $1.1 million, which will be recognized over the remaining vesting period. At September 30, 2007, 397,575 nonvested shares remained outstanding under the plan, with a weighted average remaining vesting period of approximately 2.9 years. During the first nine months of 2007, 9,300 nonvested shares granted under the plan were forfeited.
     During the first nine months of 2007 and 2006, the Company issued 20,000 and 30,000, respectively, nonvested shares of Regent common stock to its non-management directors under

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first nine months of 2007 and 2006, the Company recorded approximately $23,000 and $11,000, respectively, of expense related to the nonvested share awards, of which approximately $8,000 and $7,000 was recorded during the third quarters of 2007 and 2006, respectively. At September 30, 2007, deferred compensation expense related to the nonvested shares was approximately $118,000, which will be recognized over the remaining 3.2 years of the vesting period. At September 30, 2007, 35,000 nonvested shares remained under the plan. Through September 30, 2007, 10,000 nonvested shares granted under the plan were forfeited.
     Under the provisions of SFAS 123R, the Company is also required to record compensation expense related to shares issued under the Company’s Employee Stock Purchase Plan. For the three- and nine-month periods ended September 30, 2007, the Company recorded approximately $7,000 and $25,000, respectively, of compensation expense related to its Employee Stock Purchase Plan. For the three- and nine-month periods ended September 30, 2006, the Company recorded approximately $8,000 and $27,000, respectively, of compensation expense related to its Employee Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first nine months of 2007 was $0.52, based upon a weighted average volatility of 36.2%, a weighted average risk-free interest rate of 5.01%, an average life of three months, and no dividends. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first nine months of 2006 was $0.77, based upon a weighted average volatility of 35.7%, a weighted average risk-free interest rate of 4.63%, an average life of three months, and no dividends.
     The Company had no unvested stock options at the date that SFAS 123R was implemented. There were no stock options granted during the first nine months of 2007 or 2006. During the first nine months of 2007, 81,750 stock options with a weighted-average exercise price of $6.30 were terminated due to forfeiture or expiration. During the first nine months of 2006, 33,500 stock options with a weighted-average exercise price of $6.68 were terminated due to forfeiture or expiration. The intrinsic value of all outstanding stock options was zero at September 30, 2007. See Regent’s 2006 Annual Report on Form 10-K for other disclosures of all outstanding awards.
Discontinued Operations
Disposal of Markets
     The Company has entered into an agreement to dispose of the broadcasting and intangible assets of its Watertown, New York market (see further information regarding this transaction in Note 2). Regent applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144 (“EITF 87-24”). As no debt is required to be repaid as a result of this disposal, nor was any debt assumed by the buyer, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company. Additionally, during 2006, the Company disposed of its Chico and Redding, California markets. The provisions of EITF 87-24 and SFAS 144 were applied to those transactions as well.
     The pending disposals of one station in each of the Albany and Buffalo, New York markets did not meet the criteria for the reclassification of operating results to discontinued operations, due to the migration of cash flows from the disposed stations to other Regent-owned stations. Therefore, the results for these radio stations remain classified in income from continuing operations.
     Selected financial information related to discontinued operations for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net broadcast revenue	$621	$2,259	$1,814	$6,489
Depreciation and amortization expense	$22	$47	$91	$309
Allocated interest expense	$37	$84	$107	$247
Income before income taxes	$128	$375	$310	$751
Assets held for sale
     Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS 144. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. At September 30, 2007, Regent had classified as assets held for sale fixed and intangible assets related to the pending disposal of all the stations in Watertown, New York, as well as one station in each of the Albany and Buffalo, New York markets (See Note 2). The major categories of these assets were as follows (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Assets Held for
Sale
Land and improvements	$330
Building and improvements	635
Equipment	2,549
FCC licenses	5,044
Goodwill	262

8,820
Accumulated depreciation	(1,854)

$6,966

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
Debt Securities
     In connection with Regent’s 2006 sale of three radio stations in Peoria, Illinois, the Company received a note receivable for $925,000 of the $2.8 million purchase price. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and based on the Company’s intent and ability to hold the investment to maturity, Regent has classified the debt security as held-to-maturity and accounts for the investment at cost. Additionally, the Company routinely assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as a component of expense in the Condensed Consolidated Statements of Operations. As of September 30, 2007, the cost of the debt security approximated the fair value.
Income Taxes
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 creates a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. Income tax uncertainties had previously been accounted for under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As a result of the implementation of FIN 48, the Company recorded approximately $81,000 in additional liabilities for unrecognized tax benefits, which amount was recorded as an adjustment to beginning retained earnings at January 1, 2007. At January 1, 2007,

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and September 30, 2007, the liability for uncertain tax positions was approximately $427,000 and $456,000, respectively, and was recorded as a component of other long-term liabilities. Of this amount, approximately $39,000 and $68,000 represented accrued interest at January 1, 2007 and September 30, 2007, respectively. Regent recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $456,000, which includes interest of approximately $68,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within 12 months of the reporting date.
     The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is no longer subject to United States federal examinations by tax authorities for years prior to 2003 and for state and local income tax examinations by tax authorities for years prior to 2002.
     Prior to the following discrete items, the Company recorded income taxes on continuing operations at an effective rate of 36.7% and 45.4% for the three- and nine-month periods ended September 30, 2007, respectively. Regent recorded approximately $394,000 of additional income tax expense, due primarily to return-to-provision adjustments recorded during the third quarter, as well as adjustments to deferred state taxes due primarily to enacted tax law changes in the State of Michigan. Including those adjustments, the effective rate for the three- and nine-month periods ended September 30, 2007 was 10.6% and 73.1%, respectively. For the three- and nine-month periods ended September 30, 2006, Regent recorded income taxes on continuing operations at an effective rate of 11.6% and 30.8%, respectively. During the second and third quarters of 2006, Regent reduced its stated deferred tax liabilities by approximately $311,000, with a corresponding decrease in state income tax expense. The reduction in deferred taxes was predicated on an enacted tax rate reduction in the State of Texas and a repeal of the Michigan Single Business Tax. Excluding the effects of the legislative changes, the Company recorded income tax expense on continuing operations at an effective rate of 27.4% and 39.5% for three- and nine-month periods ended September 30, 2006, respectively.
2. ACQUISITIONS AND DISPOSITIONS
Completed Acquisitions
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
Pending Dispositions — Subsequent Events
     On October 8, 2007, the Company entered into a definitive agreement to sell the broadcasting and intangible assets of its Watertown, New York radio stations (WCIZ-FM,

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
WFRY-FM, WTNY-FM and WNER-AM) to KXOJ, Inc. for $6.25 million in cash. The purchaser has placed $300,000 in escrow to secure its obligation under the asset purchase agreement, which amount could be forfeited to Regent if the purchaser materially breaches the terms of the agreement in a manner that results in the failure to consummate the transaction. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to the purchaser at the closing date. The completion of the sale is contingent upon the receipt of required regulatory approvals, and the Company expects to complete the transaction during the first quarter of 2008.
     On October 12, 2007, the Company entered into a definitive agreement to sell substantially all of the broadcasting and intangible assets of WTMM-AM in Albany, New York to Capital Broadcasting, Inc. for $850,000 in cash. The purchaser has placed $45,000 in escrow to secure its obligation under the asset purchase agreement, which amount could be forfeited to Regent if the purchaser materially breaches the terms of the agreement in a manner that results in the failure to consummate the transaction. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to the purchaser at the closing date. The completion of the sale is contingent upon the receipt of required regulatory approvals, and the Company expects to complete the transaction during the first quarter of 2008.
     On November 1, 2007, the Company entered into a definitive agreement to sell substantially all of the broadcasting and intangible assets of WECK-AM in Buffalo, New York to Culver Communications II, Inc. for $1,300,000 in cash. The purchaser has placed $50,000 in escrow to secure its obligation under the asset purchase agreement, which amount could be forfeited to Regent if the purchaser materially breaches the terms of the agreement in a manner that results in the failure to consummate the transaction. Under the terms of the escrow agreement, any interest earned on the amount placed in escrow is due and payable to the purchaser at the closing date. The completion of the sale is contingent upon the receipt of required regulatory approvals, and the Company expects to complete the transaction during the first quarter of 2008.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. LONG-TERM DEBT
Long-term debt consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Senior secured Term A Loan	$50,000	$50,000
Senior secured Term B Loan	114,138	115,000
Senior secured revolving credit facility	47,000	50,000

	211,138	215,000
Less: current portion of long-term debt	(3,025)	(1,150)

	$208,113	$213,850

     Borrowings under the credit facility bore interest at an average rate of 7.44% at September 30, 2007 and 6.81% at December 31, 2006.
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
4. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at September 30, 2007 or December 31, 2006. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. During the first nine months of 2007 and 2006, Regent granted 249,000 and 234,100 shares, respectively, of nonvested common stock, which typically vests ratably over a four-year period. At September 30, 2007, there were 397,575 nonvested shares outstanding under the plan.
     In May 2006, the Company began issuing grants of nonvested stock to directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. During the first nine months of 2007 and 2006, the Company granted 20,000 and 30,000 shares, respectively, of nonvested common stock, which typically vests ratably over a four-year period. At September 30, 2007, there were 35,000 nonvested shares outstanding under the plan.
     During the first nine months of 2007 and 2006, Regent reissued 177,272 shares and 119,106 shares, respectively, of treasury stock, net of forfeited shares, as an employer match to

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $20 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock during the first nine months of 2007 other than treasury shares related to stock-based compensation, and at September 30, 2007, there was $1.6 million of board-authorized capacity for future repurchases. During the first nine months of 2006, the Company repurchased 1,145,899 shares of common stock for an aggregate purchase price of approximately $5.1 million. Additionally, in August 2006, the Company repurchased 2,491,554 shares of its common stock and a warrant to purchase up to 650,000 shares of Regent common stock, exercisable at $5.00 per share, held by Waller-Sutton Media Partners, L.P., for an aggregate price of approximately $12.1 million in cash.
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
Definite-lived Intangible Assets
     The Company’s definite-lived intangible assets, consisting primarily of non-competition agreements, pre-sold advertising contracts, employment and sports rights agreements, and advertiser relationships and lists, are amortized in accordance with the provisions of SFAS 142. Pre-sold advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement or similar arrangement. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$219	$79	$219	$24
Pre-sold advertising contracts	—	—	1,535	774
Sports right and employment agreements and advertiser lists and relationships	779	488	779	365

Total	$998	$567	$2,533	$1,163

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three months ended September 30, 2007 and 2006 was approximately $59,000 and $46,000, respectively. For the nine months ended September 30, 2007 and 2006, aggregate amortization expense was approximately $939,000 and $340,000, respectively. The estimated annual amortization expense for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is approximately $997,000, $235,000, $123,000, $1,000 and $1,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the change in the carrying amount for the Company’s indefinite-lived intangible assets for the nine-month period ended September 30, 2007 (in thousands):

Indefinite-lived
Intangible Assets
Balance as of December 31, 2006	$340,720
Acquisition-related adjustment	(159)
Acquisition of FCC licenses	4,953
FCC licenses related to assets held for sale	(5,044)

Balance as of September 30, 2007	$340,470

     The acquisition-related adjustment consists of final adjustments to purchase price allocations of stations acquired in late 2006.
     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at September 30, 2007 and December 31, 2006.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2007 (in thousands):

Goodwill
Balance as of December 31, 2006	$43,655
Acquisition-related goodwill	75
Acquisition-related adjustment	109
Goodwill related to assets held for sale	(262)

Balance as of September 30, 2007	$43,577

     The acquisition-related adjustment consists of final adjustments to purchase price allocations of stations acquired in late 2006.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     6. EARNINGS PER SHARE
          Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested at September 30, 2007. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants, were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At September 30, 2007, none of the Company’s 4,087,289 stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the three or nine months ended September 30, 2007. At September 30, 2006, none of the Company’s 4,170,039 stock options and 140,000 outstanding warrants had exercise prices less than the average market price of Regent common stock for the three or nine months ended September 30, 2006. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be antidilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the nine months ended September 30, 2007, 27,607 of incremental shares have been included in the calculation of fully diluted earnings per share. For the three months ended September 30, 2007, no incremental shares were included in the calculation of fully diluted earnings per share, as such inclusion would be antidilutive. For the three and nine months ended September 30, 2006, approximately 6,000 and 4,000, respectively, of incremental shares were included in the calculation of fully diluted earnings per share.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(in thousands, except per share amounts)
(Loss) income from continuing operations	$(1,351)	$600	$382	$2,459
Income from discontinued operations, net of taxes	62	237	170	454

Net (loss) income	$(1,289)	$837	$552	$2,913

Basic and diluted net (loss) income per common share:
(Loss) income from continuing operations	$(0.03)	$0.01	$0.01	$0.06
Income from discontinued operations	0.00	0.01	0.00	0.01

Net (loss) income	$(0.03)	$0.02	$0.01	$0.07

Weighted average basic common shares	38,342	39,021	38,277	40,375
Dilutive effect of stock options, warrants and nonvested shares	—	6	28	4

Weighted average diluted common shares	38,342	39,027	38,305	40,379

Stock options and warrants to purchase shares of common stock assumed exercised and nonvested shares included in the calculation of diluted net income per share:

Stock options	—	—	—	—
Warrants	—	—	—	—
Nonvested shares	—	6	28	4
7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
Executive Overview update
•	During the third quarter, we expended approximately $600,000 in activist defense costs (primarily legal fees) related to stockholder demands. Related to that activity, on September 14, 2007, we entered into a Settlement Agreement with Riley Investment Management LLC, Riley Investment Partners Master Fund, L.P., SMH Capital Inc., SOF Management, LLC, Sanders Opportunity Fund, L.P., Sanders Opportunity Fund L.P., Don A. Sanders, John Ahn and Joseph Patrick Hannan. Following are important terms of the Agreement:
(1) The demand for the Proposed Special Meeting was withdrawn.

(2) Regent’s Board met and expanded its size to seven directors, and accepting the recommendation of the Nominating and Corporate Governance Committee, appointed Messrs. Ahn and Hannan to fill the two newly created Board positions.
(3) All parties to the Pending Litigation entered into a release agreement and released each other from all potential claims relating to the Proposed Special Meeting and the Pending Litigation.
(4) Each party will bear its own costs relating to the Pending Litigation, the Proposed Special Meeting, the Agreement, the Release, and all related matters.
Further information pertaining to the above matter was filed on the Company’s Form 8-K dated September 14, 2007.
•	We have announced three pending dispositions of non-strategic assets; the divestiture of four stations in Watertown, New York; the divestiture of WTMM-AM in our Albany, New York market; and the divestiture of WECK-AM in Buffalo, New York. The Watertown transaction represents a continuation of our strategy to operate in markets ranked 50 – 150 and follows our similar disposition of Chico and Redding, California stations in late 2006. Additionally, in the WTMM-AM and WECK-AM transactions we have continued to execute our strategy of disposing of individual radio stations with weaker broadcast signals, as we have in the past with the sales of WYNG-FM in Evansville, Indiana, WGNA-AM in Albany, New York, and WRUN-AM in Utica, New York.

•	As a result of lower long-term interest rates at the end of the third quarter, we recorded an unrealized loss of approximately $4.0 million in the third quarter related to the interest rate swap agreements we have in place on our term loans. We recorded a realized gain of approximately $260,000 in the third quarter and have recorded a realized gain of approximately $760,000 through the first nine months of 2007.

•	In 2006, we launched Regent Interactive, an initiative focused on generating revenues through our stations’ websites. In the third quarter of 2007, we hired a new vice president of technology and digital media. Additionally, we have now hired interactive sales managers and interactive program directors in several of our larger markets. While the revenue and operating income from Regent Interactive was immaterial to the Company during the first nine months of 2007, we are anticipating increased economic benefits in 2008 and beyond.

•	We anticipate we will commence a consolidation capital expenditure project in the fourth quarter of 2007 related to a new operating facility for our Evansville, Indiana market. We anticipate this project will cost approximately $1.2 million, of which we expect approximately $0.5 million will be spent in the fourth quarter of 2007. We also anticipate the sale of our existing facility, which will help offset a portion of the cost for the new facility. We expect to see many benefits as a result of this project, including increased sales due to an expansion of our sales force and improved employee morale.

•	As of September 30, 2007, and including the Buffalo stations, we have 22 FM stations and two AM stations broadcasting in HD. Since the beginning of 2007, we have converted nine stations to HD and we expect to convert an additional two FM stations in the fourth quarter of 2007. We anticipate spending approximately $1.1 million for all of the 2007 conversions, of which approximately $1.0 million was spent in the first nine months. The conversion to HD Radio will enable the stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services. The economic benefit to our stations that have converted to HD Radio, if any, currently cannot be measured. Any future economic benefit to our stations as a result of digital conversion is not known at this time.
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
          Results of continuing operations for the quarter and nine months ended September 30, 2007 compared to September 30, 2006 were impacted by several factors. Net revenue was positively impacted during the first nine months of 2007 due to the operations of the Buffalo, New York cluster, which we began operating effective October 1, 2006 under a local marketing agreement. Conversely, station operating expenses and interest expense were negatively impacted by the operating expenses of the Buffalo market and borrowings incurred under our credit agreement to fund the acquisition of Buffalo. Additionally, and to a lesser extent, both revenues and expenses increased due to the acquisition and disposition of stations in our Peoria, Illinois market during the third quarter of 2006 and the acquisition of WBZZ-FM in our Albany, New York market in the first quarter of 2007.
          During the fourth quarter of 2006, we disposed of our Chico and Redding, California markets. Additionally, in the fourth quarter of 2007, we announced the pending sale of our four stations in Watertown, New York. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposals, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Accordingly, all results of operations for the first nine months of 2006 and 2007 related to the Chico and Redding, California and Watertown, New York markets, including an allocated portion of interest expense, have been reclassified to discontinued operations.
          Additionally, we announced our intent to sell WTMM-AM in our Albany, New York market and WECK-AM in our Buffalo, New York market. At September 30, 2007, we reclassified the broadcasting and intangible assets related to these stations as held for sale, but have determined that the sale of these stations did not meet the requirements for reclassification of their operating results into discontinued operations.

          Our interest rate swap agreements impacted net income and earnings per share as we recorded an unrealized loss, net of realized gain, of approximately $3.7 million in the third quarter of 2007. Through the first nine months of 2007 we recorded a $1.2 million unrealized loss, net of realized gain.
Comparison of three months ended September 30, 2007 to three months ended September 30, 2006
Net Broadcast Revenues
          Net broadcast revenues for Regent increased 24.9% to approximately $25.7 million in the third quarter of 2007 from approximately $20.6 million in the third quarter of 2006. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):
Net broadcast revenue variance:

	Increase in net
	broadcast	%
	revenue	Change
Local revenue	$4,617	27.7%
National revenue	577	25.9%
Barter revenue	102	12.6%
Other	(173)	(19.0%)

Net broadcast revenue variance	$5,123	24.9%

          The increase during the third quarter of 2007 in local advertising revenue of 27.7% and national advertising revenue of 25.9% compared to 2006 was due primarily to increased revenue as a result of the Buffalo acquisition, as we did not operate the Buffalo stations in the third quarter of 2006. Excluding the Buffalo stations, local revenue increased 1.9% which was attributable primarily to increases in the Lafayette, Louisiana and Peoria, Illinois markets, and to a lesser extent, increases in our El Paso, Texas, Evansville, Indiana, and Fort Collins, Colorado markets. These increases were offset partially by decreases in the Bloomington, Illinois, Albany, New York and Flint, Michigan markets.
          The Lafayette market continued to benefit from advertisers reallocating their regional marketing budgets into Lafayette to reach the additional population that relocated from New Orleans and other hurricane-affected areas. Our Peoria stations benefited from additional local revenue due to our 2006 station acquisitions. Bloomington experienced decreases in their local business due primarily to the transition of certain agriculture advertisers from the local revenue category to the national revenue category. The Flint market experienced a downturn primarily due to uncertainty in the auto sector. Results from our Buffalo, New York market were below expectations during the third quarter of 2007 due to a general economic downturn in the market, which resulted in lower local and national revenue.
          Excluding increases as a result of the Buffalo acquisition, national advertising revenue increased 1.5% during the third quarter primarily due to an increase in the Lafayette, Louisiana market offset by a decrease in the Grand Rapids, Michigan market. Other revenue was lower as a result of third quarter 2006 political advertising in our Fort Collins, Colorado market that was not repeated in the third quarter of 2007.

Station Operating Expenses
          Station operating expenses increased 18.3%, to approximately $16.2 million in the third quarter of 2007 from approximately $13.7 million in the third quarter of 2006. Operating expenses increased primarily as a result of the Buffalo stations, which we began operating October 1, 2006 under a local marketing agreement. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):
Station operating expense variance:

	Increase in
	station operating	%
	expense	Change
Technical expense	$(194)	25.3%
Programming expense	(561)	14.8%
Promotion expense	(9)	1.6%
Interactive expense	(229)	N/A
Sales expense	(1,212)	28.0%
Administrative expense	(155)	4.5%
Barter expense	(148)	19.2%

Station operating expense variance	$(2,508)	18.3%

          Excluding the impact of the Buffalo stations, station operating expenses were flat in the third quarter of 2007, with increases in the programming, sales and interactive departments offset by administrative expense savings.
           The increase in programming expense is primarily due to increased compensation-related costs for our new stations in Albany, New York and Peoria, Illinois and increased costs related to the expansion into new markets of our syndicated “Free Beer and Hot Wings” program, which is broadcast from our Grand Rapids, Michigan market. Interactive expenses increased due to the launch of our interactive initiative, which utilizes the market websites as a medium for the sale of additional broadcast advertising. Sales expenses increased due primarily to sales promotion expenses in Grand Rapids and increased selling expenses as a result of increased revenue from the stations we acquired in Peoria in late 2006. The administrative expense savings was the result of a franchise tax assessment in the third quarter of 2006.
Depreciation and Amortization
          Depreciation and amortization expense was approximately $1.0 million for both the third quarter of 2007 and 2006. Increases in depreciation expense related to the Buffalo, Albany and Peoria acquisitions were partially offset by decreases in our El Paso, Bloomington, and Watertown markets, as assets acquired in the purchase of these markets are now fully depreciated.
Corporate Expense
          Corporate general and administrative expense decreased 8.8% to approximately $1.5 million in the third quarter of 2007 from approximately $1.6 million in the same quarter of 2006. The decrease was due primarily to timing of outside consulting expenses related to our annual Sarbanes-Oxley Section 404 compliance work. The decrease was partially offset by increased stock-based compensation expense due to the annual grant of nonvested shares of Regent common stock during the first quarter of 2007.

Activist defense costs
          In the third quarter of 2007, we incurred legal and other costs of approximately $0.6 million related to the settlement of a stockholder activist lawsuit. Further information pertaining to the matter was filed on the Company’s Form 8-K dated September 14, 2007.
Interest Expense
          Interest expense increased to approximately $4.3 million in 2007 from approximately $1.8 million in 2006. The increase was due to increased average outstanding borrowings under our current credit agreement during the third quarter of 2007 compared to outstanding borrowings under our former credit agreement during the comparable 2006 period. Additionally, interest rates were higher in the third quarter of 2007 compared to the same period in 2006, due in part to higher margins applicable to our borrowings under the new credit agreement. The increase in outstanding borrowings in 2007 was related primarily to $125.0 million of borrowings during the last quarter of 2006 to fund the purchase of our Buffalo, New York stations. Our average debt level in the third quarter of 2007 was approximately $212.0 million, compared to approximately $98.4 million in the third quarter of 2006.
Unrealized loss on derivative, net of realized gain
          We recorded approximately $4.0 million of unrealized loss related to the change in the fair value of our interest rate swap agreements during the quarter ended September 30, 2007. Additionally, we recorded approximately $0.3 million of realized gain during the quarter related to the favorable swap fixed rates compared to market rates.
Income Taxes
          The following table shows the components of income tax on continuing operations for the third quarter of 2007 and 2006.

	2007	2006
Federal statutory rate	(34.0%)	34.0%
State income taxes, net of federal benefit	(10.0%)	5.6%
Miscellaneous tax expense	17.2%	(12.1%)
Legislative changes	16.2%	(15.9%)

Effective tax rate	(10.6%)	11.6%

          Miscellaneous tax expense for the 2007 and 2006 periods includes permanent items, the expiration of net operating loss carryforwards and corresponding adjustments to the related valuation allowances, and return-to-provision adjustments related to the filing of the Company’s income tax returns during the third quarter of each year. In the third quarter of 2007, miscellaneous tax expense includes a return-to-provision adjustment of approximately $133,000 related to the true-up of state net operating losses.
          During the third quarter of 2007, we recorded deferred state income tax expense due to legislative changes in the State of Michigan that resulted in increased state deferred tax liabilities. We had previously recorded a reduction in state deferred tax liabilities and deferred state income tax expense during the third quarter of 2006 due to Michigan’s repeal at that date of the State’s Single Business Tax.

Discontinued Operations
          We applied the provisions of SFAS 144 to the pending disposal of the Watertown, New York market and to the disposal of the Chico and Redding, California markets in 2006, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the quarters ended September 30, 2007 and September 30, 2006 (in thousands):

	2007	2006
Net broadcast revenue	$621	$2,259
Station operating expense	434	1,753
Depreciation and amortization expense	22	47
Allocated interest expense	37	84

Income before income taxes	128	375
Income tax expense	(66)	(138)

Net income	$62	$237

Same Station Results
          Our revenues are produced exclusively by our radio stations. While acquisitions have affected the comparability of our 2007 operating results to those of 2006, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of or held for sale during those quarters. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2007 and 2006 are listed in the table below (in thousands).
          Same station net revenue decreased 0.8% in the third quarter of 2007 compared to the same period in 2006, due primarily to a decrease in political advertising partially offset by increases in local revenue, and to a lesser degree, increases in national revenue. The local revenue increase was due primarily to increases in our Lafayette, Louisiana, El Paso, Texas, Peoria, Illinois, Evansville, Indiana and Fort Collins, Colorado markets, partially offset by decreases in our Bloomington, Illinois and Flint, Michigan markets.

Quarter 3	2007	2006
(56 stations in 11 markets)	Net	Net	%
	Revenue	Revenue	Change

Net broadcast revenue	$25,729	$20,606
Less:
Non same station results(1)	5,223	39
Barter effect	900	798

Same station net broadcast revenue	$19,606	$19,769	(0.8%)

(1)	2007 results include stations owned and operated in continuing operations in the third quarter of 2007, but not in the third quarter of 2006. The 2006 results include stations owned and operated in continuing operations in the third quarter of 2006 but not the third quarter of 2007.
Comparison of nine months ended September 30, 2007 to nine months ended September 30, 2006
Net Broadcast Revenues
          Net broadcast revenues of approximately $73.0 million increased 26.5% in the first nine months of 2007 compared to the same period in 2006. The table below provides a summary of the net broadcast revenue variance for the comparable nine-month periods (in thousands):
Net broadcast revenue variance:

	Increase in net
	broadcast	%
	revenue	Change
Local revenue	$12,688	26.9%
National revenue	2,118	33.2%
Barter revenue	325	15.1%
Other	173	9.2%

Net broadcast revenue variance	$15,304	26.5%

          The increase in local advertising of 26.9% for the first nine months of 2007 compared to the same period in 2006 was due primarily to the results of the Buffalo stations, which we began operating in October 2006 under a local marketing agreement. Excluding the Buffalo stations, local advertising increased by 1.9%.
          We experienced increases in all of our markets except Flint, Michigan, Bloomington, Illinois and Grand Rapids, Michigan. Our Lafayette market continued to benefit from advertisers reallocating their regional marketing budgets into Lafayette to reach the additional population relocated from New Orleans and other hurricane-affected areas. Local sales in Albany benefited from the market’s strategic realignment of frequencies in conjunction with the purchase of WBZZ-FM during the first quarter of 2007. Peoria increased local revenue as a result of the strategic transactions we completed late in the third quarter of 2006. The Grand Rapids market has experienced a general economic downturn which contributed to the decrease in their local revenue, combined with the cancellation in 2007 of a non-traditional revenue event that had been held in the previous year. Additionally, our Flint market is experiencing an economic downturn, due in part to uncertainty in the auto sector.

          National revenue increased primarily due to the acquisition of the Buffalo stations. Excluding the effect of the Buffalo stations, national revenue increased 3.0%, with increases in all our markets except Albany, New York, El Paso, Texas, Grand Rapids, Michigan and Utica, New York. Bloomington experienced a shift in agricultural customers from local business to national representation, as well as strong ratings that contributed to the increase in national business. Evansville benefited from an overall strengthening in the local economy. Excluding the Buffalo stations, other revenue decreased in 2007 by approximately $0.2 million, due primarily to political advertising revenue we recorded in the third quarter of 2006.
Station Operating Expenses
          Station operating expenses increased 19.9%, to approximately $47.8 million in the first nine months of 2007 from approximately $39.9 million in the same period of 2006. The increases in all departmental expenses are due primarily to the results of the Buffalo stations. The table below provides a summary of the station operating expense variance for the comparable nine-month periods (in thousands):
Station operating expense variance:

	Increase in
	station operating	%
	expenses	Change
Technical expense	$(585)	28.5%
Programming expense	(1,754)	15.4%
Promotion expense	(383)	17.6%
Interactive expense	(472)	N/A
Sales expense	(3,118)	26.5%
Administrative expense	(1,379)	13.5%
Barter expense	(240)	10.7%

Station operating expense variance	$(7,931)	19.9%

          Excluding the Buffalo stations, total station operating expenses increased by 2.2%.
          Excluding the Buffalo stations, technical expenses increased due in part to additional rent expense, primarily related to technical facilities for the new stations purchased in Peoria, Illinois and Albany, New York during late 2006 and early 2007, respectively. Additionally, equipment repairs and building maintenance expenses increased throughout the Company during the first nine months of 2007.
          Excluding the Buffalo stations, programming expenses increased due primarily to increased compensation-related expenses for the staffing of our new stations in Albany and Peoria and increased music license fees related to the new stations. The increases were partially offset by decreases in research costs in 2007, as research projects that were undertaken in 2006 related to the purchase of new stations and the implementation of new formats were not repeated in the current year. Additionally, programming costs in Fort Collins in 2006 included syndication fees for “The Bob and Tom Show,” which was replaced in 2006 with our own local content.
          Excluding the Buffalo stations, promotion expenses were flat in the first nine months of 2007 compared to the same period in 2006. Increased advertising in Albany, New York to increase awareness of our new format and morning show, and in Peoria, Illinois to respond to format challenges by local competitors and to promote our new stations were offset by savings in our other markets.
          Interactive expenses increased due to the launch of our interactive initiative during the 2006 year. In the third quarter we hired a new vice president of technology and digital media. The compensation expense related to this new position will be recorded in corporate expense. We expect to see interactive expense increase as we have now hired interactive sales managers and interactive program directors in several of our larger markets. Additionally, as revenue increases we will incur additional selling expenses.
          Excluding the Buffalo stations, sales expense increased due primarily to increased compensation-related costs due to increased revenue and the addition of new stations and rating service expenses related to the purchase of new stations. The increases were partially offset by savings in non-traditional revenue event expenses due to the elimination of an event in the Grand Rapids, Michigan market.
          Excluding the Buffalo stations, administrative expense decreased in the first nine months of 2007 compared to the same period last year due primarily to lower franchise tax expense from a franchise tax assessment in the third quarter of 2006. Partially offsetting this savings were increased cash and non-cash compensation expense, building maintenance expense, and utility costs.
Depreciation and Amortization
          Depreciation and amortization expense increased 25.1%, from approximately $3.2 million in the first nine months of 2006 to approximately $3.9 million in the comparable 2007 period. The increase is due primarily to increased amortization expense recorded during the first quarter of 2007 related to the amortization of definite-lived intangible assets acquired with the purchase of the Buffalo stations and Peoria stations during the latter half of 2006. Depreciation expense increased during 2007, primarily due to the acquisition of the Buffalo stations, offset partially by lower depreciation expense in El Paso, Texas, Flint, Michigan, St. Cloud, Minnesota, and Utica and Watertown, New York, as many assets acquired in the purchase of these markets are now fully depreciated.
Corporate Expense
          Corporate general and administrative expense increased 9.7% from approximately $5.1 million in the first nine months of 2006 to approximately $5.6 million in the comparable 2007 period. The increase was due primarily to increases in salary expense and increased non-cash compensation expense related to the grant of nonvested stock, and to a lesser extent, increased professional fees, and increased business travel. Salary expense increased primarily due to the recognition of salary costs under the terms of an employment agreement for an employee’s retirement. In conjunction with the employee’s retirement, recognition of the stock compensation expense related to the nonvested shares of stock previously awarded to the employee was accelerated. In addition, stock compensation expense increased due to the annual grant of nonvested shares of Regent common stock during the first quarter of 2007.
Activist defense costs
          In the third quarter of 2007, we incurred legal and other costs of approximately $0.6 million related to the settlement of a stockholder activist lawsuit.

Interest Expense
          Interest expense increased approximately $8.3 million, from approximately $4.3 million in 2006 to approximately $12.6 million in 2007. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding credit agreement balances in 2007 compared to 2006, primarily to fund the acquisitions of the Buffalo, New York, Peoria, Illinois and Albany, New York stations.
Unrealized loss on derivatives, net of realized gain
          We recorded approximately $2.0 million of unrealized loss related to the change in the fair value of the interest rate swap agreements during the nine months ended September 30, 2007. Additionally, we recorded approximately $0.8 million of realized gain for the same period related to the favorable swap fixed rates compared to market rates.
Income Taxes
          The following table shows the components of income tax on continuing operations for the first nine months of 2007 and 2006.

	2007	2006
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal benefit	7.3%	6.6%
Miscellaneous tax expense	14.5%	(1.0%)
Legislative changes	17.3%	(8.8%)

Effective tax rate	73.1%	30.8%

          Miscellaneous tax expense for the 2007 and 2006 periods includes permanent items, the expiration of net operating loss carryforwards and corresponding adjustments to the related valuation allowances, and return-to-provision adjustments related to the filing of the Company’s income tax returns during the third quarter of each year. In the third quarter of 2007, miscellaneous tax expense includes a return-to-provision adjustment of approximately $133,000 related to the true-up of state net operating losses.
          During the third quarter of 2007, we recorded deferred state income tax expense due to legislative changes in the State of Michigan that resulted in increased state deferred tax liabilities. We had previously recorded a reduction in state deferred tax liabilities and deferred state income tax expense during the third quarter of 2006 due to Michigan’s repeal at that date of the State’s Single Business Tax.
Discontinued Operations
          We applied the provisions of SFAS 144 to the pending disposal of the Watertown, New York market and to the disposal of the Chico and Redding, California markets in 2006, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the nine months ended September 30, 2007 and September 30, 2006 (in thousands):

	2007	2006
Net broadcast revenue	$1,814	$6,489
Station operating expense	1,307	5,182
Depreciation and amortization expense	91	309
Allocated interest expense	107	247
Other income	1	—

Income before income taxes	310	751
Income tax expense	140	297

Net income	$170	$454

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
          Our cash and cash equivalents balance at September 30, 2007 was approximately $0.3 million compared to approximately $0.8 million at September 30, 2006. Cash balances between years fluctuate due to the timing of when cash is received and expenditures are made. We typically maintain a target cash balance of less than one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit agreement.
          We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $114.1 million of our current outstanding loan balance from variable-rate to fixed-rate debt and two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert $50.0 million from variable-rate to fixed-rate debt. During the first nine months of 2007, we realized a gain of approximately $0.8 million related to these agreements as a result of higher market interest rates compared to our fixed rates.
          While we are currently focused on reducing our leverage ratio to a lower level, we expect that we have sufficient access to funds to continue to pursue our acquisition strategy throughout the remainder of 2007 if we are able to find suitable acquisition targets at acceptable prices. We also anticipate that if we were to make an acquisition that would require borrowings in excess of our current borrowing capacity, we would be able to fund such acquisitions by either refinancing our current credit agreement, or by obtaining financing through a variety of options available to us, including, but not limited to, access to public capital.
          We have announced three pending dispositions of non-strategic assets; the sale of four stations in Watertown, New York for approximately $6.3 million in cash; the sale of WTMM-AM in our Albany, New York market for approximately $0.9 million in cash; and the sale of WECK-AM in our Buffalo, New York market for approximately $1.3 million in cash. We intend to use these proceeds to pay down borrowings under our credit facility.
Sources of Funds
          In the first nine months of 2007, our sources of cash were derived primarily from a combination of cash provided by operating activities and borrowings under our credit agreement.
          Net cash provided by operating activities decreased approximately 29.2% in the first nine months of 2007 to approximately $7.4 million, compared to approximately $10.5 million in 2006. The $3.0 million decrease was due primarily to increased interest charges related to increased outstanding debt balances, partially offset by station operating income provided by the Buffalo stations.
          Cash flows used in financing activities were approximately $4.1 million in the first nine months of 2007, compared to cash flows provided by financing activities of approximately $12.0 million in the comparable 2006 period. The change in financing activities primarily reflects the borrowing activity in order to repurchase approximately $17.2 million of Regent common stock during the first three quarters of 2006 and purchase radio stations in the third quarter of 2006. In 2007, we have primarily focused on paying down debt.
          At September 30, 2007, we had borrowings under the credit agreement of approximately $211.1 million, comprised of a $114.1 million Term B Loan, a $50.0 million Term A Loan, $47.0 million of revolver borrowings, and available borrowings of $28.0 million, subject to the terms and conditions of the facility. Borrowings under the credit agreement bore interest at an average rate of 7.44% and 6.35% at September 30, 2007 and September 30, 2006, respectively. Our weighted-average interest rate for the quarters ended September 30, 2007 and September 30, 2006 was 7.69% and 6.58%, respectively.
          Under the terms of our credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. At September 30, 2007, we were in compliance with the covenants and conditions of our credit agreement.
Uses of Funds
          In the first nine months of 2007, we utilized our sources of cash primarily to acquire a radio station, pay-down long-term debt and fund capital expenditures.
          Net cash used in investing activities was approximately $7.2 million for the first nine months of 2007, compared to approximately $22.5 million for the first nine months of 2006. Cash flows used to invest in radio properties were approximately $4.6 million in 2007, compared to cash flows used to invest in radio properties of approximately $22.0 million in 2006, which amount included escrow deposits of approximately $9.9 million to secure our obligations under asset purchase agreements for the acquisition of radio stations in Buffalo, New York and Albany, New York.
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
          We funded capital expenditures of approximately $2.7 million in the first nine months of 2007 compared to approximately $2.4 million in the first nine months of 2006. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $1.7 million in 2007 compared to approximately $1.5 million in 2006. We had expenditures of approximately $1.0 million related to the conversion of certain of our radio stations to HD technology in the first nine months of 2007 compared to $0.9 million in 2006.
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
Off-Balance Sheet Financing Arrangements
          At September 30, 2007 there were warrants outstanding entitling the holders to purchase a total of 140,000 shares of our common stock at $5.00 per share. These warrants were issued in 1998 in connection with the Series A, B, and F convertible preferred stock issuances and expire ten years from the date of grant.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan portion of the credit agreement. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, which have effectively converted approximately $164.1 million of our current outstanding debt to a fixed rate. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus Applicable Margin. Based on our exposure to variable rate borrowings at September 30, 2007, a one percent (1%) change in the weighted average interest rate would change our annual interest by approximately $470,000.
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
          There have been no changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2007, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c) Repurchases of stock

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plan (1)	under the Plan (1)
				(in thousands)
July 1, 2007 — July 31, 2007	0	—	0	$1,593
August 1, 2007 — August 31, 2007	0	—	0	$1,593
September 1, 2007 — September 30, 2007	0	—	0	$1,593
Total	0	—	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through September 30, 2007, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during the first nine months of 2007.
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

REGENT COMMUNICATIONS, INC.
Date: November 9, 2007	By:	/s/ William L. Stakelin
William L. Stakelin, President
and Chief Executive Officer

Date: November 9, 2007	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos, Executive Vice
President and Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX
          The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)	Amended and Restated By-Laws of Regent Communications, Inc. adopted October 24, 2007

4(a)*	Credit Agreement dated as of November 21, 2006 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4 to the Registrant’s Form 8-K filed November 28, 2006 and incorporated herein by this reference)

4(b)*	Amendment No. 1 to the Credit Agreement, dated as of February 23, 2007 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, with Regent has determined are not material) (previously filed as Exhibit 4(1) to the Registrants Form 8-K filed March 1, 2007 and incorporated here by this reference)

4(c)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

4(d)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

10(a)*	Settlement Agreement dated September 14, 2007, including Release as Exhibit A thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 17, 2007 and incorporated herein by this reference)

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-2