Form 10-K
period 2007-12-31
REGENT COMMUNICATIONS INC
filed 2008-03-17
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
The Nasdaq Stock Market LLC
(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $104,767,840 based upon the closing sale price of $3.35 on the Nasdaq Stock Market’s Global Market for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
The number of common shares of registrant outstanding as of March 3, 2008 was 39,458,849.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of registrant’s definitive Proxy Statement to be filed during April 2008 in connection with the 2008 Annual Meeting of Stockholders presently scheduled to be held on May 7, 2008 are incorporated by reference into Part III of this Form 10-K.

REGENT COMMUNICATIONS, INC.
     Regent Communications, Inc. is a holding company. We own and operate our radio stations and hold our radio broadcast licenses in separate subsidiaries. In this report, when we use the term “Regent” and the pronouns “we,” “our” and “us,” we mean Regent Communications, Inc. and all its subsidiaries, unless the context otherwise requires.

PART I
ITEM 1. BUSINESS.
General Development of Business
     We are a radio broadcasting company focused on acquiring, developing and operating radio stations in mid-sized markets. We currently own 49 FM and 13 AM radio stations in 13 markets in Colorado, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, New York, and Texas. Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets that are ranked by BIA Publications, Inc. in their Investing in Radio 2007 Market Report, except Albany, New York, where our cluster ranks third.
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
     Relative to the largest radio markets in the United States, we believe that the mid-sized markets represent attractive operating environments because they are generally characterized by the following:
–	a greater use of radio advertising compared to the national average;

–	lower overall susceptibility to fluctuations in general economic conditions due to a lower percentage of national versus local advertising revenues;

–	greater growth potential for advertising revenues as national and regional retailers expand into mid-sized markets; and

–	less direct format competition due to a smaller number of owners in any given market.
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

Subsequent Dispositions
     We completed the following dispositions subsequent to December 31, 2007.

				Sale
				Price
		No. of		(in	Date
Purchaser	Market	Stations	Call Letters	millions)	Completed
Stephens Media Group Watertown, LLC	Watertown, NY	4	WCIZ-FM WFRY-FM WTNY-AM WNER-AM	$6.25	02/01/08

Capital Broadcasting, Inc.	Albany, NY	1	WTMM-AM(1)	$0.85	02/05/08

Culver Communications II, Inc. and related entities	Buffalo, NY	1	WECK-AM	$1.30	03/11/08

(1)	Effective November 1, 2007, Capital Broadcasting, Inc. began operating WTMM-AM under a time brokerage agreement.
Acquisition Strategy
     Our acquisition strategy is to expand within our existing markets and into new mid-sized markets where we believe we can effectively use our operating strategies. Although competition exists among potential purchasers for suitable radio station acquisitions throughout the United States, we believe that there is currently less competition in mid-sized markets, particularly since there is evidence that two other public mid-market consolidators have changed their focus to major markets. After entering a market, we seek to acquire additional stations that will allow us to reach a wider range of demographic groups to appeal to advertisers and increase revenue. We also integrate these stations into our existing operations in an effort to achieve operational cost savings. We have sold or will sell stations in different markets that did not or do not fit within our existing acquisition strategy.
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
     We believe that our acquisition strategy, properly implemented, affords a number of benefits, including:
–	greater revenue and station operating income diversity;

–	improved station operating income through the consolidation of facilities and the elimination of redundant expenses;

–	enhanced revenue by offering advertisers a broader range of advertising packages;

–	improved negotiating leverage with various key vendors;

–	enhanced appeal to top industry management talent; and

–	increased overall scale, which should facilitate our capital raising activities.
     We have developed a process for integrating newly acquired properties into our overall culture and operating philosophy, which involves the following key elements:
–	assess format quality and effectiveness so that we can refine or change station formats in order to increase audience and revenue share;

–	upgrade transmission, audio processing and studio facilities;

–	expand and strengthen sales staff through active recruiting and in-depth training;

–	convert acquired stations to our communications network and centralized networked accounting system; and

–	establish revenue and expense budgets consistent with the programming and sales strategy and corresponding cost adjustments.
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
     Aggressive Sales and Marketing. We seek to maximize our share of local radio advertising revenue in each of our markets through aggressive sales and marketing initiatives. We provide extensive training through in-house sales and time management programs and independent consultants who hold frequent seminars and are available for consultation with our sales personnel. We emphasize regular, informal exchanges of ideas among our management and sales personnel across our various markets. We seek to maximize our revenue by utilizing sophisticated inventory management and pricing techniques to provide our sales personnel with frequent price adjustments based on regional and local market conditions. We further strengthen our relationship with some advertisers by offering the ability to create customer traffic through an on-site event staged at, and broadcast from, the advertiser’s business location. Prior to their acquisition, many of our newly acquired stations had underperformed in sales, due primarily to undersized sales staffs, inadequate training and lack of management oversight. Accordingly, we significantly expanded the sales forces of many of our acquired stations and instituted processes to increase awareness of and accountability for the achievement of established goals.
     Cross-platform Sales. We believe that the internet will be very beneficial to us as we develop and rapidly expand our Interactive initiatives. To take advantage of the growth in internet advertising revenue, we have begun focusing on leveraging our strong radio station brands by selling internet advertising to existing radio advertising clients. This advertising can be either audio commercials running only on the online stream of our over-the-air broadcast, or advertising and sponsorships on our radio station websites. Additionally, we have begun selling internet advertising to advertisers who are not currently radio clients. Following a successful internet advertising campaign, these advertisers have a greater chance to be converted to radio clients. Thus, our focus on cross-platform sales not only provides additional advertising opportunities for our clients and additional revenue channels for Regent, but also provides additional opportunities to increase radio advertising revenue.
     Targeted Programming and Promotion. To maintain or improve our position in each market, we combine extensive market research with an assessment of our competitors’ vulnerabilities in order to identify significant and sustainable target audiences. We then tailor the programming, marketing and promotion of each radio station to maximize its appeal to the targeted audience. We attempt to build strong markets by:
–	creating distinct content and highly visible profiles for our on-air personalities;

–	utilizing market research to formulate recognizable brand names for select stations; and

–	supporting localism through active participation in community events and charities.
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

Station Portfolio
     We currently own and operate 49 FM and 13 AM radio stations in 13 mid-sized markets. The following table sets forth information about the stations that we owned or operated at December 31, 2007.
     As you review the information in the table below, you should note the following:
–	The abbreviation “MSA” in the table means the market’s rank among the largest metropolitan statistical areas in the United States.

–	The abbreviation “REV” in the table means the ranking of the market by BIAfn’s estimate of 2007 market gross radio advertising revenues in the United States.

–	In the Primary Demographic Target column, the letter “A” designates adults, the letter “W” designates women and the letter “M” designates men. The numbers following each letter designate the range of ages included within the demographic group.

–	Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

–	We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets from Investing in Radio 2007 Market Report, published by BIA Publications, Inc. The information was obtained from that database on March 4, 2008.

–	We obtained all audience share information from the Fall 2007 Radio Market Report published by The Arbitron Company, the radio broadcast industry’s principal ratings service. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

–	N/A indicates the market has no MSA rank and is not rated by Arbitron.

Station
					Cluster	Station
					Rank by	Cluster
			Station	Primary	Market	12+
Radio Market/	MSA	REV	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Rank	Format	Target	Share	Share
Albany, NY	63	59			3	16.0
WQBJ-FM			Rock	M 18-49
WQBK-FM			Rock	M 18-49
WBZZ-FM			Adult Contemporary	A 25-54
WGNA-FM			Country	A 25-54
WTMM-FM			Sports	M 35+

Bloomington, IL	242	186			1	27.9
WJBC-AM			News/Talk	A 35-54
WBNQ-FM			Hot Adult Contemporary	W 25-54
WBWN-FM			Country	A 25-54
WTRX-FM			Oldies	A 35+
WJEZ-FM			Adult Contemporary	A 25-54

Buffalo, NY	52	42			2	27.8
WYRK-FM			Country	A 25-54
WJYE-FM			Adult Contemporary	W 25-54
WBUF-FM			JACK Adult Hits	A 18-34
WBLK-FM			Urban	A 25-54

El Paso, TX	76	75			2	11.1
KSII-FM			Hot Adult Contemporary	W 25-54
KLAQ-FM			Rock	M 18-49
KROD-AM			News/Talk	A 35+

Evansville, IN	161	121			2	32.6
WKDQ-FM			Country	A 25-54
WJLT-FM			Oldies	A 35+
WDKS-FM			CHR	A 18-34
WGBF-FM			Rock	A 18-34
WGBF-AM			News/Talk	A 35+

Flint, MI	127	125			1	24.1
WCRZ-FM			Adult Contemporary	W 25-54
WWBN-FM			Active Rock	M 18-34
WFNT-AM			Adult Standards	A 35+
WRCL-FM			Rhythmic CHR	A 18-34
WQUS-FM			Classic Rock	A 25-54
WLCO-AM			Classic Country	A 35+

Ft.Collins-Greeley, CO	123	160			1	16.5
KUAD-FM			Country	A 25-54
KTRR-FM			Adult Contemporary	W 25-54
KMAX-FM			Classic Rock	M 25-54
KKPL-FM			Alternative	A 18-34
KARS-FM			Oldies	A 35+

Grand Rapids, MI	67	62			2	17.1
WLHT-FM			Adult Contemporary	W 25-54
WGRD-FM			New Rock	M 18-49
WTRV-FM			Soft Adult Contemporary	W 35+
WNWZ-AM			Spanish	A 25-54
WFGR-FM			Oldies	A 35+

Station
					Cluster	Station
					Rank by	Cluster
			Station	Primary	Market	12+
Radio Market/	MSA	REV	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Rank	Format	Target	Share	Share
Lafayette, LA	104	106			1	31.5
KPEL-FM			News/Talk	A 35+
KTDY-FM			Adult Contemporary	W 25-54
KRKA-FM			Rhythmic CHR	A 18-34
KFTE-FM			Alternative	A 18-34
KMDL-FM			Country	A 25-54
KPEL-AM			Sports	A 35+
KROF-AM			Cajun	A 35+

Owensboro, KY	N/A	N/A			N/A	N/A
WOMI-AM			News/Talk	A 35+
WBKR-FM			Country	A 25-54

Peoria, IL	150	129			2	23.6
WVEL-AM			Gospel	A 35+
WGLO-FM			Classic Rock	M 25-54
WIXO-FM			Active Rock	A 18-34
WZPW-FM			Rhythmic CHR	A 18-34
WFYR-FM			Country	A 25-54

St. Cloud, MN	217	164			2	28.7
KMXK-FM			Adult Contemporary	W 25-54
WWJO-FM			Country	A 25-54
WJON-AM			News/Talk	A 35+
KLZZ-FM			Classic Rock	M 25-54
KZRV-FM			New Rock	A 18-34
KXSS-AM			Sports	M 35+

Utica-Rome, NY	162	197			1	36.6
WODZ-FM			Oldies	A 35+
WLZW-FM			Adult Contemporary	W 25-54
WFRG-FM			Country	A 25-54
WIBX-AM			News/Talk	A 35+
Advertising Sales
     Virtually all of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2007, approximately 85% of our net broadcast revenue was generated from the sale of locally driven advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions, including our Interactive initiative, which focuses on generating advertising revenues via the internet. The major categories of our advertisers include automotive, retail, telecommunications and entertainment.
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
     We believe that radio is one of the most efficient and cost-effective means for advertisers to reach specific demographic groups. Advertising rates charged by radio stations are based primarily on the following:
–	the supply of, and demand for, radio advertising time;

–	a station’s share of audiences in the demographic groups targeted by advertisers, as measured by ratings surveys estimating the number of listeners tuned to the station at various times; and

–	the number of stations in the market competing for the same demographic groups.
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
     Our stations compete for advertising revenue with other stations and with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. The radio broadcasting industry also is subject to competition from newer media technologies, such as the delivery of audio programming by cable or direct broadcast satellite television systems, by satellite-delivered digital audio radio service and by in-band digital audio broadcasting. Two providers of satellite-delivered digital audio broadcasting deliver to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. Furthermore, terrestrial in-band digital audio broadcasting delivers multi-channel, multi-format programming in the same bands used by AM and FM broadcasters. The delivery of information through the Internet also could become a significant form of competition, as could the development of non-commercial low-power FM radio stations that serve small, localized areas. We are currently focused on leveraging our strong radio brands to promote growth in our internet-based initiatives.
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
Employees
     At February 29, 2008, we employed approximately 900 persons. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.
Federal Regulation of Radio Broadcasting
     Introduction. The radio broadcasting industry is subject to extensive and changing regulation of, among other things, program content, advertising content, technical operations and business and employment practices. Our ownership, operation, purchase and sale of radio stations is regulated by the

FCC, which acts under authority derived from the Communications Act of 1934, as amended. Among other things, the FCC:
–	assigns frequency bands for broadcasting;

–	determines the particular frequencies, locations, operating powers and other technical parameters of stations;

–	issues, renews, revokes, conditions and modifies station licenses;

–	determines whether to approve changes in ownership or control of station licenses;

–	regulates equipment used by stations; and

–	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations.
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
     License Grant and Renewal. Radio stations operate under renewable broadcasting licenses that are ordinarily granted by the FCC for maximum terms of eight years. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. During the periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC is required to hold hearings on a station’s renewal application if a substantial or material question of fact exists as to whether the station has served the public interest, convenience and necessity. If, as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet certain requirements and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We are not currently aware of any facts that we anticipate would prevent the renewal of any of our licenses to operate our radio stations, although we cannot assure you that all of our licenses will be renewed.
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

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License
Albany, NY	WQBJ-FM	B	150	50.0	103.5 MHz	06/01/14
	WQBK-FM	A	92	6.0	103.9 MHz	Pending
	WBZZ-FM	B1	187	7.1	105.7 MHz	06/01/14
	WGNA-FM	B	300	12.5	107.7 MHz	06/01/14
	WTMM-FM	A	107	5.0	104.5 MHz	06/01/14

Bloomington, IL	WJBC-AM	C	N/A	1.0	1230 kHz	12/01/12
	WBNQ-FM	B	142	50.0	101.5 MHz	12/01/12
	WBWN-FM	B1	100	25.0	104.1 MHz	12/01/12
	WTRX-FM	B1	144	12.0	93.7 MHz	12/01/12
	WJEZ-FM	A	149	1.3	98.9 MHz	12/01/12

Buffalo, NY	WYRK-FM	B	142	50.0	106.5 MHz	06/01/14
	WJYE-FM	B	154	47.0	96.1 MHz	06/01/14
	WBUF-FM	B	195	76.0	92.9 MHz	06/01/14
	WBLK-FM	B	154	47.0	93.7 MHz	06/01/14

El Paso, TX	KSII-FM	C	433	100.0	93.1 MHz	08/01/13
	KLAQ-FM	C	424	100.0	95.5 MHz	08/01/13
	KROD-AM	B	N/A	5.0	600 kHz	08/01/13

Evansville, IN	WKDQ-FM	C	300	100.0	99.5 MHz	08/01/12
	WDKS-FM	A	100	6.0	106.1 MHz	08/01/12
	WJLT-FM	B	150	50.0	105.3 MHz	08/01/12
	WGBF-FM	A	138	3.2	103.1 MHz	08/01/12
	WGBF-AM	B	N/A	5.0 daytime	1280 kHz	08/01/12
				1.0 night

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License
Flint, MI	WCRZ-FM	B	101	50.0	107.9 MHz	10/01/12
	WWBN-FM	A	149	1.8	101.5 MHz	10/01/12
	WFNT-AM	B	N/A	5.0 daytime	1470 kHz	10/01/12
				1.0 night
	WRCL-FM	A	133	3.5	93.7 MHz	10/01/12
	WQUS-FM	A	91	3.0	103.1 MHz	10/01/12
	WLOC-AM	B	N/A	5.0 daytime	1530 kHz	10/01/12
				1.0 night

Ft.Collins-Greeley, CO	KUAD-FM	C1	255	100.0	99.1 MHz	04/01/13
	KTRR-FM	C2	234	17.0	102.5 MHz	04/01/13
	KMAX-FM	C3	168	8.7	94.3 MHz	04/01/13
	KKPL-FM	C2	150	50.0	99.9 MHz	10/01/13
	KARS-FM	C	372	100.0	102.9 MHz	10/01/13

Grand Rapids, MI	WLHT-FM	B	168	40.0	95.7 MHz	10/01/12
	WGRD -FM	B	180	13.0	97.9 MHz	10/01/12
	WTRV-FM	A	92	3.5	100.5 MHz	10/01/12
	WNWZ -AM	D	N/A	1.0 daytime	1410 kHz	10/01/12
				.048 night
	WFGR-FM	A	150	2.75	98.7 MHz	10/01/12

Lafayette, LA	KMDL-FM	C2	171	38.0	97.3 MHz	06/01/12
	KRKA-FM	C1	263	100.0	107.9 MHz	06/01/12
	KFTE-FM	C2	163	42.0	96.5 MHz	06/01/12
	KTDY-FM	C	300	100.0	99.9 MHz	06/01/12
	KPEL-FM	C3	89	25.0	105.1 MHz	06/01/12
	KPEL-AM	B	N/A	1.0 daytime	1420 kHz	06/01/12
				0.75 night
	KROF-AM	D	N/A	1.0 daytime	960 kHz	06/01/12
				.095 night

Owensboro, KY	WOMI-AM	C	N/A	0.83	1490 kHz	08/01/12
	WBKR-FM	C	320	91.0	92.5 MHz	08/01/12

Peoria, IL	WGLO-FM	B1	189	7.0	95.5 MHz	12/01/12
	WZPW-FM	B1	114	19.0	92.3 MHz	12/01/12
	WVEL-AM	D	N/A	5.0 daytime	1140 kHz	12/01/12
	WFYR-FM	B1	103	23.5	97.3 MHz	12/01/12
	WIXO-FM	B	169	32.0	105.7 MHz	12/01/12

St. Cloud, MN	KMXK-FM	C2	150	50.0	94.9 MHz	04/01/13
	WJON-AM	C	N/A	1.0	1240 kHz	04/01/13
	WWJO-FM	C	305	100.0	98.1 MHz	04/01/13
	KZRV-FM	C2	138	50.0	96.7 MHz	04/01/13
	KLZZ-FM	C3	126	9.0	103.7 MHz	04/01/13
	KXSS-AM	B	N/A	2.5 daytime	1390 kHz	04/01/13
				1.0 night

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License
Utica-Rome, NY	WODZ-FM	B1	184	7.4	96.1 MHz	06/01/14
	WLZW-FM	B	201	25.0	98.7 MHz	06/01/14
	WFRG-FM	B	151	100.0	104.3 MHz	06/01/14
	WIBX-AM	B	N/A	5.0	950 kHz	06/01/14
     Transfers or Assignment of Licenses. The Communications Act prohibits the assignment or transfer of a broadcast license without the prior approval of the FCC. In determining whether to grant approval, the FCC considers a number of factors pertaining to the licensee and proposed licensee, including:
–	compliance with the various rules limiting common ownership of media properties in a given market;

–	the character of the licensee and those persons holding attributable interests in the licensee; and

–	compliance with the Communications Act’s limitations on alien ownership as well as compliance with other FCC regulations and policies.
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
     Multiple Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market, as well as the combination of radio stations, television stations and newspapers that any entity can own in a single market. The radio multiple-ownership rules may preclude us from acquiring certain stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other stations. The local radio ownership rules are as follows:
–	in markets with 45 or more radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

–	in markets with 30 to 44 radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

–	in markets with 15 to 29 radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

–	in markets with 14 or fewer radio stations, ownership is limited to five commercial stations or no more than 50.0% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.
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
     In addition to limits on the number of radio stations that a single owner may own in a particular geographic market, the FCC also has cross-ownership rules that limit or prohibit radio station ownership by the owner of television stations or a newspaper in the same market. The FCC’s radio/television cross-ownership rules permit a single owner to own up to two television stations, consistent with the FCC’s rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local radio ownership limits for the market, as follows:
–	in markets where 20 media voices will remain after the consummation of the proposed transaction, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

–	in markets where ten media voices will remain after the consummation of the proposed transaction, an owner may own an additional three radio stations.
     A media voice includes each independently-owned, full power television and radio station and each daily newspaper, plus one voice for all cable television systems operating in the market.
     In addition to the limits on the number of radio stations and radio/television combinations that a single owner may own, the FCC recently adopted changes to its rule prohibiting the same owner from owning a broadcast station and a daily newspaper in the same geographic market. Under the new rule, which was adopted in December 2007 but has not yet become effective, a party would generally be permitted to own one major newspaper and one radio station in a market which is among the 20 largest television markets in the United States. In addition, newspaper-radio cross ownership would be permitted in certain cases involving a failed or failing newspaper or station. These new rules may be challenged before the FCC or the courts.

     As part of its 2003 order on broadcast ownership, the FCC adopted new rules which would eliminate television-radio cross ownership restrictions in markets with four or more television stations. Under these new rules, cross ownership among radio and television stations would not be permitted in markets with fewer than four television stations and would not be restricted in markets with nine or more television stations. The Third Circuit Court of Appeals has remanded certain aspects of these rules to the FCC for further justification or modification, and these new rules have been stayed by the Court pending the Court’s review of the FCC’s action on remand. In the July 2006 FNPRM, the FCC sought comment on how to address the issues regarding cross ownership that were remanded by the Court. In the meantime, the FCC has continued to apply its previous rules regarding cross ownership.
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
     Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters could include:
–	proposals to impose regulatory, spectrum use or other fees on FCC licensees;

–	proposals to impose streaming fees for radio;

–	changes to foreign ownership rules for broadcast licenses;

–	revisions to political broadcasting rules, including requirements that broadcasters provide free air time to candidates;

–	technical and frequency allocation matters;

–	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

–	further changes in the FCC’s attribution and multiple ownership policies;

–	changes to broadcast technical requirements; and

–	proposals to limit the tax deductibility of advertising expenses by advertisers.
     The FCC has selected In-Band On-Channel ™ as the exclusive technology for terrestrial digital operations by AM and FM radio stations. The FCC has authorized commencement of “hybrid” In-Band On-Channel ™ transmissions, that is, simultaneous broadcast in both digital and analog format, including multiple digital channels. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel ™ technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what formal licensing and service rules the FCC will adopt regarding In-Band On-Channel ™ technology and what effect such regulations would have on our business or the operations of our radio stations. It is also unclear what future impact the introduction of digital broadcasting will have on the markets in which we compete.
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

Access to Information
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

ITEM 1A. RISK FACTORS.
We Face Many Unpredictable Business Risks That Could Have a Material Adverse Effect on Our Future Operations.
     Our operations are subject to many business risks, including certain risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business. These include:
–	changing economic conditions, both generally and relative to the radio broadcasting industry;

–	shifts in population, listenership, demographics, or audience tastes;

–	the level of competition for advertising revenues with other radio stations, satellite radio, television stations, newspapers, Internet-based media, and other communications media;

–	technological changes and innovations; and

–	changes in governmental regulations and policies and actions of federal regulatory bodies, including the U.S. Department of Justice, the Federal Trade Commission, and the Federal Communications Commission (FCC).
     Given the inherent unpredictability of these variables, we cannot with any degree of certainty predict what effect, if any, these risks will have on our future operations.
An Economic Downturn in Any of Our Significant Markets Could Adversely Affect Our Revenue and Cash Flow.
     Our stations are located in 13 markets. A significant decline in net broadcasting revenue from our stations in any of our significant markets could have a material adverse effect on our operations and financial condition.
Our Stock Price Could Experience Volatility.
     The market price for our common stock could fluctuate due to various factors. These factors could include, among others:
–     acquisition- or disposition-related announcements;
–      market sentiment regarding the general long-term growth potential for broadcasters;
–      changes to competing radio broadcasters and fluctuations in the price of other radio broadcasters’ common stock;
–      ongoing or new technological innovations or products by competing broadcasters or other competitors;
–      fluctuations in our quarterly and annual operating results; and
–      general market conditions.

     In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.
Our Results of Operations Have Been and May Continue to Be Adversely Affected by a General Decline in Economic Conditions.
     We derive substantially all of our revenue from the sale of advertising time on our radio stations. Generally, advertising tends to decline during economic recessions or downturns. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. The current downturn in the U.S. economy has had a negative effect on our financial condition and results of operations.
We Have Substantial Indebtedness and Debt Service Requirements.
     At December 31, 2007, our outstanding debt was approximately $206.4 million. We have borrowed and may continue to borrow to finance acquisitions, repurchase shares of our common stock, or for other corporate purposes, subject to existing restrictions within our credit agreement. Because of our substantial indebtedness, a significant portion of our cash flow from operations is and will be required for debt service. Our significant levels of debt could have negative consequences for us. You should note that:
–	a substantial portion of our cash flow is, and will be, dedicated to debt service and is not, and will not be, available for other purposes;

–	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired in the future;

–	certain of our borrowings are, and will be, at variable rates of interest, which may expose us to the risk of increases in interest rates;

–	approximately $163.9 million of our borrowings have been swapped from a variable rate of interest to a fixed rate of interest through December 2011. Accordingly, if interest rates would decline substantially from the current rates, we may not receive the benefit of such reductions in interest rates; and

–	our level of indebtedness could make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.
     Under the terms of our credit agreement, the amount outstanding under the Term B Loan permanently reduces each quarter by 0.25% of the initial balance, with the final payment due on November 21, 2013. Amounts outstanding under the Term A Loan permanently reduce each quarter in amounts ranging from 1.25% to 6.25% of the initial balance. In addition, we may be required to make mandatory prepayments of debt with our excess cash flow that is generated. We believe that cash flows from operations will be sufficient to meet our current debt service requirements for interest, scheduled quarterly payments of principal, and any required prepayments under the credit agreement. However, if such cash flow is not sufficient, we may be required to issue additional debt or equity securities, refinance our obligations, or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

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
Our Acquisition Strategy May Not Be Successful.
     Our growth strategy includes acquiring new stations in mid-sized markets. This strategy is subject to a variety of risks, including the:
–	increase in prices for radio stations due to increased competition for acquisition opportunities;

–	reduction in the number of suitable acquisition targets resulting from continued industry consolidation;

–	state of general broadcast industry valuations;

–	inability to negotiate definitive purchase agreements on satisfactory terms;

–	inability to obtain additional financing;

–	current adverse credit conditions;

–	inability to sell any under-performing station; and

–	failure or unanticipated delays in completing acquisitions due to difficulties in obtaining required regulatory approvals.
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
We Are Subject to Extensive and Changing Federal Regulation.
     Our business is dependent upon maintaining our broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years. Our broadcasting licenses will expire between 2012 and 2014. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that our pending or future renewal applications will be approved, or that such renewals will not include conditions or qualifications that could adversely affect our operations. The non-renewal or renewal with substantial conditions or modifications of one or more of our licenses could have a material adverse affect on us.
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
     We also compete with other media, such as satellite-delivered digital audio radio, television, newspapers, direct mail, outdoor advertising, and Internet-based media for advertising revenue. A loss of audience share to these media, or the introduction of new media competitors, could result in the inability to grow our advertising revenue, or decreased advertising revenue for us.
     We Are Subject to Competition From New Technologies That May Affect Our Broadcasting Operations.
     Our radio stations are subject to rapid technological change, evolving industry standards, and the emergence of competition from new media technologies and services. Various new media technologies and services have been introduced, or are being developed, including:
–	satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

–	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, Internet content providers and other digital audio broadcast formats;

–	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

–	low-powered FM radio, which could result in additional FM radio broadcast outlets; and

–	MP3 players and other personal audio systems that create new ways for individuals to listen to music and other content of their own choosing.
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
We May Incur Future Losses Due to Impairment of Our Intangible Assets.
     Indefinite-lived intangible assets, primarily consisting of FCC licenses and goodwill, represent a significant portion of our non-current assets. Such intangible assets are subject to annual impairment testing under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) to determine if their carrying amount exceeds their fair value. If it is determined the fair value is lower than the carrying value of an intangible asset, we are required to reduce the value of the asset to its fair value and record a corresponding impairment charge. During our initial transition to SFAS 142 in the first quarter of 2002, we recorded an impairment loss of approximately $6.1 million, net of taxes, to cumulative effect of accounting change in our Consolidated Statement of Operations. During our annual impairment testing of intangible assets in the fourth quarter of 2002, we recorded a $2.9 million impairment loss as a component of operating income in our Consolidated Statements of Operations. We recorded no impairment losses in the 2003 or 2004 years. During our annual impairment review of indefinite-lived intangible assets in the fourth quarter of 2005, we recorded an impairment loss of approximately $20.8 million as a component of operating loss in our Consolidated Statements of Operations and Comprehensive Loss. During our 2006 annual impairment review of indefinite-lived intangible assets, we recorded an impairment loss of approximately $48.4 million ($4.7 million of which was reclassified to discontinued operations) as a component of operating loss in our Consolidated Statements of Operations and Comprehensive Loss. During our 2007 annual impairment review of indefinite-lived intangible assets, we recorded an impairment loss of approximately $163.6 million as a component of operating loss in our Consolidated Statements of Operations and Comprehensive Loss. Many factors may affect our fair value calculations, including, but not limited to, local economic conditions in our radio markets, interest rates, the performance of the S&P 500, cash flow multiples, and capital expenditures. Our future impairment reviews could result in additional write-downs, and we cannot with any degree of certainty predict what effect, if any, such write-downs could have on our future operations.
We Have Established Certain Anti-takeover Measures That Could Prevent an Acquisition or Change of Control of Our Company.
     Certain of the provisions of our charter and bylaws could discourage, delay or prevent an acquisition or change of control of our Company even if our stockholders believe the change in control would be in our and their best interests and even if the transaction might be at a premium price. These provisions:
–	permit the Board of Directors to increase its own size and fill the resulting vacancies;

–	permit the Board of Directors, without stockholder approval, to issue preferred stock with such dividend, liquidation, conversion, voting and other rights as the Board may determine; and

–	limit the persons who may call special meetings of stockholders.
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
     We currently own studio facilities in Burton (Flint), Michigan; Lafayette, Louisiana; Peoria, Illinois; St. Cloud, Minnesota; Marcy (Utica-Rome), New York; Colonie (Albany), New York; Owensboro, Kentucky; Windsor (Ft. Collins-Greeley), Colorado; Evansville, Indiana; and Bloomington and Pontiac (Bloomington), Illinois. We own transmitter and antenna sites in Burton, Otisville, Millington and Lapeer (Flint), Michigan; St. Cloud, Rice, Stearns County and Graham Township (St. Cloud), Minnesota; Whitestown, Deerfield and Kirkland (Utica-Rome), New York; El Paso, Texas; Peoria County, Illinois; Lafayette and Abbeville (Lafayette), Louisiana; Bethlehem and Palatine (Albany), New York; Grand Rapids and Comstock Park (Grand Rapids), Michigan; Owensboro, Utica and Henderson (Owensboro), Kentucky; Windsor (Ft. Collins-Greeley), Colorado; and Evansville, Indiana. We lease our remaining studio and office facilities, including corporate office space in Cincinnati, Ohio and Covington, Kentucky, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment. Our buildings and equipment are suitable for our operations and generally in good condition, although opportunities to upgrade facilities are periodically reviewed.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2007.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Stock Prices
     Shares of our common stock are quoted on The Nasdaq Stock Market under the symbol RGCI. The following table sets forth, for each of the calendar quarters indicated, the reported high and low sales prices of our common stock as reported currently in the Nasdaq Global Market, and previously in the Nasdaq National Market.

	High	Low
2007
First quarter	$3.22	$2.80
Second quarter	$3.60	$2.97
Third quarter	$3.50	$2.40
Fourth quarter	$2.81	$1.40

2006
First quarter	$5.01	$3.97
Second quarter	$4.82	$3.38
Third quarter	$4.76	$3.76
Fourth quarter	$3.89	$2.74

     As of March 3, 2008, there were approximately 341 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.
     We have never declared nor paid cash dividends on our common stock, and we have no plans in the foreseeable future to do so. Additionally, our ability to pay dividends is subject to the terms and conditions of our credit agreement.
Share Repurchases
     During the three months ended December 31, 2007, we repurchased the following shares:

				Approximate
			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of Shares	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Plan(1)	Under the Plan (1)
				(in thousands)
October 1, 2007 – October 31, 2007	833 (2)	$2.38	0	$1,593
November 1, 2007 – November 30, 2007	0	—	0	$1,593
December 1, 2007 – December 31, 2007	0	—	0	$1,593
Total	833	$2.38	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through December 31, 2007, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during 2007.

(2)	Represents shares of common stock surrendered for the payment of employee withholding taxes related to the vesting of shares granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.

Stock Performance Graph
     The following graph compares the cumulative total return on the common stock of Regent Communications, Inc., the Nasdaq Stock Market (U.S.) Index and the S&P 400 Broadcasting & Cable TV Index, adjusted for stock splits and dividends, for the period from December 31, 2002 through December 31, 2007. The data set forth below assumes $100 was invested in Regent’s common stock and in each Index on December 31, 2002, with dividends, if any, reinvested. The total stockholder returns are not necessarily indicative of future returns.
COMPARISON OF CUMULATIVE TOTAL RETURN
AMONG REGENT COMMUNICATIONS, INC.,
THE NASDAQ STOCK MARKET (U.S.) INDEX AND
THE S&P 400 BROADCASTING & CABLE TV INDEX

	Cumulative Total Return
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
REGENT COMMUNICATIONS, INC.	$100.00	$107.45	$89.68	$78.51	$47.88	$26.06
NASDAQ STOCK MARKET (U.S.)	$100.00	$150.36	$163.00	$166.58	$183.68	$201.91
S&P 400 BROADCASTING & CABLE TV	$100.00	$118.92	$87.13	$65.89	$45.19	$22.69

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

	SELECTED CONSOLIDATED FINANCIAL DATA
	(In thousands, except per share data)
	YEAR ENDED DECEMBER 31,
	2007	2006	2005	2004	2003
OPERATING RESULTS (1) (3):
Net broadcast revenues	$97,912	$82,706	$76,439	$75,467	$64,744
Operating (loss) income	(141,681)	(31,465)	(8,020)	13,257	10,680
(Loss) income from continuing operations before income taxes	(163,431)	(36,956)	(11,380)	9,869	7,578
Net (loss) income from continuing operations	(102,870)	(22,522)	(7,558)	6,009	4,434
Net income (loss) from discontinued operations	296	(4,074)	919	7,226	1,272
Net (loss) income	$(102,574)	$(26,596)	$(6,639)	$13,235	$5,706

NET (LOSS) INCOME PER COMMON SHARE:
Basic:
(Loss) income from continuing operations	$(2.69)	$(0.57)	$(0.17)	$0.13	$0.09
Income (loss) from discontinued operations	0.01	(0.10)	0.02	0.16	0.03

Net (loss) income	$(2.68)	$(0.67)	$(0.15)	$0.29	$0.12

Weighted average number of common shares used in basic calculation	38,308	39,807	43,214	45,780	46,515

Diluted:
(Loss) income from continuing operations	$(2.69)	$(0.57)	$(0.17)	$0.13	$0.09
Income (loss) from discontinued operations	0.01	(0.10)	0.02	0.16	0.03

Net (loss) income	$(2.68)	$(0.67)	$(0.15)	$0.29	$0.12

Weighted average number of common shares used in fully diluted calculation: (2)	38,308	39,807	43,214	46,164	46,837

	DECEMBER 31,

	2007	2006	2005	2004	2003
BALANCE SHEET DATA (1) (3):
Current assets	$25,813	$22,721	$16,053	$16,218	$16,068
Total assets	339,250	451,645	374,481	397,361	373,301
Current liabilities	12,175	9,311	12,441	11,625	7,958
Long-term debt and capital leases, less current portion	202,866	213,923	78,349	72,560	67,714
Total stockholders’ equity	$117,614	$219,160	$262,056	$288,826	$283,798

(1)	Acquisitions and dispositions affect comparability among years (see Note 2 in Notes to Consolidated Financial Statements, as well as our prior Annual Reports on Form 10-K).

(2)	Shares for fully diluted are the same as basic in years 2007, 2006 and 2005 as the effect of outstanding common stock options and warrants was antidilutive in those years.

(3)	Impairment of indefinite-lived intangible assets recorded in 2007, 2006 and 2005 will affect comparability among years (see Note 7 in Notes to Consolidated Financial Statements, as well as our prior Annual Reports on Form 10-K).

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
Executive Overview
     Regent is focused on acquiring and operating radio stations in mid-sized markets where the majority of every revenue dollar is locally generated. We currently own and operate 62 radio stations in 13 broadcast markets. Regent stations hold the number one or two revenue positions in 12 of our 13 markets. Additionally, according to broadcast analysts, we are among the radio companies which have a highly concentrated average market share. Regent has out-performed the industry, as reported by the Radio Advertising Bureau, in same station net revenue growth for the past 15 out of 16 quarters.

•	On February 1, 2008, we disposed of four stations in Watertown, New York for approximately $6.3 million in cash. The Watertown transaction represents a continuation of our strategy to operate in broadcast markets ranked in size from 50 to 150 and follows the similar disposition of our Chico and Redding, California radio stations in late 2006. Additionally during the first quarter of 2008, we completed two transactions involving the disposition of non-strategic assets: the sale of WTMM-AM in Albany, New York; and the sale of WECK-AM in Buffalo, New York. The sale of these assets represent a continuation of our strategy to dispose of individual radio stations with weaker broadcast signals, as we have in the past with the sales of WYNG-FM in Evansville, Indiana, WGNA-AM in Albany, New York, and WRUN-AM in Utica, New York.

•	As a result of lower long-term interest rates at the end of the year, we recorded an unrealized loss of approximately $6.2 million related to the interest rate swap agreements we have in place on the term loan portions of our credit agreement. This unrealized loss was partially offset by a realized gain of approximately $1.0 million in 2007 related to favorable short-term interest rates compared to our fixed interest rates.

•	As a result of the annual impairment testing of our indefinite-lived intangible assets, we recorded approximately $163.6 million of non-cash impairment expense in 2007. This charge is representative of the current market value of Regent’s common stock, which reflects increased risk associated with long-term advertising growth rates.

•	In the third quarter of 2007, we expended approximately $600,000 in activist defense costs (primarily legal fees) related to stockholder demands. On September 14, 2007, we entered into an agreement with the parties to the demand which resulted in the expansion of Regent's Board of Directors to seven directors and the appointment of two new directors to the board.
•	We have continued to develop our Interactive initiative in 2007, which focuses on generating revenues through our stations’ websites. In the third quarter of 2007, we hired a vice president of technology and digital media to lead our Interactive efforts. We have also hired interactive sales managers and interactive program directors in several of our larger markets. While revenues and operating income from Regent Interactive was immaterial to the Company in 2007, we anticipate increased economic benefits in 2008 and beyond.

•	We began a consolidation capital expenditure project in the fourth quarter of 2007 related to a new operating facility for our Evansville, Indiana market. We anticipate this project will cost approximately $0.9 million. We also anticipate the sale of our existing facility, which will offset a portion of the cost of the new facility. We expect to see many benefits as a result of this project, including increased sales due to an expansion of our sales force and improved employee morale.

•	Currently, and including the Buffalo stations, we have 24 FM stations and one AM station broadcasting in digital, or high definition radio (HD Radio). We expended approximately $1.0 million in cash in 2007 to convert nine stations to digital radio and enable one secondary channel for each of two previously converted radio stations. The conversion to HD Radio will enable the stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services. The economic benefit, if any, to our stations that have converted to HD Radio currently cannot be measured. Any future economic benefit to our stations as a result of digital conversion is not known at this time.
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
Goodwill and Indefinite-Lived Intangible Assets — Our FCC licenses qualify as indefinite-lived intangible assets, and represent a significant portion of the assets on our balance sheet. We utilize the greenfield methodology for valuation of our FCC licenses, which allocates a start-up value to each station and employs a discounted cash flow methodology and accepted appraisal techniques. To test goodwill, we utilize a market multiple approach at the reporting unit level. Local economic conditions in each of our markets could impact whether an FCC license or goodwill is impaired, as a decrease or increase in market revenue could negatively or positively impact discounted cash flows. Other factors such as interest rates, the performance of the S&P 500, cash flow multiples as well as capital expenditures, can affect the discounted cash flow analysis. In the event that there are no representative asset purchases or sale transactions to substantiate the fair value analysis utilized in the application of Statement of Financial Accounting Standards No. 142, we may defer to the fair value implied by Regent’s market capitalization to establish the fair value. To the extent that the carrying value exceeds the fair value of the assets, an impairment loss will be recorded in operating income or loss. A 1% decrease in expected cash flow with no further changes in assumptions, would result in approximately $3.0 million of impairment expense.
Allocation of Acquisition Purchase Price and Valuation of Acquired Intangible Assets – We believe the determination of the fair value of our acquired intangible assets is a critical accounting policy as their value is significant relative to our total assets. We apply various common valuation methods to determine the value of tangible assets, FCC licenses, and other intangible assets. The critical assumptions we use in the valuation of our intangible assets include assumptions about market growth, cash flow growth, multiples of cash flow, and other economic factors.
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
Deferred Tax Assets - At December 31, 2007, we had current and non-current deferred tax assets of approximately $58.0 million before valuation allowance, the primary component of which is our net operating loss carryforwards. While we have a valuation allowance of approximately $2.9 million established for tax assets expiring through 2016, we have determined that it is not necessary to record a valuation allowance against our net operating loss carryforwards that expire in years 2017 through 2027, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration the anticipated future run-off of significant tax amortization related to existing FCC licenses and tax-deductible goodwill by 2016. However, there is no assurance that our projections will be achieved, and if our taxable income projections fall short, we most likely would need to record an additional valuation allowance against the deferred tax assets that would not be utilized. The need to record an additional valuation allowance against our deferred tax assets is reviewed quarterly, and if we were to determine that we would be unable to realize a portion, or the remainder of the deferred tax assets in the future, an adjustment to the deferred tax assets would be recorded as expense in the period such determination was made. Additionally, if it were determined that we would be able to utilize a portion of the net operating loss carryforwards that are currently reduced by a valuation allowance, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense. If our provisions for current or deferred taxes are not adequate due to unfavorable law changes or unforeseen circumstances, we could experience expenses in excess of the current or deferred income tax provisions we have established. A 20% or less decrease in cumulative taxable income projections through our 2016 carryforward period would have no impact on our valuation allowance.
Allowance for Doubtful Accounts – We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We routinely review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received. A one percent change to our allowance as a percent of our outstanding accounts receivable at December 31, 2007 would cause a change in net income of approximately $0.1 million, net of tax.
Effect of Recently Issued Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effective implementation date of SFAS 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” are excluded from the scope of SFAS 157. The Standard is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adoption on our financial position and results of operations, if any.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” (“SFAS 159”). SFAS 159 permits entities to irrevocably choose to measure many financial assets and liabilities at fair value. The fair value option established by SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses in earnings at subsequent reporting dates. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS 159 on January 1, 2008, and do not anticipate any material impact on the Company’s financial position and results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize all of the fair values of acquired assets, including goodwill, and assumed liabilities, with limited exceptions, even in instances where the acquirer has not acquired 100% of its target. SFAS 141R also requires that contingent consideration be measured at fair value at that acquisition date and included on that basis in the purchase price consideration. Under SFAS 141R, transaction costs would be expensed as incurred. SFAS 141R amends Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” to require the acquiring entity to recognize changes in the amount of its deferred tax benefits that are recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, based upon the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We anticipate adopting SFAS 141R on January 1, 2009. The statement’s impact on our financial position and results of operations is currently unknown.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and would be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier application is prohibited. We anticipate adopting SFAS 160 on January 1, 2009, and are currently assessing the potential impact that adoption could have on our financial position and results of operations, if any.
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
2007 Compared to 2006
     Results of continuing operations for the year ended December 31, 2007 compared to December 31, 2006 were impacted by several factors. Revenue comparisons were impacted by approximately $1.6 million of political revenues that were recorded primarily in the third and fourth quarters of 2006, compared to approximately $0.6 million in the comparable 2007 period. Comparative results were also impacted in 2007 by the operations related to the Buffalo cluster which we began operating October 1, 2006.
Net Broadcast Revenues
     The radio industry overall experienced a 2.0% decrease in revenues in 2007 compared to 2006, according to the Radio Advertising Bureau (“RAB”). The RAB further indicated that in 2007, local revenues decreased 2.0%, national revenues decreased by 6.0% and network revenues increased 4.0%. In 2007, our net broadcast revenue was derived from approximately 85% local revenue and 15% national revenue.
     Net broadcast revenues for Regent increased 18.4% to approximately $97.9 million in 2007 from approximately $82.7 million in 2006. The table below provides a summary of the net broadcast revenue variance for the comparable twelve-month periods (in thousands):

Net broadcast revenue variance:

	Increase
	(decrease) in net
	broadcast	%
	revenue	Change
Local revenue	$13,152	19.7%
National revenue	1,992	21.0%
Political revenue	(1,040)	64.0%
Barter revenue	486	15.6%
Other	616	33.8%

Net broadcast revenue variance	$15,206	18.4%

     The 19.7% increase in local advertising revenue in 2007 compared to 2006 was due primarily to increased local revenue as a result of the Buffalo acquisition. Similarly, the favorable national advertising revenue variance was primarily due to the Buffalo acquisition. Local revenue increased in all our markets with the exception of our Flint and Grand Rapids, Michigan and Bloomington, Illinois markets. Local revenue increased in our Lafayette, Louisiana and Peoria, Illinois markets by 7.9% and 8.2%, respectively. National revenue increased in all our markets with the exception of our El Paso, Texas, Grand Rapids, Michigan and Utica, New York markets. Additionally, our Buffalo market experienced a decrease of approximately $0.4 million, or 42.4%, in national revenue during the fourth quarter of 2007, compared to the same period in 2006.
Station Operating Expenses
     Station operating expenses increased 13.9%, to approximately $63.1 million in 2007 from approximately $55.3 million in 2006. The table below provides a summary of the station operating expense variance for the comparable twelve-month periods (in thousands):
Station operating expense variance:

	Increase in
	station operating	%
	expense	Change
Technical expense	$(626)	21.6%
Programming expense	(1,795)	11.4%
Promotion expense	(91)	2.9%
Interactive expense	(735)	N/M
Sales expense	(3,269)	19.9%
Administrative expense	(862)	6.2%
Barter expense	(338)	10.6%

Station operating expense variance	$(7,716)	13.9%

N/M – Calculation is not meaningful as the Company began its Interactive initiative in 2007.
     A substantial portion of the $7.7 million expense increase was due to the results of the Buffalo stations, which we began operating at the beginning of the fourth quarter of 2006. Technical expenses increased approximately 21.6% due primarily to: increased equipment repair; increases in heat, light and power costs; higher compensation expense; and increased rent expenses as a result of the Buffalo stations. Programming expenses increased by approximately 11.4% primarily from: increased compensation expense of approximately $1.1 million, of which approximately $0.7 million was related to the Buffalo stations; higher music license fees, primarily from the Buffalo stations; and syndication expenses related to our “Free Beer & Hot Wings” syndicated show. These programming expense increases were partially offset by a savings in programming research expense. Promotion and advertising expenses increased approximately 2.9% primarily due to the Buffalo stations, partially offset by savings in several of our other markets. Sales expense increased 19.9% due primarily to compensation costs related to increased revenue, primarily from the Buffalo stations, and increased rating service costs related to the Buffalo stations, as well as one new station in Albany, New York and two new stations in Peoria, Illinois. Our Interactive initiative was launched in 2007 and the increase in expense primarily represents compensation expense for our newly-hired Interactive sales managers and program directors, website and streaming fees, and music license fees. Administrative expense increased by 6.2%, due primarily to increased compensation, rent and health care expenses from the Buffalo stations, partially offset by lower franchise tax expense and bad debt expense. Barter expenses increased primarily due to the results of the Buffalo stations.
Depreciation and Amortization
     Depreciation and amortization expense of approximately $5.0 million in 2007 was flat compared to 2006. Amortization decreased by approximately $0.2 million due primarily to lower amortization expense in our Bloomington, Illinois and St. Cloud, Minnesota markets, as certain definite-lived intangibles became fully amortized in those markets in 2006. The decrease was partially offset by the amortization of certain definite-lived intangible assets acquired in conjunction with our Buffalo, New York and Peoria, Illinois station acquisitions in the second half of 2006. Depreciation expense increased by approximately $0.2 million in 2007, due primarily to the depreciation of assets in our Buffalo market for the full year, partially offset by decreased depreciation expense for certain assets that became fully depreciated in 2006.
Corporate Expense
     Corporate general and administrative expense increased approximately 8.2% or $0.6 million to approximately $7.3 million in 2007. The increase was due primarily to increased non-cash compensation expense related to the issuance of nonvested stock and increased board expenses.
Activist Defense Costs
     In the third quarter of 2007, we incurred approximately $0.6 million in legal and other costs related to the settlement of a stockholder activist lawsuit. Further information pertaining to this matter was filed on the Company’s Form 8-K dated September 14, 2007.
Impairment of Indefinite-Lived Intangible Assets
     In conjunction with our annual impairment testing of goodwill and indefinite-lived intangible assets, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. As a result, we recorded an impairment charge of approximately $163.6 million in the fourth quarter of 2007. The FCC license and goodwill impairment was due to a combination of factors, including the adjustment of certain metrics used to measure the discounted cash flow utilized in the valuation, and the adjustment of cash flow multiples to reflect current industry conditions. In 2006, we recorded impairment of FCC licenses and goodwill of approximately $48.4 million, which includes $4.7 million of impairment expense that has been reclassified to discontinued operations.

Interest Expense
     Interest expense increased to approximately $16.8 million in 2007 from approximately $7.5 million in 2006. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding balances under our credit agreement during 2007. Interest expense in 2006 included a non-cash charge of approximately $0.7 million in the fourth quarter from the write-off of deferred financing costs related to our previous credit agreement. Interest rates increased due to increases in LIBOR rates, as well as higher margins applicable to borrowings under our new credit agreement. The higher outstanding debt levels during the 2007 year were due primarily to borrowings made under our new credit agreement to fund the purchase of our Buffalo, New York stations during the fourth quarter of 2006. Our average debt level in 2007 was approximately $212.5 million, compared to approximately $104.6 million in 2006.
Income Taxes
     We recorded an income tax benefit on loss from continuing operations of approximately $60.6 million in 2007, which represented a 37.1% effective rate. The rate includes a tax benefit at a 34% federal rate and a state tax benefit of approximately 3.9%, offset by other permanent item adjustments, primarily related to the write-off of non tax-deductible goodwill, of 0.8%. We recorded an income tax benefit of approximately $14.4 million in 2006 on loss from continuing operations, which represented a 39.1% effective rate. The rate includes a tax benefit at a 34% federal rate, a state tax benefit of 5.0%, and miscellaneous adjustments of 0.1%.
     In 2007, we determined that it was not necessary to record an additional valuation allowance against our federal net operating loss carryforwards that expire in years 2017 through 2027, based on estimated future taxable income during those years. Our estimated future taxable income in those periods takes into consideration anticipated future reductions in interest expense due to scheduled debt repayments through 2013, as well as the run-off of significant tax amortization related to existing FCC licenses and tax-deductible goodwill by 2016.
     We have cumulative gross federal and state tax loss carryforwards of approximately $116.8 million at December 31, 2007, which expire in the years 2008 through 2027. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.
Discontinued Operations
     We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the subsequent sale of our Watertown, New York market and the sale of our Chico and Redding, California markets in 2006, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
Net broadcast revenue	$2,410	$8,292
Station operating expense	1,739	6,773
Depreciation and amortization expense	91	356
Allocated interest expense	145	367
Impairment of indefinite-lived intangible assets	–	4,700
Other income, net	–	(1)
(Gain) loss on sale of radio stations	(49)	206

Gain (loss) before income taxes	484	(4,109)
Income tax (expense) benefit (1)	(188)	35

Net income (loss)	$296	$(4,074)

(1)	The income tax benefit in 2006 includes approximately $1.5 million of income tax expense related to the write-off of non-deductible goodwill associated with the Chico and Redding, California disposals.
Same Station Results
     Our revenues are produced exclusively by our radio stations. While acquisitions have affected the comparability of our 2007 operating results to those of 2006, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating in continuing operations for five full quarters, exclusive of stations disposed of during those years. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income (loss), net income (loss), net cash provided by (used in) operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2007 and 2006 are listed in the table below by quarter, excluding the effect of barter transactions (in thousands).

	2007	2006
Quarter 1	Net	Net	%
(57 stations in 12 markets)	Revenue	Revenue	Change
Net broadcast revenue	$21,508	$16,617

Less remaining stations and barter effect	5,271	601

Same station net broadcast revenue	$16,237	$16,016	1.4%

     Same station net broadcast revenue increased 1.4% in the first quarter of 2007 compared to the same period in 2006. Traditional local radio spot revenue increased slightly, as increases in several of our markets were offset by decreases in our Bloomington and Peoria, Illinois markets due primarily to decreased local agency business. National revenue decreased slightly in 2007 compared to the first quarter of 2006, as a national revenue decrease in our Albany, New York market was offset by increased national revenue in our Grand Rapids, Michigan and Bloomington, Illinois markets. Non-traditional revenue, such as event revenue and Interactive revenue, accounted for the majority of the increase in total net broadcast revenue over 2006, which was partially offset by slightly lower political revenues. Our Lafayette, Louisiana market continued to experience economic growth and increased advertising revenue related to the after-effects of Hurricane Katrina.

	2007	2006
Quarter 2	Net	Net	%
(57 stations in 12 markets)	Revenue	Revenue	Change
Net broadcast revenue	$25,736	$20,446

Less remaining stations and barter effect	5,844	816

Same station net broadcast revenue	$19,892	$19,630	1.3%

     Same station net broadcast revenue increased 1.3% in the second quarter of 2007 compared to the same period in 2006. Traditional local radio spot revenue increased slightly as increases in several of our markets were offset by decreases in our Bloomington and Peoria, Illinois and Grand Rapids, Michigan markets, due primarily to decreased local agency business. National revenue accounted for 0.5% of the increase in the second quarter of 2007 compared to 2006, as decreases in our Albany, New York and El Paso, Texas markets were offset by increased national revenue in several of our other markets. Non-traditional revenue, such as event revenue and Interactive revenue, accounted for approximately 0.6% of the total 1.3% increase over the prior year. Our Lafayette, Louisiana market continued to experience economic growth and increased advertising revenue related to the after-effects of Hurricane Katrina.

Quarter 3	2007	2006
(57 stations in 12 markets)	Net Revenue	Net Revenue	% Change
Net broadcast revenue	$25,729	$20,606

Less remaining stations and barter effect	6,123	837

Same station net broadcast revenue	$19,606	$19,769	(0.8%)

     Same station net broadcast revenue decreased 0.8% in the third quarter of 2007 compared to the same period in 2006. Traditional local radio spot revenue increased slightly as increases in several of our markets were offset by decreases in our Bloomington and Peoria, Illinois and Flint, Michigan markets due primarily to decreased local agency business. National revenue increased slightly in the third quarter of 2007 compared to 2006, as a national revenue decrease in our Grand Rapids, Michigan market was offset by increased national revenue in several of our other markets. In 2007, we had lower political revenue by approximately $0.3 million due to the biennial effects of political advertising that benefited 2006 revenue. Our Lafayette, Louisiana market continued to experience economic growth and increased advertising revenue related to the after effects of Hurricane Katrina.

	2007	2006
Quarter 4	Net	Net	%
(58 stations in 12 markets)	Revenue	Revenue	Change
Net broadcast revenue	$24,939	$25,037

Less remaining stations and barter effect	5,271	5,899

Same station net broadcast revenue	$19,668	$19,138	2.8%

     Same station net broadcast revenue increased 2.8% in the fourth quarter of 2007 compared to the same period in 2006. Traditional local radio spot revenue increased 4.2% as increases in the majority of our markets were partially offset by a decrease in our Flint, Michigan market. The Flint market experienced a decline in local economic conditions, as well as a decrease in local agency business. National revenue increased 11.9% in the fourth quarter of 2007 compared to 2006 as national revenue increased in all of our markets except in our Grand Rapids and Flint, Michigan and Evansville, Indiana markets. In the fourth quarter of 2007, we had lower political revenue by approximately $0.6 million due to the biennial effects of political advertising that benefited 2006 broadcasting revenue. Our Lafayette, Louisiana market continued to experience economic growth and increased advertising revenue related to the after effects of Hurricane Katrina.
2006 Compared to 2005
     Results of continuing operations for the year ended December 31, 2006 compared to December 31, 2005 were impacted by several factors. Revenue was positively impacted by approximately $1.3 million of political revenues that were recorded in the third and fourth quarters of 2006 compared to the same quarters of 2005. Results were also positively impacted by the operations related to the Buffalo market, which we began operating October 1, 2006.
Net Broadcast Revenues
     The radio industry overall experienced a 1% increase in revenues in 2006 compared to 2005, according to the RAB. The RAB further indicated that in 2006 local revenues increased 1%, while national revenues decreased by 2.6% and network revenues decreased 2.0%. In 2006, our net broadcast revenue was made up of approximately 85% local revenue and 15% national revenue.
     Net broadcast revenues for Regent increased 8.2% to approximately $82.7 million in 2006 from approximately $76.4 million in 2005. The table below provides a summary of the net broadcast revenue variance for the comparable twelve-month periods (in thousands):
Net broadcast revenue variance:

	Increase
	(decrease) in net
	broadcast	%
	revenue	Change
Local revenue	$4,704	7.6%
National revenue	399	4.4%
Political revenue	1,334	458.9%
Barter revenue	(197)	6.0%
Other	27	1.5%

Net broadcast revenue variance	$6,267	8.2%

     The increase in 2006 local advertising revenue of 7.6% compared to 2005 was due primarily to increased local revenue as a result of operating the Buffalo stations. Similarly, the favorable national advertising revenue variance was primarily due to the Buffalo stations, offset partially by decreases in a number of our other markets such as Albany, New York, Lafayette, Louisiana and Ft. Collins-Greeley, Colorado.

Station Operating Expenses
     Station operating expenses increased 9.1%, to approximately $55.3 million in 2006 from approximately $50.7 million in 2005. The table below provides a summary of the station operating expense variance for the comparable twelve month periods (in thousands):
Station operating expense variance:

	Increase in
	station operating	%
	expense	Change
Technical expense	$(345)	13.5%
Programming expense	(154)	1.0%
Promotion expense	(333)	11.7%
Sales expense	(606)	3.8%
Administrative expense	(3,125)	28.9%
Barter expense	(50)	1.6%

Station operating expense variance	$(4,613)	9.1%

     A substantial portion of the $4.6 million increase in expense was due to the results of the Buffalo stations, which we began operating at the beginning of the fourth quarter of 2006. The increase in technical expense was due primarily to an increase in heat, light and power and compensation costs. The increase in programming expense was due primarily to increased compensation expense, music license fees and research costs, which were partially offset by a savings in program rights related to The Howard Stern Show which was replaced in Albany, New York by a new morning show. The increased promotion expense was due to promotional expenses associated with the launching of two new stations in our Peoria, Illinois market and one new station and three new formats in our Albany, New York market. Sales expense increased due primarily to compensation costs related to increased revenue, as well as increased rating service costs. Administrative expense was higher due to increased franchise tax expenses, increased bad debt expense, payroll tax expense due to increased salaries and increased non-cash compensation related to the issuance of nonvested stock.
Depreciation and Amortization
     Depreciation and amortization expense increased 4.4%, from approximately $4.8 million in 2005 to $5.0 million in 2006. Amortization increased by approximately $0.5 million related to the amortization of certain definite-lived intangible assets from the acquisition of the Buffalo and Peoria stations in the second half of 2006. The increase was partially offset by lower amortization in Bloomington due to certain definite-lived intangibles which became fully amortized in 2005. Depreciation expense decreased by approximately $0.3 million in 2006, due primarily to certain assets which became fully depreciated in 2006.
Corporate Expense
     Corporate general and administrative expense decreased 15.1% from approximately $7.9 million in 2005 to $6.7 million in 2006. The 2005 expense includes approximately $1.2 million related to the retirement package for the Company’s former CEO and Chairman of the Board, who retired effective September 1, 2005. An increase in non-cash compensation expense of approximately $0.2 million in 2006 was related to the issuance of nonvested stock.

Impairment of Indefinite-Lived Intangible Assets
     In conjunction with our annual impairment testing of goodwill and indefinite-lived intangible assets, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. As a result, we recorded an impairment charge of $43.7 million (net of $4.7 million reclassified to discontinued operations) in the fourth quarter of 2006. The FCC license and goodwill impairment was due to a combination of factors, including the adjustment of certain metrics used to measure the discounted cash flow utilized in the valuation and the adjustment of cash flow multiples to reflect current industry conditions. In 2005, we recorded impairment of FCC licenses and goodwill of approximately $20.8 million.
Local Marketing Agreement Fee
     From October 1, 2006 through December 15, 2006, we paid total fees of approximately $1.7 million to operate the Buffalo stations under a local marketing agreement. The fees represented a financing cost associated with receiving the financial benefits of operating the stations prior to assuming ownership.
Loss on Sale of Radio Stations
     During 2006, we sold three radio stations in our Peoria, Illinois market and one radio station in our Evansville, Indiana market. The sale of the stations did not qualify for discontinued operations treatment under the provisions of SFAS 144. We recorded a loss on the sale of the Peoria stations of approximately $1.9 million, offset by a gain on the sale of the Evansville station of approximately $0.3 million.
Interest Expense
     Interest expense increased from approximately $4.5 million in 2005 to approximately $7.5 million in 2006. The increase in interest expense was due to a combination of higher average interest rates, increased average outstanding balances under our current and former credit agreements during 2006, and a non-cash charge of approximately $0.7 million that we recorded in the fourth quarter from the write-off of deferred financing costs related to our previous credit agreement. Interest rates increased due to a combination of LIBOR rate increases, combined with higher margins applicable to our borrowings under the new credit agreement. The increases in outstanding borrowings during the 2006 year were related to borrowings of approximately $17.2 million during the first nine months of 2006 to fund the repurchase of shares under our stock buyback program, and borrowings under our new credit agreement to fund the purchase of our Buffalo, New York stations. Our average debt level in 2006 was approximately $104.6 million, compared to approximately $83.0 million in 2005.
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

Income Taxes
     We recorded an income tax benefit of approximately $14.4 million in 2006 on loss from continuing operations, which represented a 39.1% effective rate. The rate includes a tax benefit at a 34% federal rate, a state tax benefit of 5.0%, and miscellaneous adjustments of 0.1%. We recorded an income tax benefit of approximately $3.8 million in 2005 on loss from continuing operations, which represented a 33.6% effective rate. The rate includes a tax benefit at a 34% federal rate, a benefit of 1.4% related to the release of tax contingencies, offset by a state tax rate of 0.7% and miscellaneous adjustments of 1.1%.
     We determined that it was not necessary in 2006 to record additional valuation allowance against our federal net operating loss carryforwards that expired in years 2017 through 2026, based on estimated future taxable income during those years. Our estimated future taxable income in those periods took into consideration anticipated future reductions in interest expense due to scheduled debt repayments through 2013, as well as the run-off of significant tax amortization related to existing FCC licenses and tax-deductible goodwill by 2016.
     We had cumulative gross federal and state tax loss carryforwards of approximately $84.0 million at December 31, 2006, which were scheduled to expire in the years 2007 through 2026. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.
Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of the Chico and Redding, California and Watertown, New York markets, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2006 and December 31, 2005 (in thousands):

	2006	2005
Net broadcast revenue	$8,292	$9,161
Station operating expense	6,773	6,861
Depreciation and amortization expense	356	566
Allocated interest expense	367	293
Impairment of indefinite-lived intangible assets	4,700	–
Other (income) expense, net	(1)	27
Loss on sale of radio stations	206	–

(Loss) gain before income taxes	(4,109)	1,414
Income tax benefit (expense)(1)	35	(495)

Net (loss) income	$(4,074)	$919

(1)	The income tax benefit in 2006 includes approximately $1.5 million of income tax expense related to the write-off of non-deductible goodwill associated with the Chico and Redding, California disposals.

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
     While we are currently focused on reducing our leverage ratio, we expect that we have sufficient access to funds to continue to pursue our acquisition strategy if we are able to find suitable acquisition targets at acceptable prices. We also anticipate that if we were to make an acquisition that would require borrowings in excess of our current borrowing capacity, we would be able to fund such acquisitions by obtaining financing through a variety of options available to us, including, but not limited to, potential access to public or private capital.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $113.9 million of our current outstanding loan balance from variable-rate to fixed-rate debt and two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert $50.0 million from variable-rate to fixed-rate debt. During 2007, we realized a gain of approximately $1.0 million related to these agreements as a result of higher market interest rates compared to our fixed rates. We do not anticipate any material realized gains related to our interest swap agreements in 2008 as a result of declining interest rates.
     In the first quarter of 2008, we completed three dispositions of non-strategic assets: the sale of four stations in Watertown, New York for approximately $6.3 million in cash; the sale of WTMM-AM in our Albany, New York market for approximately $0.9 million in cash; and the sale of WECK-AM in our Buffalo, New York market for approximately $1.3 million in cash. We used the proceeds from these dispositions to pay down borrowings under our revolving credit facility.
     Our cash and cash equivalents balance at December 31, 2007 was approximately $1.4 million compared to approximately $4.3 million at December 31, 2006. The balance at the end of 2006 was larger than normal due to the timing of the borrowing for our Albany station acquisition, which we completed in early January 2007. Cash balances between years fluctuate due to the timing of when monies are received and expenditures are made. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit agreement.
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

	Payments Due by Period
Contractual		One year	Two to	Four to
Obligation	Total	or less	three years	five years	Thereafter
Long-term debt (1)	$206,350	$3,650	$14,800	$24,800	$163,100

Purchase obligations (2)	27,839	13,330	11,688	2,045	776

Capital leases	296	115	135	42	4

Interest payment obligations (3)	74,017	13,981	25,090	23,936	11,010

High Definition radio capital obligations (4)	6,720	1,120	5,600	–	–

Asset retirement obligations	971	–	50	675	246

Operating leases (5)	8,291	1,811	2,541	1,727	2,212

Total contractual cash obligations (6)	$324,484	$34,007	$59,904	$53,225	$177,348

(1)	If we would default on the terms of our credit agreement, approximately $202.7 million of long-term debt could be accelerated to currently due and payable. Under the terms of our credit agreement, our maximum borrowings began reducing over a seven-year period commencing in 2007. Based upon our outstanding borrowings at December 31, 2007, these payments would be required to maintain compliance with the terms and conditions of our credit agreement.

(2)	Includes employment contracts of approximately $7.1 million, sports rights, ratings services, music license fees and other programming contracts of approximately $19.8 million, and obligation for leasehold build-out of approximately $0.9 million. Employment contracts, sports rights, ratings services and programming contracts are expensed over the life of the contract in station operating expense or corporate general and administrative expense.

(3)	Represents interest payments on the amortizing balances of the term loan and revolving credit facilities, assuming all-in interest rates ranging from 7% to 9%.

(4)	Represents estimated capital requirements to implement HD radio per a contractual agreement with Ibiquity Digital Corporation. Regent may choose to accelerate the expenditures if the economic benefits of broadcasting HD radio make it advantageous to do so.

(5)	Operating leases are included in station operating expense.

(6)	Excluded from the table is approximately $465,000 related to unrecognized tax benefits recorded pursuant to Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which has no specific contractual commitment or maturity.
     The Term B Loan commitment began scheduled payment reductions on March 31, 2007, and the Term A Loan commitment reduction will begin on March 31, 2008, approximately as follows (in thousands):

			Total
	Term A Loan	Term B Loan	Paydowns
2008	2,500	1,150	3,650
2009	5,000	1,150	6,150
2010	7,500	1,150	8,650
2011	10,000	1,150	11,150
2012	12,500	1,150	13,650
2013	12,500	108,100	120,600

	$50,000	$113,850	$163,850
2007 Sources and Uses of Funds
     Sources of Funds
     In 2007, our sources of cash, derived primarily from a combination of cash provided by operating activities and borrowings under our credit agreement were used to fund various investing and financing transactions totaling approximately $22.2 million.
     Net cash provided by operating activities increased approximately 8.1% in 2007 to approximately $13.6 million, compared to $12.6 million in 2006. The $1.0 million increase was due primarily to increased station operating income, net of increased interest charges as a result of an increase in interest rates and outstanding balances.
     Under the terms of our credit agreement, our lenders have made available to us a senior secured credit agreement in the maximum aggregate principal amount of $240.0 million, consisting of a Senior Secured Term B Loan Facility (Term B Loan) in the aggregate principal amount of $115.0 million, a Senior Secured Revolving Credit Agreement in the aggregate principal amount of $75.0 million, and a Term A Loan Facility (Term A Loan) in the aggregate principal amount of $50.0 million. The credit agreement includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. The credit agreement also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility. Borrowings under the incremental facility may be priced differently than the original term and revolving loans. The credit agreement is available for working capital, permitted acquisitions, including related acquisition costs, and general corporate purposes.
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
     In addition to regularly scheduled debt repayments, we may also be subject to prepayments of borrowings under our credit agreement for excess cash flow generated by the Company. Excess cash flow is calculated as the quotient of the sum of consolidated EBITDA plus annual change in working capital divided by the sum of consolidated fixed charges and $1,000,000. The necessity and amounts of calculated prepayments are based upon the Company’s consolidated leverage ratio at the end of each calendar year preceding the calculation date, and commences April 30, 2008 and continues for each April 30 thereafter that we have borrowings under the credit agreement. The percentage of excess cash flow required to be repaid is as follows:

Excess cash
flow
Consolidated leverage ratio	percentage
Greater than 6.75:1.00	75%
5.00:1.00 to 6.74:1.00	50%
Less than 5.00:1.00	0%
     Any required prepayments will be applied to the principal of the outstanding borrowings on a pro rata basis, with a resulting permanent reduction of available commitment for both the Term A and Term B portions of the credit agreement. Available commitment under the revolving agreement is not affected by any required excess cash flow prepayments.
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
     Effective February 23, 2007, we entered into an amendment to our credit agreement. The material terms of the amendment are a reduction of the Applicable Margin on Base Rate and Eurodollar Loans under the credit agreement to 2.25% for Eurodollar Loans and 0.75% for Base Rate Loans under the Term B Loan of the facility. Additionally, if we would have entered into a repricing agreement related to the Applicable Margin of the Term B Loan prior to the one-year anniversary date of the effective date of the amendment, we would have been obligated to pay a prepayment premium equal to 1% of the outstanding borrowings under the Term B Loan at the date of such repricing.
     We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit agreement. The underwriting commitment for the Term A Loan was 0.5% for the period of time between the effective date of the credit agreement and the initial borrowing of the Term A Loan, which was December 15, 2006. The underwriting commitment for the revolving facility varies between 0.25% to 0.5%, based upon the Company’s Consolidated Leverage Ratio. Our indebtedness under the credit agreement is collateralized by liens on substantially all of our assets and by a pledge of our operating and license subsidiaries’ stock and is guaranteed by those subsidiaries. Our credit agreement allows us to repurchase our own stock and make permitted acquisitions and dispositions subject to the terms and limitations of the facility.
     Under the terms of the credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. The Maximum Consolidated Leverage Ratio was at 7.25:1.00 at December 31, 2007 and decreases to 7.00:1.00 at June 30, 2008, and to 6.75:1.00 at December 31, 2008. Over the remaining five-year period, the Maximum Consolidated Leverage Ratio will decrease to 4.50:1.00. The Minimum Consolidated Interest Coverage Ratio is 1.50:1.00 at December 31, 2007 and increases annually through October 2009, at which point such leverage remains at 2.00:1.00 through the remaining life of the credit agreement. At December 31, 2008, the Minimum Consolidated Interest Coverage Ratio will be 1.75:1.00. We must maintain a Minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00 throughout the entire term of the credit agreement.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $113.9 million from variable-rate to fixed-rate debt. The swap agreements became effective on December 6, 2006 and expire December 31, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.72%, plus applicable margin. In addition, we also have two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert approximately $50.0 million from variable-rate to fixed-rate debt. The swap agreements became effective on December 15, 2006 and expire December 15, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.83%, plus applicable margin.
     At December 31, 2007, we had borrowings under the credit agreement of approximately $206.4 million, comprised of approximately $113.9 million under our Term B Loan, a $50.0 million Term A Loan, $42.5 million of revolver borrowings, and available borrowings of approximately $32.4 million, subject to the terms and conditions of the facility. Borrowings under the credit agreement bore interest at an average rate of 7.01% and 6.81% at December 31, 2007 and December 31, 2006, respectively. Our weighted-average interest rate for the year ended December 31, 2007 and December 31, 2006 was 7.49% and 6.29%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit agreement. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit agreement utilized. At December 31, 2007, we were in compliance with the covenants and conditions of our credit agreement.
     Uses of Funds
     In 2007, we utilized our sources of cash primarily to repay borrowings under our credit agreement, acquire a radio station, and fund capital expenditures.
     Net cash used in investing activities was approximately $7.6 million in 2007, compared to $119.7 million in 2006. Cash flows used to invest in radio properties were approximately $4.6 million in 2007, compared to cash flows used to invest in radio properties of approximately $137.8 million in 2006. The 2007 activity included the Albany station transaction and the 2006 activity included the Buffalo transaction for $125.0 million and the Peoria transaction for approximately $11.8 million, plus transactional costs.

     Cash flows used by financing activities were approximately $8.8 million in 2007, compared to cash flows provided by financing activities of approximately $110.5 million in 2006. The change in financing activities primarily reflects the pay down of debt in 2007, compared to increased borrowings for the acquisition of radio stations in 2006. Additionally, in 2006, we repurchased approximately 3.6 million shares of Regent common stock for approximately $17.2 million in cash.
     We funded capital expenditures of approximately $3.1 million in 2007 compared to $2.8 million in 2006. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $2.1 million in 2007 compared to approximately $1.8 million in 2006. We had expenditures of approximately $1.0 million related to the conversion of nine of our FM radio stations to HD technology in 2007 compared to $1.0 million in 2006. We expect capital expenditures to be approximately $3.3 million in 2008, of which approximately $1.2 million is projected to be maintenance capital expenditures, $0.9 million related to construction costs to adequately house our stations in a market where we purchased stations and broadcast facilities from two different operators, and $1.2 million for our conversion of 11 additional FM radio stations to HD technology.
2006 Sources and Uses of Funds
     Our cash and cash equivalents balance at December 31, 2006 was approximately $4.3 million compared to approximately $0.8 million at December 31, 2005. The balance at the end of 2006 was larger than normal due to the timing of the borrowing for our Albany station acquisition which we completed in early January of 2007.
     Sources of Funds
     In 2006, our sources of cash, derived primarily from a combination of cash provided by operating activities, borrowings under our credit agreement, and the sale of the fixed and intangible assets of our Chico and Redding, California radio markets, were used to fund various investing and financing transactions totaling approximately $160.8 million.
     Net cash provided by operating activities decreased approximately 28.1% in 2006 to approximately $12.6 million, compared to $17.5 million in 2005. The $4.9 million decrease was due primarily to increased accounts receivable related to the start up of the operation of the Buffalo stations in the fourth quarter as well as increased interest charges as a result of an increase in interest rates and outstanding borrowings. Additionally, 2005 operating activities included a transaction where we received $1.2 million in cash from another broadcaster to relocate our KTRR-FM antenna from its existing leased tower to our owned KUAD-FM tower, which enabled us to have a better signal into the Ft. Collins-Greeley, Colorado market and relieved us of the long-term lease obligation for the antenna.
     Cash flows provided by financing activities were approximately $110.5 million in 2006, compared to cash flows used by financing activities of approximately $14.0 million in 2005. The change in financing activities primarily reflects the increased borrowings for the acquisition of radio stations in 2006 and also includes the buyback of approximately 3.6 million shares of Regent stock for approximately $17.2 million in cash. We used a combination of cash from operating activities and borrowings under the new and previous credit agreements to fund the radio station acquisitions and stock repurchases.
     In 2006, we received cash proceeds in the amount of $17.5 million as a result of the disposition of our Chico and Redding, California radio markets, the proceeds from which were used to pay down borrowings under our former credit agreement. Also in 2006, we received cash proceeds of approximately $1.9 million cash for the sale of three radio stations in our Peoria, Illinois market, which we used to partially fund our purchase of two additional Peoria, Illinois radio stations. In addition, we received $1.5 million cash for the sale of one radio station located in our Evansville, Indiana market, the proceeds from which were used to repay borrowings under our current credit agreement.
     Uses of Funds
     In 2006, we utilized our sources of cash primarily to acquire radio stations, repurchase shares of our common stock and fund capital expenditures.
     Net cash used in investing activities was $119.7 million in 2006, compared to $3.9 million in 2005. Cash flows used to invest in radio properties were approximately $137.8 million in 2006, compared to cash flows used to invest in radio properties of approximately $0.5 million in 2005. The 2006 activity included the Buffalo transaction for approximately $125.0 million and the Peoria transaction for approximately $11.8 million, plus transactional costs.
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
Off-Balance Sheet Financing Arrangements
     At December 31, 2007, there were warrants outstanding entitling the holders to purchase a total of 140,000 shares of our common stock at $5.00 per share. These warrants were issued in 1998 in connection with the Series A, B, and F convertible preferred stock issuances and expire ten years from the date of grant.
     We have no other off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our new credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, which effectively converted $165.0 million of our variable-rate debt outstanding at that date under the credit agreement to a fixed rate. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus applicable margin. Based on our exposure to variable rate borrowings at December 31, 2007, a one percent change in the weighted average interest rate would change our annual interest expense by $425,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Regent Communications, Inc.
Index to Financial Statements

Page
Financial Statements:

Management’s Report on Internal Control Over Financial Reporting	54

Report of Independent Registered Public Accounting Firm	55

Report of Independent Registered Public Accounting Firm	57

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2007, 2006 and 2005	58

Consolidated Balance Sheets at December 31, 2007 and 2006	59

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	60

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	61

Notes to Consolidated Financial Statements	62

Financial Statement Schedule:

For each of the three years in the period ended December 31, 2007:

II — Valuation and Qualifying Accounts	92
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
     Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, Regent has assessed as of December 31, 2007, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.
     The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears immediately below.
March 17, 2008

/s/ William L. Stakelin

William L. Stakelin, Chief Executive Officer

/s/ Anthony A. Vasconcellos

Anthony A. Vasconcellos, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Regent Communications, Inc.:
We have audited the internal control over financial reporting of Regent Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated March 17, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the Company’s adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Regent Communications, Inc.:
We have audited the accompanying consolidated balance sheets of Regent Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the accompanying index.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 17, 2008

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Broadcast revenues, net of agency commissions of $10,291, $8,924 and $8,100 for the years ended December 31, 2007, 2006 and 2005, respectively	$97,912	$82,706	$76,439

Station operating expenses	63,064	55,348	50,735
Depreciation and amortization	4,982	4,994	4,782
Corporate general and administrative expenses	7,296	6,743	7,945
Activist defense costs	599	–	–
Impairment of indefinite-lived intangible assets	163,600	43,698	20,800
Local marketing agreement fee	–	1,716	–
Loss on sale of radio stations	–	1,585	–
Loss on sale of long-lived assets	52	87	197

Operating loss	(141,681)	(31,465)	(8,020)

Interest expense	(16,757)	(7,503)	(4,482)
Realized and unrealized (loss) gain on derivatives	(5,155)	1,770	–
Other income, net	162	242	1,122

Loss from continuing operations before income taxes	(163,431)	(36,956)	(11,380)

Income tax benefit	60,561	14,434	3,822

Loss from continuing operations	(102,870)	(22,522)	(7,558)

Discontinued operations:
Results from operations of discontinued operations, net of income taxes	266	(2,449)	919
Gain (loss) on sale of discontinued operations, net of income taxes	30	(1,625)	–

Gain (loss) on discontinued operations, net of income taxes	296	(4,074)	919

NET LOSS	(102,574)	(26,596)	(6,639)
Other comprehensive loss, net of tax:
Net unrealized (loss) gain on cash flow hedge	–	(94)	238

NET COMPREHENSIVE LOSS	$(102,574)	$(26,690)	$(6,401)

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
Loss from continuing operations	$(2.69)	$(0.57)	$(0.17)
Discontinued operations	0.01	(0.10)	0.02

Net loss	$(2.68)	$(0.67)	$(0.15)

Weighted average number of common shares used in basic and diluted calculation	38,308	39,807	43,214
The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	DECEMBER 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,391	$4,250
Accounts receivable, net of allowance of $651 and $898 at December 31, 2007 and 2006, respectively	15,685	16,538
Assets held for sale	6,429	–
Other current assets	2,308	1,933

Total current assets	25,813	22,721

Property and equipment, net	34,554	36,753
Intangible assets, net	202,067	342,100
Goodwill	19,272	43,655
Deferred tax assets	53,774	–
Other assets	3,770	6,416

Total assets	$339,250	$451,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,650	$1,150
Accounts payable	1,495	1,710
Accrued compensation	1,765	1,953
Other current liabilities	5,265	4,498

Total current liabilities	12,175	9,311

Long-term debt, less current portion	202,700	213,850
Other long-term liabilities	6,761	2,576
Deferred taxes	–	6,748

Total liabilities	221,636	232,485

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 48,615,192 and 48,344,292 shares issued at December 31, 2007 and 2006, respectively	486	483
Treasury stock, 9,745,095 and 9,953,216 shares, at cost at December 31, 2007 and 2006, respectively	(51,970)	(53,099)
Additional paid-in capital	348,495	348,518
Accumulated deficit	(179,397)	(76,742)

Total stockholders’ equity	117,614	219,160

Total liabilities and stockholders’ equity	$339,250	$451,645

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(102,574)	$(26,596)	$(6,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of indefinite-lived intangible assets and goodwill	163,600	48,398	20,800
Depreciation and amortization	5,073	5,349	5,348
Provision for doubtful accounts	286	632	462
Deferred income tax benefit	(60,590)	(14,572)	(3,256)
Write-off of unamortized deferred finance costs	–	742	–
Non-cash interest expense	556	348	423
Non-cash charge for compensation	1,124	819	994
Unrealized loss (gain) on derivatives	6,150	(1,710)	–
(Gain) loss on sale of radio stations, net	(49)	1,791	–
Loss on sale of long-lived assets	52	86	224
Other, net	(105)	44	(264)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	458	(4,000)	48
Other assets	(309)	(98)	(29)
Current and long-term liabilities	(60)	1,354	(605)

Net cash provided by operating activities	13,612	12,587	17,506

Cash flows from investing activities:
Acquisitions of radio stations, acquisition-related costs, and escrow deposits on pending acquisitions, net of cash acquired	(4,630)	(137,798)	(506)
Capital expenditures	(3,064)	(2,787)	(3,848)
Proceeds from the sale of radio stations	–	20,875	–
Proceeds from sale of long-lived assets and other	67	11	453

Net cash used in investing activities	(7,627)	(119,699)	(3,901)

Cash flows from financing activities:
Proceeds from issuance of common stock	165	168	12
Proceeds from borrowings of long-term debt	5,500	258,300	22,000
Principal payments on long-term debt	(14,150)	(127,750)	(14,067)
Payment of financing costs	(175)	(2,906)	(39)
Treasury stock purchases	(84)	(17,194)	(21,787)
Repayment of capital lease obligations	(100)	(102)	(124)

Net cash (used in) provided by financing activities	(8,844)	110,516	(14,005)

Net (decrease) increase in cash and cash equivalents	(2,859)	3,404	(400)
Cash and cash equivalents at beginning of year	4,250	846	1,246

Cash and cash equivalents at end of year	$1,391	$4,250	$846

Supplemental schedule of non-cash investing and financing activities:

Capital lease obligations for property and equipment	$221	$108	$64

Note receivable for sale of radio stations	$–	$925	$–

Accrued capital expenditures	$108	$49	$–

Supplemental data:
Cash paid for interest	$16,646	$6,103	$4,377

Cash paid for income taxes	$184	$103	$252

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
			Additional		Other	Total
	Common	Treasury	Paid-In	Accumulated	Comprehensive	Stockholders’
	Stock	Stock	Capital	Deficit	(Loss) Income	Equity
Balance, December 31, 2004	$481	$(15,994)	$347,990	$(43,507)	$(144)	$288,826

Stock bonus award (37,517 shares)	–	235	(40)	–	–	195
Issuance of 88,975 shares of treasury stock for 401(k) match, net of forfeitures	–	498	(20)	–	–	478
Issuance of 49,126 shares of treasury stock for employee stock purchase plan	–	274	(49)	–	–	225
Purchase of 3,692,911 shares of treasury stock	–	(21,787)	–	–	–	(21,787)
Stock-based compensation expense	–	–	508	–	–	508
Exercise of 2,500 common stock options	–	–	12	–	–	12
Net loss	–	–	–	(6,639)	–	(6,639)
Other comprehensive income, net of tax	–	–	–	–	238	238

Balance, December 31, 2005	481	(36,774)	348,401	(50,146)	94	262,056

Issuance of 258,300 nonvested shares, net of forfeitures	2	–	310	–	–	312
Issuance of 113,819 shares of treasury stock for 401(k) match	–	604	(129)	–	–	475
Issuance of 48,837 shares of treasury stock for employee stock purchase plan	–	265	(97)	–	–	168
Purchase of 3,640,113 shares of treasury stock	–	(17,194)	–	–	–	(17,194)
Stock-based compensation expense related to employee stock purchase plan	–	–	33	–	–	33
Net loss	–	–	–	(26,596)	–	(26,596)
Other comprehensive loss, net of tax	–	–	–	–	(94)	(94)

Balance, December 31, 2006	483	(53,099)	348,518	(76,742)	–	219,160

Cumulative effect of FIN 48 adoption	–	–	–	(81)	–	(81)
Issuance of 270,900 nonvested shares, net of forfeitures	3	–	(3)	–	–	–
Amortization of nonvested shares	–	–	508	–	–	508
Issuance of 160,449 shares of treasury stock for 401(k) match	–	826	(336)	–	–	490
Issuance of 76,443 shares of treasury stock for employee stock purchase plan	–	387	(222)	–	–	165
Purchase of 28,771 shares of treasury stock	–	(84)	–	–	–	(84)
Stock-based compensation expense related to employee stock purchase plan	–	–	30	–	–	30
Net loss	–	–	–	(102,574)	–	(102,574)

Balance, December 31, 2007	$486	$(51,970)	$348,495	$(179,397)	$–	$117,614

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUMMARY OF ACCOUNTING POLICIES
a.	CONSOLIDATION:

The consolidated financial statements include the accounts of Regent Communications, Inc. (“Regent” or the “Company”) and its subsidiaries, all of which are wholly owned, and entities for which Regent is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

b.	DESCRIPTION OF BUSINESS:

Regent is a radio broadcasting company whose primary business is to acquire, develop, and operate radio stations in mid-sized markets throughout the United States. The Company owns radio stations in the following markets: Ft. Collins-Greeley, Colorado; Bloomington and Peoria, Illinois; Evansville, Indiana; Owensboro, Kentucky; Lafayette, Louisiana; Flint and Grand Rapids, Michigan; St. Cloud, Minnesota; Albany, Buffalo and Utica, New York; and El Paso, Texas.

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

Property and equipment are stated at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Property and equipment are depreciated on a straight-line basis over the estimated useful life of the assets. Buildings are depreciated over thirty-nine years, broadcasting equipment over a three-to-twenty-year life, computer equipment and software over a three-to-five year life, and furniture and fixtures generally over a ten-year life. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized as a component of operating loss in the Consolidated Statements of Operations and Comprehensive Loss.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
f.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Intangible assets consist principally of the value of FCC licenses and other definite-lived intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets of acquired radio stations. The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (See Note 7), which requires that a company perform impairment testing annually, or more frequently if events or circumstances indicate that the asset may be impaired, using a direct valuation methodology for those assets determined to have an indefinite life. To test goodwill for potential impairment, the Company compares the fair value of the reporting unit with its carrying amount. Consistent with prior years, in 2007, the Company determined the reporting unit as a radio market. If the fair value of any reporting unit is less than its carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. If the fair value is less than the carrying value, the Company will record an impairment charge up to the carrying value of the recorded goodwill, with a corresponding impairment charge to operating expense.

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

Acquired advertising contracts are amortized on a straight-line basis over a six-month period. Intangible assets related to non-competition agreements, sports rights agreements, and employment agreements are amortized on a straight-line basis over the life of the respective agreement, while advertiser lists and advertiser relationships are amortized over a three-year period.

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Barter Transactions

Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $3.6 million, $3.1 million, and $3.3 million and barter expense was approximately $3.5 million, $3.2 million, and $3.1 million for the years ended December 31, 2007, 2006 and 2005 respectively.

Time Brokerage Agreements

At times, the Company enters into time brokerage agreements or local marketing agreements (together “TBAs”) in connection with the purchase or sale of radio stations. In most cases, a TBA is in effect from the signing of the acquisition agreement, or shortly thereafter, through the closing date of the purchase or sale. Generally, under the contractual terms of a TBA, the buyer agrees to furnish the programming content for and provide other services to the stations, and in return, receives the right to sell and broadcast advertising on the station and collect receipts for such advertising. During the period the Company operates stations under TBAs for the purchase of a station, Regent recognizes revenue and expense for such stations in the same manner as for owned stations, and includes such revenues and expenses related to such stations in operations since the effective dates of the TBAs. At December 31, 2007, one station held for sale by Regent was operated under a

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TBA by the purchaser to the agreement. At December 31, 2006, the Company operated one station under a TBA.

k.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

Short-Term Instruments

Due to their short-term maturity, the carrying amount of accounts receivable, accounts payable and accrued expenses approximated their fair value at December 31, 2007 and 2006.

Investments in Debt Securities

In connection with Regent’s 2006 sale of three radio stations in Peoria, Illinois, the Company received a note receivable for $925,000 of the $2.8 million purchase price. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) and based on the Company’s intent and ability to hold the investment to maturity, Regent has classified the debt security as held-to-maturity and accounts for the investment at cost. Additionally, the Company routinely assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as a component of expense in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2007, the cost of the debt security approximated the fair value.

Investments in Equity Securities

Regent accounts for its investments in equity securities in accordance with the provisions of SFAS 115. The Company has classified its investments in marketable equity securities, primarily mutual funds, as trading securities, which are reported at fair value, with changes in fair value recorded in consolidated net loss. The fair value of marketable securities is estimated based on quoted market prices for those securities. The marketable securities are included in other current assets.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 2007 and 2006.

Interest Rate Swaps

At times, the Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended by SFAS 137, SFAS 138 and SFAS 149, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. If certain

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
conditions are met, a derivative may be designated as a cash flow hedge, a fair value hedge or a foreign currency hedge. An entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedge and the measurement method it will use to assess the fair value of the hedge. Changes in the fair value of derivative instruments are either recognized periodically in income or as a component of stockholders’ equity, in accumulated other comprehensive income (loss). The fair value of the hedge instruments is determined by obtaining quotations from the financial institutions that are counterparties to the Company’s hedge agreements. If the Company chooses to apply hedge accounting, it formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the Company will discontinue hedge accounting prospectively. If hedge accounting is not applied to an interest rate swap agreement, revaluation gains and losses associated with changes in the fair value measurement of the swap are recorded within realized and unrealized gain (loss) on derivatives in the Consolidated Statements of Operations and Comprehensive Loss. There were no hedging relationships in place as of December 31, 2007 or 2006.

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

Costs of media advertising and associated production costs are expensed to station operating expenses the first time the advertising takes place. The Company recorded advertising expenses of approximately $2.2 million, $1.8 million, and $2.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

In January 2006, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is applicable to share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. At December 31, 2007, the Company had five stock-based employee compensation plans, which are more fully described in Note 5.

q.	DISCONTINUED OPERATIONS:

Disposal of Markets

At December 31, 2007, the Company had entered into an agreement to dispose of its Watertown, New York radio stations. During 2006, the Company disposed of its Chico and Redding, California markets. Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), to the transactions, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company.

Selected financial information related to all discontinued operations for the years ended December 31, 2007, 2006, and 2005 is as follows (in thousands):

	2007	2006	2005
Net revenue	$2,410	$8,292	$9,161

Depreciation and amortization	91	356	566

Allocated interest expense	145	367	293

Gain (loss) before income taxes	484	(4,109)	1,414

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The pending disposals of one station each of the Albany and Buffalo, New York markets did not meet the criteria for the reclassification of operating results to discontinued operations, due to the migration of cash flows from the disposed stations to other Regent-owned stations. Therefore the results for these radio stations remain classified in income from continuing operations.
Assets held for sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS 144. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. At December 31, 2007, Regent had classified as assets held for sale fixed and intangible assets related to the pending disposal of all the stations in Watertown, New York, as well as one station in each of the Albany and Buffalo, New York markets (See Note 2). The major categories of these assets were as follows (in thousands):

Assets Held
for Sale
Land and improvements	$330
Building and improvements	635
Equipment	2,411
FCC licenses	4,630
Goodwill	166

8,172
Accumulated depreciation	(1,743)

$6,429

r.	BUSINESS SEGMENTS:

The Company has 13 distinct operating segments. These segments meet the criteria for aggregation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”), and therefore the Company has aggregated these operating segments to create one reportable segment.

s.	ASSET RETIREMENT OBLIGATIONS:

The Company follows the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), as amended by Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). Under the provisions of these statements, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if fair value can be reasonably estimated. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The amount of accretion recorded by the Company during all years presented is immaterial.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
t.	INTERNAL USE SOFTWARE:

Included in computer equipment is the capitalized cost of website development costs. The Company follows the provisions of Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” (“SOP 98-1”), which provides that costs incurred during the application development stage related to the development of internal-use software are capitalized and amortized over the estimated useful life. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Regent amortizes the costs of capitalized internal-use software over a three-year period.
2.	ACQUISITIONS AND DISPOSITIONS
     The Company seeks to acquire radio stations that enable it to expand within its existing markets and enter into new mid-sized markets that fit into Regent’s operating strategy. Regent applies various common methods to determine the fair values of significant assets acquired, including identifiable tangible and intangible assets. Any remaining purchase price is allocated to goodwill. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements since their respective dates of acquisition or operation under TBAs.
Subsequently Completed Dispositions
     On February 1, 2008, the Company completed the disposition of four radio stations (WCIZ-FM, WFRY-FM, WTNY-AM and WNER-AM) serving the Watertown, New York market to Stephens Media Group Watertown, LLC for $6.25 million in cash. During the third quarter of 2007, the Company classified the Watertown market as discontinued operations. The results of operations for the stations have been reclassified to discontinued operations for all periods presented.
     On February 5, 2008, Regent completed the disposition of WTMM-AM serving the Albany, New York market to Capital Broadcasting, Inc. for $850,000. Capital Broadcasting, Inc. commenced operations of the station under a TBA on November 1, 2007. The Company treated the disposal of WTMM-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations.
     On March 11, 2008, the Company completed the disposition of WECK-AM serving the Buffalo, New York market to Culver Communications II, Inc. and related entities for $1.3 million in cash. The Company treated the disposal of WECK-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations.
2007 Acquisitions
     On January 4, 2007, the Company completed the acquisition of substantially all of the broadcasting and intangible assets of WBZZ-FM (formerly WNYQ-FM), serving the Albany, New York market, from Vox New York, LLC and related entities for $4.9 million in cash, plus repayment of approximately $212,000 of transmitter site build-out expenditures. Regent had previously placed $490,000 of the purchase price in escrow to secure its obligation under the

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
asset purchase agreement, which amount was included within Other Assets in the December 31, 2006 Consolidated Balance Sheet. Prior to its purchase by Regent, WBZZ-FM was not operational.
2006 Acquisitions and Dispositions
     On September 19, 2006, the Company consummated two transactions in its Peoria, Illinois market, whereby Regent sold three radio stations and purchased two radio stations. Under the terms of the sale transaction, Regent sold substantially all of the broadcasting and intangible assets of WIXO-FM, WVEL-FM and WPIA-FM to Independence Media of Illinois, LLC, for $2.8 million, consisting of approximately $1.9 million in cash and a note receivable of approximately $0.9 million. The Company recognized a pre-tax loss of approximately $1.9 million on the sale of the stations. Concurrently, Regent purchased substantially all of the broadcasting assets of WXMP-FM and the stock of B&G Broadcasting, Inc., owner of WZPW-FM, from AAA Entertainment, LLC and related entities, for approximately $11.8 million in cash, plus acquisition-related costs of approximately $0.2 million. The Company funded the acquisition with proceeds from the sale of its three Peoria stations and borrowings under its former credit agreement. Regent allocated approximately $0.5 million to fixed assets, approximately $6.6 million to FCC licenses, approximately $0.3 million to other definite-lived and indefinite-lived intangible assets, and approximately $4.6 million to goodwill. Additionally, the Company recorded approximately $0.5 million of goodwill and deferred tax liabilities due to the difference between the fair value and tax basis of the assets and liabilities of B&G Broadcasting, Inc., which amount is not deductible for tax purposes. The Company also assumed liabilities of approximately $0.1 million. While performing its annual review of indefinite-lived intangible assets and goodwill during the fourth quarter of 2007, the Company recorded an impairment charge against the entire $0.5 million of non-deductible goodwill that had been recorded at the acquisition date.
     On November 30, 2006, Regent completed the sale of substantially all of the broadcasting and intangible assets of ten radio stations serving the Chico and Redding, California markets to Mapleton Communications, LLC, for $17.5 million in cash. The Company recorded a pre-tax loss on the sale of the stations of approximately $0.2 million, which amount is included in loss on discontinued operations in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
     On December 15, 2006, Regent completed the acquisition of substantially all of the broadcasting and intangible assets of five radio stations (WBLK-FM, WBUF-FM, WJYE-FM, WYRK-FM and WECK-AM) serving the Buffalo, New York market for approximately $125.0 million in cash from CBS Radio Stations Inc. (“CBS”), plus acquisition-related costs of approximately $0.4 million. Regent allocated the purchase price as follows: approximately $3.9 million to fixed assets; approximately $101.0 million to FCC licenses; approximately $1.5 million to other definite-lived and indefinite-lived asset; and approximately $20.4 million to goodwill. The Company assumed liabilities of approximately $1.4 million related to the acquisition. On September 1, 2006, Regent placed approximately $9.4 million in escrow to secure its obligation under the asset purchase agreement, which amount was funded through borrowings under the Company’s former credit agreement. The remainder of the purchase price was funded through borrowings under the Company’s new credit agreement. On October 1, 2006, Regent began operating the five Buffalo stations under a TBA in exchange for a $0.7 million monthly fee payable to CBS. Under the TBA, the Company provided programming, sales and marketing on

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
behalf of the owner of the stations. The broadcast revenues and expenses of the stations were included in the Company’s results of operations on the effective date of the TBA.
     On December 22, 2006, Regent sold substantially all of the broadcasting and intangible assets of WYNG-FM, serving the Evansville, Indiana market, to W. Russell Withers, Jr. for $1.5 million in cash. The Company recorded a pre-tax gain on the sale of approximately $0.3 million, which amount is included in loss on sale of stations in the Company’s Consolidated Statements of Operations and Comprehensive Loss.
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
3.	LONG-TERM DEBT
Long-term debt consists of the following as of December 31 (in thousands):

	2007	2006
Senior secured Term A Loan	$50,000	$50,000

Senior secured Term B Loan	113,850	115,000

Senior secured revolving credit facility	42,500	50,000

	206,350	215,000

Less: current portion of long-term debt	(3,650)	(1,150)

	$202,700	$213,850

Senior Reducing Revolving Credit Agreement
     On November 21, 2006, the Company entered into a new senior secured reducing credit agreement with a group of lenders that provided for an initial maximum aggregate principal amount of $240.0 million, consisting of a senior secured term A loan (Term A Loan) in the initial aggregate principal amount of $50.0 million, a senior secured term B loan (Term B Loan) in the initial aggregate amount of $115.0 million and a senior secured revolving credit facility (revolving facility) in the aggregate amount of $75.0 million. The credit agreement includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. The credit agreement also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility, whose weighted-average life shall not be shorter than that of the Term B Loan, the Term A Loan, and the revolving commitment, taken as whole. At December 31, 2007, the Company had one letter of credit outstanding for approximately $0.1 million. The credit agreement expires on November 21, 2013.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Regent incurred approximately $2.9 million in financing costs related to the credit agreement. The credit agreement is available for working capital, permitted acquisitions, including related acquisition costs, and general corporate purposes.
     At December 31, 2007, the Company had borrowings under the new credit agreement of approximately $206.4 million, comprised of approximately $113.9 million of Term B Loan borrowings, $50.0 million of Term A Loan borrowings and $42.5 million of revolver borrowings, leaving available borrowings of approximately $32.4 million, subject to the terms and conditions of the facility. At December 31, 2006, the Company had borrowings $215.0 million, comprised of $115.0 million of Term B Loan borrowings, $50.0 million of Term A Loan borrowings, $50.0 million of revolver borrowings, and available borrowings of $25.0 million.
     The Term B Loan commitment reduces over seven years, which reductions began in 2007, and the Term A Loan commitment reduces over six years beginning in 2008, as follows (in thousands):

	Term B Loan	Term A Loan
December 31,	Commitment	Commitment
2007	$113,850	$50,000
2008	112,700	47,500
2009	111,550	42,500
2010	110,400	35,000
2011	109,250	25,000
2012	108,100	12,500
     In addition to regularly scheduled debt repayments, Regent may also be subject to prepayments of borrowings under its credit agreement for excess cash flow generated by the Company. Excess cash flow is calculated as the quotient of the sum of consolidated EBITDA plus annual change in working capital divided by the sum of consolidated fixed charges and $1,000,000. The necessity and amounts of calculated prepayments are based upon the Company’s consolidated leverage ratio at the end of each calendar year preceding the calculation date, and commences April 30, 2008 and continues for each April 30 thereafter that the Company has borrowings under the credit agreement. The percentage of excess cash flow required to be repaid is as follows:

Excess cash
flow
Consolidated leverage ratio	percentage
Greater than 6.75:1.00	75%
5.00:1.00 to 6.74:1.00	50%
Less than 5.00:1.00	0%
Any required prepayments will be applied to the principal of the outstanding borrowings on a pro rata basis, with a resulting permanent reduction of available commitment for both the Term A and Term B portions of the credit agreement. Available commitment under the revolving agreement is not affected by any required excess cash flow prepayments.
     Under the credit agreement, the Company is subject to a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, and a minimum fixed charge coverage

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ratio, as well as to negative covenants customary for facilities of this type. Borrowings under the Term A Loan and the revolving facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit agreement, which varies between 0.0% and 1.0% depending upon the Company’s consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 2.5%, depending upon the Company’s consolidated leverage ratio. Effective February 23, 2007, the Company and its lenders entered into an amendment of the credit agreement. The material terms of the amendment included a reduction of the applicable margin on Base Rate and Eurodollar loans under the Term B Loan from 2.5% for both types of loans, to 0.75% for Base Rate loans and 2.25% for Eurodollar loans. Borrowings under the Term B Loan currently bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus an applicable margin of 0.75%, or (b) the Eurodollar Rate plus an applicable margin of 2.25%. Additionally under the terms of the February 23, 2007 amendment, under certain conditions, if the Company would enter into a new repricing agreement related to the applicable margin on the Term B Loan prior to the one-year anniversary date of the effective date of the amendment to the credit agreement, the Company may be obligated to pay a prepayment premium equal to 1% of the outstanding borrowings under the Term B Loan at the date of such repricing. The Company incurred approximately $0.2 million in financing fees related to the amendment to the credit agreement.
     Borrowings under the credit agreement bore interest at an average rate of 7.01% and 6.81% at December 31, 2007 and 2006, respectively. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit agreement. The underwriting commitment for the Term A Loan was 0.5% during the period of time between the commencement of the new credit agreement and December 15, 2006, the date the Term A Loan was utilized. There are no further underwriting commitment fees applicable to the Term A Loan. The underwriting commitment for the revolving facility varies between 0.25% and 0.5% based upon the Company’s consolidated leverage ratio. The Company’s indebtedness under the credit agreement is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by those subsidiaries.
     Based upon the outstanding borrowings under the new credit agreement at December 31, 2007, the payments detailed below would be required to maintain compliance with the maximum borrowings allowed under our credit agreement over the next five years (in thousands):

2008	$3,650
2009	6,150
2010	8,650
2011	11,150
2012	13,650
Thereafter	163,100

$206,350

     Prior to the new credit agreement, the Company had an agreement with a group of lenders that provided for a senior reducing revolving credit agreement with a commitment of up to $150.0 million expiring in December 2010. On November 21, 2006, Regent used borrowings

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under the new credit agreement to pay off the outstanding debt and accrued interest totaling approximately $114.2 million under the old credit agreement. During the fourth quarter of 2006, the Company wrote off approximately $0.7 million of unamortized deferred finance costs related to its previous credit agreement, which amounts were included in interest expense.
4.	CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2007 or 2006. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. Grants of nonvested common stock vest ratably over the life of the award, which is typically four years. During 2007 and 2006, Regent granted 257,900 and 244,100 shares of nonvested common stock, respectively. At December 31, 2007 and 2006, there were 401,275 and 230,500 nonvested shares outstanding under the plan, respectively.
     In May 2006, the Company began issuing grants of nonvested stock to directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan, which plan was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders. Grants of nonvested common stock vest ratably over the life of the award, which is typically four years. During 2007 and 2006, Regent granted 25,000 and 30,000 shares of nonvested common stock, respectively. At December 31, 2007 and 2006, 40,000 and 20,000 shares of nonvested common stock were outstanding under the plan, respectively.
     On February 2, 2005, the Company issued 37,517 shares of Regent common stock from treasury shares to four executive officers at an issue price of $5.185 per share as a payment of a portion of 2004 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $20.0 million worth of shares of its common stock at certain market price levels. Since the July 2005 authorization of the $20.0 million repurchase limit, and through December 31, 2007, the Company has repurchased 3,882,921 shares for a total cost of approximately $18.4 million. At December 31, 2007, there was approximately $1.6 million of board-authorized capacity available for future repurchases under the program. There were no repurchases of common stock under the program during 2007. During 2006, the Company repurchased 1,145,899 shares of common stock for an aggregate purchase price of approximately $5.1 million. Additionally, on August 5, 2006, the Company repurchased 2,491,554 shares of its common stock and a warrant to purchase up to 650,000 shares of Regent common stock, exercisable at $5.00 per share, held by Waller-Sutton Media Partners, L.P. (the “Partnership”) for an aggregate price of approximately $12.1 million in cash. During 2005, Regent acquired 3,592,911 shares of its common stock for an aggregate purchase price of approximately $21.2 million. Additionally, on September 1, 2005, the Company repurchased 100,000 shares of Regent common stock from its former Chief Executive Officer at a price of $5.62 per share, pursuant to the terms of a retirement package authorized by the Company’s

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Board of Directors. The purchase price was based upon the average of the high and low price for a share of Regent common stock on September 1, 2005.
     During 2007, 2006 and 2005, Regent reissued 236,892, 162,656 and 138,101 shares, respectively, of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) Profit Sharing Plan and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     At December 31, 2007 there were warrants outstanding entitling the holders to purchase a total of 140,000 shares of Regent’s common stock at $5.00 per share. These warrants were previously issued in 1998 in connection with the Series A, B, and F convertible preferred stock and expire ten years from the date of grant.
5.	STOCK-BASED COMPENSATION PLANS
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Employee Stock Purchase Plan
     In December 2001, the Company adopted the Regent Communications, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. Under the Stock Purchase Plan, participating employees may purchase shares of the Company’s common stock at a price per share that is 90% of the lesser of the fair market value as of the beginning or the end of the quarterly offering period. Under the terms of the Stock Purchase Plan, eligible employees may elect each offering period to have between 1% and 10% of their compensation withheld through payroll deductions. A total of approximately 76,000, 49,000 and 50,000 shares of common stock have been issued under the Stock Purchase Plan for the 2007, 2006 and 2005 offering periods, respectively.
Stock Compensation
     On January 1, 2006, the Company implemented the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is applicable to share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. Prior to January 1, 2006, the Company followed the provisions of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations to account for its share-based plans, under which compensation expense was recorded only to the extent that the market price of the underlying common stock on the date of grant exceeds the exercise price. The Company granted all stock options at market price, therefore, no expense was recorded related to the grant of options under the Company’s stock-based compensation plans for the year ended December 31, 2005. The following table illustrates the effect on net loss and loss

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31, 2005 to stock-based employee compensation (in thousands, except per share information).

Year Ended
December 31, 2005
Net loss, as reported	$(6,639)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	335
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,195)

Pro forma net loss	$(10,499)

Pro forma loss applicable to common shares	$(10,499)

Basic loss per share:
As reported	$(0.15)
Pro forma	$(0.24)
Diluted loss per share:
As reported	$(0.15)
Pro forma	$(0.24)
     Regent elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption would be recognized in net income (loss) in the periods after the date of adoption, using the same valuation methods and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company elected to apply the provisions of FASB Staff Position FAS 123(R)-3, “Transitional Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” for purposes of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. On November 30, 2005, the Compensation Committee of the Company’s Board of Directors approved the acceleration of the vesting of all outstanding unvested stock options granted under the Regent Communications, Inc. 1998 Management Stock Option Plan with exercise prices greater than the closing price of a share of the Company’s common stock on November 30, 2005, as reported on the Nasdaq National Market. The decision to accelerate the vesting of the stock options was made primarily to reduce share-based compensation expense that would otherwise likely be recorded in future periods following the Company’s anticipated adoption of SFAS 123R to enhance employee motivation and morale related to holding unvested stock options with exercise prices greater than the current market price. The Company recorded no expense related to the acceleration of the unvested stock options under APB 25, as the market price was less than the grant price of each option. Pro forma expense related to stock options that previously would have vested in the future has been included in pro forma expense for the 2005 year in the above table. At the date of adoption of SFAS 123R, Regent had no unvested stock options and no stock options were granted under any of Regent’s share-based plans during 2007 or 2006. During 2007, 86,000 stock options with a weighted-average

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
exercise price of $6.28 were terminated due to expiration. During 2006, 101,000 stock options with a weighted-average exercise price of $6.74 were terminated due to expiration. The intrinsic value of all outstanding stock options was zero at December 31, 2007 and 2006.
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
     Under the provisions of SFAS 123R, the Company is also required to record compensation expense related to shares issued under the Company’s Stock Purchase Plan. For the year ended December 31, 2007, the Company recorded approximately $30,000 of compensation expense related to the Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan for the year ended December 31, 2007 was $0.47, based upon a weighted-average volatility of 34.9%, a weighted-average risk-free interest rate of 4.65%, an average life of three months, and no dividends. For the year ended December 31, 2006, the Company recorded approximately $33,000 of compensation expense related to the Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan for the year ended December 31, 2006 was $0.75, based upon a weighted-average volatility of 35.9%, a weighted-average risk-free interest rate of 4.69%, an average life of three months, and no dividends.
     The weighted average fair value per share for options granted under the 1998 Stock Option Plan and 2001 Directors’ Option Plan in 2005 was $3.06 for ISOs and $3.09 for NQSOs. The weighted-average fair value per share for common stock issued under the Stock Purchase Plan was $2.95 for the 2005 year. The fair value of each option grant and Stock Purchase Plan share was estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	2005
	ISOs	NQSOs
Dividends	None	None
Volatility	63.5%	64.8%
Risk-free interest rate	3.82%	3.75%
Expected term	5 years	5 years
     Presented below is a summary of the status of outstanding Company stock options issued to employees and Directors:

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		WEIGHTED
		AVERAGE
	SHARES	EXERCISE PRICE
Company options held by employees and Directors:
At December 31, 2004	3,874,789	$6.07
Granted	561,250	$5.36
Exercised	(2,500)	$5.00
Forfeited/expired	(163,500)	$5.50

Company options held by employees and Directors:
At December 31, 2005	4,270,039	$5.94
Granted	–	–
Exercised	–	–
Forfeited/expired	(101,000)	$6.74

Company options held by employees and Directors:
At December 31, 2006	4,169,039	$5.92
Granted	–	–
Exercised	–	–
Forfeited/expired	(86,000)	$6.28

Company options held by employees and Directors:
At December 31, 2007	4,083,039	$5.91

     The following table summarizes the status of Company options outstanding and exercisable at December 31, 2007 under the 1998 Stock Option Plan and the 2001 Directors’ Option Plan:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
EXERCISE		CONTRACTUAL	EXERCISE		EXERCISE
PRICE	SHARES	LIFE (YEARS)	PRICE	SHARES	PRICE
$6.13 - $7.83	1,515,373	4.4	$7.07	1,515,373	$7.07
$5.00 - $5.89	2,567,666	2.7	$5.23	2,567,666	$5.23

	4,083,039			4,083,039

     As of December 31, 2007, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 3,968,039 shares of the Company’s common stock. Stock options granted under the 2001 Directors’ Option Plan entitle the holders to purchase 115,000 shares of the Company’s common stock.
     During 2007 and 2006, the Company issued 257,900 and 244,100 nonvested shares, respectively, under the 2005 Incentive Plan as a component of compensation to employees in lieu of stock options. The value of each nonvested share was determined by the fair value of a share of Regent common stock on the date of grant. The nonvested shares typically vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. For the year ended December 31, 2007, Regent recorded

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
approximately $477,000 of expense related to the nonvested share awards, which amount included approximately $59,000 related to the acceleration of 17,500 nonvested shares pursuant to an employment agreement for a disabled employee. For the year ended December 31, 2006, Regent recorded approximately $300,000 of expense related to the nonvested share awards, which amount included approximately $30,000 of expense related to the acceleration of 7,800 nonvested shares issued to employees in radio markets the Company disposed of in 2006. At December 31, 2007, deferred compensation expense related to the nonvested shares was approximately $1.0 million, which will be recognized over the remaining weighted-average 2.65 years of the vesting period. During 2007 and 2006, 12,000 and 5,800 nonvested shares granted under the plan were forfeited, respectively. All material outstanding awards are expected to vest.
     During 2007 and 2006, the Company issued 25,000 and 30,000 nonvested shares, respectively, of Regent common stock to its non-management directors under the 2006 Directors Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. Regent recorded approximately $31,000 and $12,000 of expense related to the nonvested awards during 2007 and 2006, respectively. At December 31, 2007, deferred compensation expense related to the nonvested shares was approximately $121,000, which will be recognized over the remaining 3.0 years of the vesting period. During the year ended December 31, 2006, 10,000 nonvested shares granted under the plan were forfeited. No nonvested shares were forfeited during 2007. All material outstanding awards are expected to vest.
     The following table summarizes the status of Company nonvested shares under the 2005 Incentive Plan and the 2006 Directors Plan:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Company nonvested shares held by employees and Directors:
At December 31, 2005	—	—
Granted	274,100	$4.64
Vested	(7,800)	$4.74
Forfeited/expired	(15,800)	$4.43

Company nonvested shares held by employees and Directors:
At December 31, 2006	250,500	$4.65
Granted	282,900	$2.85
Vested	(80,125)	$4.43
Forfeited/expired	(12,000)	$3.53

Company nonvested shares held by employees and Directors:
At December 31, 2007	441,275	$3.57

6.	EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128 (“SFAS 128”) calls for the dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested at December 31, 2007. The calculation of diluted

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At December 31, 2007, none of the Company’s 4,083,039 outstanding stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the 2007 year. At December 31, 2006, none of the Company’s 4,169,039 outstanding stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the 2006 year. At December 31, 2005, the Company had 4,270,039 stock options and 790,000 warrants outstanding. Of the outstanding amounts, 2,081,666 of the options and 790,000 of the warrants had exercise prices less than the average market price of Regent common stock for the period, and would have been included in the calculation of diluted earnings per share, had their inclusion not resulted in making the calculation antidilutive due to the Company’s net loss position for the 2005 year. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be antidilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the years ended December 31, 2007 and 2006, approximately 32,000 and 35,000 incremental shares, respectively, would have been included in the calculation of fully diluted earnings per share, had their inclusion not been antidilutive. There were no nonvested shares outstanding at December 31, 2005.
     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	YEAR ENDED DECEMBER 31,
	2007	2006	2005
Net loss from continuing operations	$(102,870)	$(22,522)	$(7,558)
Income (loss) from discontinued operations, net of applicable income taxes of $188, $35, and $495, respectively	296	(4,074)	919

Net loss	$(102,574)	$(26,596)	$(6,639)

Weighted average basic common shares	38,308	39,807	43,214
Dilutive effect of stock options and warrants	–	–	–

Weighted average diluted common shares	38,308	39,807	43,214

Net loss per common share:
Basic and diluted:
Net loss from continuing operations	$(2.69)	$(0.57)	$(0.17)
Discontinued operations	0.01	(0.10)	0.02

Net loss	$(2.68)	$(0.67)	$(0.15)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	GOODWILL AND OTHER INTANGIBLE ASSETS
     During the fourth quarter of 2007, Regent performed its annual review for impairment and determined that the carrying value for FCC licenses in ten of its broadcast markets exceeded the fair value. Accordingly, the Company recorded an impairment charge of $139.2 million as a component of operating loss. Additionally, the Company determined that the carrying amount of goodwill in six broadcast markets exceeded the fair value by approximately $24.4 million, and therefore recorded an impairment charge for this amount as a component of operating loss. During the fourth quarter of 2006, Regent performed its annual review for impairment and determined that the carrying amount for FCC licenses in five of its broadcast markets exceeded the fair market value. Accordingly, the Company recorded an impairment charge of approximately $41.3 million (including $4.7 million reclassified to discontinued operations in 2007) as a component of operating loss. The Company also determined that the carrying amount of goodwill in two broadcast markets exceeded the fair value by approximately $7.1 million, and therefore recorded an impairment charge for this amount as a component of operating loss.
Definite-lived Intangible Assets
     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-competition agreements, acquired advertising contracts, employment and sports rights agreements, and advertiser relationships and lists. Acquired advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a TBA. Non-compete, employment and sports right agreements are amortized over the life of the agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at December 31, 2007 and 2006 (in thousands):

	December 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$219	$97	$219	$24
Acquired advertising contracts	—	—	1,535	774
Sports rights, employment agreements and advertiser lists and relationships	779	529	779	365

Total	$998	$626	$2,533	$1,163

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the years ended December 31, 2007, 2006, and 2005, was approximately $997,000, $1,216,000, and $742,000, respectively. The estimated annual amortization expense for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is approximately $235,000, $123,000, $1,000, $1,000, and $1,000, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the changes in the carrying amount of the Company’s indefinite-lived intangible assets at December 31, 2007 and 2006 (in thousands):

FCC Licenses
Balance as of December 31, 2005	$289,300
Purchase of radio station FCC licenses	107,768
Sale of radio station FCC licenses	(15,048)
Impairment of FCC licenses	(41,300)

Balance as of December 31, 2006	340,720
Purchase of radio station FCC licenses	4,953
Acquisition-related adjustment	(158)
FCC licenses related to assets held for sale	(4,630)
Impairment of FCC licenses	(139,200)

Balance as of December 31, 2007	$201,685

     The 2007 acquisition-related adjustment consists of final adjustments to purchase price allocations of stations acquired in late 2006.
     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at December 31, 2007 and 2006.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 (in thousands):

Goodwill
Balance as of December 31, 2005	$30,736
Impairment of goodwill	(7,098)
Acquisition-related goodwill	25,277
Disposition-related goodwill	(5,260)

Balance as of December 31, 2006	43,655
Impairment of goodwill	(24,400)
Acquisition-related goodwill	75
Goodwill related to assets held for sale	(166)
Acquisition-related adjustment	108

Balance as of December 31, 2007	$19,272

     The 2007 acquisition-related adjustment consists of final adjustments to purchase price allocations of stations acquired in late 2006.
     Approximately $2.2 million of the Company’s recorded goodwill amount is not deductible for income tax purposes.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	INCOME TAXES
     The Company’s income tax benefit for continuing operations consists of the following for the years ended December 31 (in thousands):

	2007	2006	2005
Current federal	$49	$(55)	$339
Current state	168	103	(410)

Total current	217	48	(71)

Deferred federal	(54,165)	(12,254)	(3,752)
Deferred state	(6,400)	(2,063)	(9)

Total deferred	(60,565)	(14,317)	(3,761)

Valuation allowance	(213)	(165)	10

Net income tax benefit	$(60,561)	$(14,434)	$(3,822)

     The Company has allocated income tax expense (benefit) of approximately $0.2 million, ($0.0) million and $0.5 million to discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.
     The components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$27,574	$19,493
Miscellaneous accruals and credits	832	561
Derivative financial instruments	1,709	–
Intangible assets	27,614	–
Accounts receivable reserve	250	338

Total deferred tax assets	57,979	20,392

Valuation allowance	(2,906)	(3,119)

Net deferred tax assets	55,073	17,273

Deferred tax liabilities:
Property and equipment	(748)	(1,331)
Derivative financial instruments	–	(643)
Intangible assets	–	(21,564)

Total deferred tax liabilities	(748)	(23,538)

Net deferred tax assets (liabilities)	$54,325	$(6,265)

     The 2007 and 2006 net deferred tax assets and liabilities in the table above include approximately $551,000 and $483,000, respectively, of current tax assets, which the Company has classified in other current assets in its Consolidated Balance Sheets.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company has cumulative federal and state tax loss carryforwards of approximately $116.8 million at December 31, 2007. These loss carryforwards will expire in years 2008 through 2027. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. The Company recorded a valuation allowance in 2007 for state net operating losses that were generated in 2007 and are scheduled to expire prior to 2017. Additionally, the valuation allowance against net operating losses that expired during 2007 was released.
     The difference between the Company’s effective tax rate on loss from continuing operations before income taxes and the federal statutory tax rate arise from the following:

	2007	2006	2005
Federal tax expense at statutory rate	(34.0)%	(34.0)%	(34.0)%

Other non-deductible expenses	0.8	0.2	0.9

(Decrease) increase of valuation allowance	(0.1)	(0.4)	0.1

Expiration of net operating losses	0.2	0.2	0.5

State tax, net of federal tax benefit	(3.9)	(5.0)	0.7

Other	(0.1)	(0.1)	(1.8)

Effective tax rate	(37.1)%	(39.1)%	(33.6)%

     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 creates a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. Income tax uncertainties had previously been accounted for under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As a result of the implementation of FIN 48, the Company recorded approximately $81,000 in additional liabilities for unrecognized tax benefits, which amount was recorded as an adjustment to beginning retained earnings at January 1, 2007. As of January 1, 2007, the liability for uncertain tax positions was approximately $427,000 and was recorded as a component of other long-term liabilities. Of this amount, approximately $39,000 represented accrued interest. Regent recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. For 2007, the Company recognized $38,000 of interest expense as a component of income tax expense. As of December 31, 2007, the liability for uncertain tax positions was approximately $465,000, which includes accrued interest of $77,000. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $465,000, which includes interest of approximately $77,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within 12 months of the reporting date.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is no longer subject to United States federal examinations by tax authorities for years prior to 2004 and for state and local income tax examinations by tax authorities for years prior to 2003.
9. DERIVATIVE FINANCIAL INSTRUMENTS
     Under the terms of its credit agreement, the Company was required to enter into interest rate protection agreements for borrowings under its Term A Loan and Term B Loan. Effective December 6, 2006, the Company entered into three LIBOR-based interest rate swap agreements, which effectively converted $115.0 million of Regent’s then-outstanding variable-rate debt under the Term B Loan to a fixed rate. The swaps expire on December 11, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.72%, plus applicable margin. Additionally, effective December 15, 2006, the Company entered into two LIBOR-based interest rate swap agreements, which effectively converted $50.0 million of Regent’s variable-rate debt outstanding under the Term A Loan to a fixed rate. The swaps expire on December 15, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.83%, plus applicable margin. All outstanding interest rate swaps are considered free-standing derivatives. As such, the fair value of each swap is recorded as an asset or a liability on the Company’s Consolidated Balance Sheets (included in Other long-term assets or Other long-term liabilities), with any resulting change in value recorded as a component of net loss. At December 31, 2007, the unrealized loss related to the swap transactions was approximately $4.4 million. At December 31, 2006, the unrealized gain related to the swap transactions was approximately $1.7 million.
10. SAVINGS PLANS
     Regent Communications, Inc. 401(k) Profit Sharing Plan
     The Company sponsors a defined contribution plan covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan. The Company matches participant contributions in the form of employer stock. The matching formula is 50 cents for every dollar contributed up to the first 6% of compensation. Company-matched contributions vest to the employees over a three-year period after one year of service. Contribution expense was approximately $496,000, $428,000, and $440,000 in 2007, 2006 and 2005, respectively.
     Regent Communications, Inc. Deferred Compensation Plan
     The Company sponsors a deferred compensation plan as a vehicle for highly-compensated employees to defer compensation that they could not otherwise defer due to the limitations applicable to the Regent Communications, Inc. 401(k) Profit Sharing Plan and to provide an opportunity to share in matching contributions on a portion of such deferrals. The Board of Directors determines the Company’s matching cash contribution, if any, within 60 days after the end of the calendar year for which deferrals were made. For the 2007, 2006 and 2005 plan years, the matching contribution was 100% of the first 1% of deferrals contributed by participants, and contribution expense was approximately $29,000, $26,000 and $31,000, respectively. The Company funds participant contributions to the Plan into a Rabbi Trust Investment account as they are withheld from employees’ compensation. Participants are

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
immediately vested in all of their deferral contributions. Matching contributions vest after attainment of age 65, termination of employment due to disability, a change in control of the Company, or if sooner, based on a vesting schedule of 33.3% after one year of service, 66.6% after two years of service, and 100% after three years of service. The Company categorizes the plan assets as trading securities which are reported at fair value, with changes in fair value recorded in consolidated net income. The marketable securities are included in other current assets, with an offsetting liability to employees in current liabilities. At December 31, 2007 and 2006, the plan assets and liabilities were approximately $690,000 and $510,000, respectively.
11. OTHER FINANCIAL INFORMATION
     Property and Equipment:
     Property and equipment consists of the following as of December 31 (in thousands):

	2007	2006
Equipment	$40,279	$40,506
Furniture and fixtures	2,399	2,453
Building and improvements	13,693	14,142
Land and improvements	4,179	4,484

	60,550	61,585

Less accumulated depreciation	(25,996)	(24,832)

Net property and equipment	$34,554	$36,753

     Depreciation expense was approximately $4.0 million, $3.8 million, and $4.0 million for the years ended December 31, 2007, 2006 and 2005.
     Other Current Liabilities:
     Other current liabilities consist of the following as of December 31 (in thousands):

	2007	2006
Accrued interest	$234	$633
Accrued professional fees	567	390
Deferred revenue	601	385
Accrued medical costs	557	–
Accrued state, local, franchise and property taxes	641	322
Deferred compensation plan obligation	698	510
Accrued national representation fees	407	490
Accrued other	1,560	1,768

	$5,265	$4,498

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
financial statements would not likely have a materially adverse effect on the financial condition of the Company.
     The Company has contracted with Ibiquity Digital Corporation for the right to convert 60 radio stations to digital or high definition radio over a six-year period, which contract began in 2005.
     The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options, escalating rent provisions, and/or cost of living adjustments. Total rental expenses were approximately $2.1 million, $1.8 million and $1.6 million, in 2007, 2006 and 2005, respectively.
     At December 31, 2007, the total minimum annual rental commitments under non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2008	$1,811	$115
2009	1,334	81
2010	1,207	54
2011	1,095	34
2012	632	8
Thereafter	2,212	4

Total minimum payments	$8,291	296

Amount representing interest		30

Present value of net minimum lease payments		$266

     The Company classifies the current portion of capital leases in other current liabilities and the long-term portion in other long-term liabilities. The cost and accumulated depreciation associated with assets under capital leases is considered insignificant.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
     All adjustments necessary for a fair statement of (loss) income for each period have been included (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31	Year
2007 (1)
Net broadcast revenues:
Amount reported in previously issued Form 10-Q	$22,045	$26,392	$25,729	$24,939
Amount reclassified to discontinued operations	(537)	(656)	–	–

Net broadcast revenues	$21,508	$25,736	$25,729	$24,939	$97,912

Operating income (loss):
Amount reported in previously issued Form 10-Q	$2,521	$6,399	$6,464	$(156,824)
Amount reclassified to discontinued operations	(83)	(158)	–	–

Operating income (loss)	$2,438	$6,241	$6,464	$(156,824)	$(141,681)

(Loss) income from continuing operations:
Amount reported in previously issued Form 10-Q	$(1,205)	$3,039	$(1,351)	$(103,252)
Amount reclassified to discontinued operations	(28)	(73)	–	–

Income (loss) from continuing operations	$(1,233)	$2,966	$(1,351)	$(103,252)	$(102,870)

NET (LOSS) INCOME:	$(1,199)	$3,040	$(1,289)	$(103,126)	$(102,574)
BASIC AND DILUTED NET
(LOSS) INCOME PER COMMON SHARE(2)(3)
Net income (loss) per common share	$(0.03)	$0.08	$(0.03)	$(2.69)	$(2.68)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31	Year
2006 (1)
Net broadcast revenues:
Amount reported in previously issued Form 10-Q	$17,118	$21,067	$20,606	$25,037
Amount reclassified to discontinued operations	(501)	(621)	–	–

Net broadcast revenues	$16,617	$20,446	$20,606	$25,037	$82,706

Operating income (loss):
Amount reported in previously issued Form 10-Q	$1,292	$4,229	$2,475	$(39,255)
Amount reclassified to discontinued operations	(62)	(144)	–	–

Operating income (loss)	$1,230	$4,085	$2,475	$(39,255)	$(31,465)

Income (loss) from continuing operations:
Amount reported in previously issued Form 10-Q	$64	$1,880	$600	$(24,981)
Amount reclassified to discontinued operations	(19)	(66)	–	–

Income (loss) from continuing operations	$45	$1,814	$600	$(24,981)	$(22,522)

NET INCOME (LOSS):	$64	$2,012	$837	$(29,509)	$(26,596)
BASIC AND DILUTED NET
INCOME (LOSS) PER COMMON SHARE(2)(4)
Net income (loss) per common share	$0.00	$0.05	$0.02	$(0.77)	$(0.67)

(1)	The first and second quarters of 2007 and all four quarters of 2006 have been restated for comparative purposes to remove the effect of discontinued operations.

(2)	The sum of the quarterly net income (loss) per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter.

(3)	Despite net income for the second quarter of 2007, net income per common share was the same for both the basic and diluted calculation.

(4)	Despite net income for the first three quarters of 2006, net income per common share was the same for both the basic and diluted calculation.
14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever other standards require, or permit, assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
statements issued for fiscal years beginning after November 15, 2007. The effective date in SFAS 157 is delayed for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually.) Certain leasing transactions accounted for under Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” are excluded from the scope of SFAS 157. The Standard is effective for fiscal years beginning after November 15, 2007. Regent is currently evaluating the impact of adoption on its financial position and results of operations, if any.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to irrevocably choose to measure many financial assets and liabilities at fair value. The fair value option established by SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses in earnings at subsequent reporting dates. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Regent will adopt SFAS 159 on January 1, 2008, and does not anticipate any material impact on the Company’s financial position and results of operations.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize all of the fair values of acquired assets, including goodwill, and assumed liabilities, with limited exceptions, even in instances where the acquirer has not acquired 100% of its target. SFAS 141R also requires that contingent consideration be measured at fair value at that acquisition date and included on that basis in the purchase price consideration. Under SFAS 141R, transaction costs would be expensed as incurred. SFAS 141R amends Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” to require the acquiring entity to recognize changes in the amount of its deferred tax benefits that are recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, based upon the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Regent anticipates adopting SFAS 141R on January 1, 2009. The statement’s impact on Regent’s financial position and results of operations are not known at this time.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and would be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier application is prohibited. The Company anticipates adopting SFAS 160 on January 1, 2009, and is currently assessing the potential impact that adoption could have on the Company’s financial position and results of operations, if any.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS
	BALANCE	CHARGED				BALANCE
	AT	TO	CHARGED TO			AT
	BEGINNING	COSTS AND	OTHER			THE END
	OF PERIOD	EXPENSES	ACCOUNTS	DEDUCTIONS(1)		OF PERIOD
Allowance for doubtful accounts:
Years ended December 31,

2007	$898	286	–	533		$651
2006	$802	632	–	536		$898
2005	$844	462	–	504		$802

Deferred tax asset valuation allowance:
Years ended December 31,

2007	$3,119	64 (6)	–	277	(7)	$2,906
2006	$3,283	84 (4)	–	248	(5)	$3,119
2005	$3,273	57 (2)	–	47	(3)	$3,283

(1)	Represents accounts written off to the reserve.

(2)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2005 and scheduled to expire prior to 2017.

(3)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2005.

(4)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2006 and scheduled to expire prior to 2017.

(5)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2006.

(6)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2007 and scheduled to expire prior to 2017.

(7)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2007.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
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
     There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Refer to Item 8 for information pertaining to Management’s annual report on internal control over financial reporting and the Report of Independent Registered Public Accounting Firm on Management’s Assessment.
ITEM 9B. OTHER INFORMATION.
     None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Section 16 (a) Beneficial Ownership Reporting Compliance,” “Compensation of Non-Employee Directors,” “Election of Directors” and “Executive Officers,” to be filed in April 2008 in connection with the 2008 Annual Meeting of Stockholders presently scheduled to be held on May 7, 2008.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement to be filed in April 2008 in connection with the 2008 Annual Meeting of Stockholders, presently scheduled to be held on May 7, 2008, and specifically from the portions thereof captioned “Election of Directors,” “Compensation Discussion and Analysis,” “Executive Officers,” “Compensation of Non-Employee Directors” and “Executive Compensation,” except that the information required by Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K which appear under the sub-headings “Audit Committee Report” and “Compensation Committee Report” is specifically not incorporated by reference into this Form 10-K or into any other filing by Regent under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Except for the information required by Item 201(d) of Regulation S-K, which is included below, the information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management,” to be filed in April 2008, in connection with the 2008 Annual Meeting of Stockholders, presently scheduled to be held on May 7, 2008.

Number of securities
remaining available for
	Number of securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,083,039	$5.91	3,504,824
Equity compensation plans not approved by security holders	—	—	—

Total	4,083,039	$5.91	3,504,824

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
     The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Election of Directors” and “Certain Relationships and Related Transactions,” to be filed in April 2008 in connection with the 2008 Annual Meeting of Stockholders, presently scheduled to be held on May 7, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this Item 14 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Independent Registered Public Accounting Firm,” to be filed in April 2008 in connection with the 2008 Annual Meeting of Stockholders, presently scheduled to be held on May 7, 2008.
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

REGENT COMMUNICATIONS, INC.
Date: March 17, 2008	By:	/s/ William L. Stakelin
William L. Stakelin, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William L. Stakelin William L. Stakelin	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 17, 2008

/s/ Anthony A. Vasconcellos Anthony A. Vasconcellos	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 17, 2008

/s/ John J. Ahn John J. Ahn	Director	March 17, 2008

/s/ Joseph P. Hannan Joseph P. Hannan	Director	March 17, 2008

/s/ Andrew L. Lewis, IV Andrew L. Lewis, IV	Director	March 17, 2008

/s/ Timothy M. Mooney Timothy M. Mooney	Director	March 17, 2008

/s/ William P. Sutter, Jr. William P. Sutter, Jr.	Director	March 17, 2008

/s/ John H. Wyant John H. Wyant	Director	March 17, 2008

S-1

EXHIBIT INDEX
     The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

2(a)*	Asset Purchase Agreement dated as of September 1, 2006 by and among Regent Broadcasting of Buffalo, Inc. and CBS Radio Stations Inc. (excluding schedules and exhibits not deemed material) (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K dated December 15, 2006 and incorporated herein by this reference)

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. adopted October 24, 2007 (previously filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of November 21, 2006 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4 to the Registrant’s Form 8-K filed November 28, 2006 and incorporated herein by this reference)

4(b)*	Amendment No. 1 to the Credit Agreement, dated as of February 23, 2007 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed March 1, 2007 and incorporated herein by this reference)

4(c)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

4(d)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

10(a)*#	Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through May 17, 2001 and restated as of October 24, 2002 (previously filed as

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)

10(b)*#	Grant of Incentive Stock Option under the Regent Communications, Inc. 1998 Management Stock Option Plan, as amended

10(c)*#	Regent Communications, Inc. 2001 Directors’ Stock Option Plan dated May 17, 2001 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

10(d)*#	Grant of Stock Option under the Regent Communications, Inc. 2001 Directors’ Stock Option Plan

10(e)*#	Regent Communications, Inc. Employee Stock Purchase Plan, as amended on October 24, 2002 and effective January 1, 2003 (previously filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)

10(f)*#	Regent Communications, Inc. Deferred Compensation Plan dated July 25, 2002 and effective October 1, 2002 (previously filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10(g)*#	Regent Communications, Inc. 2005 Incentive Compensation Plan as adopted February 3, 2005 (previously filed as Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement No. 333-130616 filed December 22, 2005 and incorporated herein by this reference)

10(h)*#	Amendment No. 1 to the Regent Communications, Inc. 2005 Incentive Compensation Plan, effective as December 14, 2005 (previously filed as Exhibit 4.2 to the Registrant’s Form S-8 Registration Statement No. 333-130616 filed December 22, 2005 and incorporated herein by this reference)

10(i)*#	Form of Restricted Stock Award pursuant to the Regent Communications, Inc. 2005 Incentive Compensation Plan, as amended (previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 4, 2006 and incorporated herein by this reference)

10(j)*#	Regent Communications, Inc. 2006 Directors Equity Compensation Plan as adopted May 10, 2006 (previously filed as Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement No. 333-133959 filed May 10, 2006 and incorporated herein by this reference)

10(k)*#	Form of Restricted Stock Award pursuant to the Regent Communications, Inc. 2006 Directors Equity Compensation Plan (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed May 12, 2006 and incorporated herein by this reference)

10(l)*#	Separation Agreement and General Release by and between Terry S. Jacobs and Regent Communications, Inc. dated September 1, 2005 (previously filed as

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

Exhibit 10(a) to the Registrant’s Form 8-K filed September 8, 2005 and incorporated herein by reference)

10(m)*#	Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 4, 2008 and incorporated herein by this reference)

10(n)*#	Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 4, 2008 and incorporated herein by this reference)

10(o)#	Schedule of Director Compensation

10(p)*	Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(q)*	Warrant for the Purchase of 650,000 Shares of Common Stock issued by Regent Communications, Inc. to Waller-Sutton Media Partners, L.P. dated June 15, 1998 (See Note 1 below) (previously filed as Exhibit 4(f) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10(r)*	First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., as trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(gg) to the Registrant’s Form 10-Q for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(s)*	Second Amendment to Registration Rights Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and The Prudential Insurance Company of America (previously filed as Exhibit 4(hh) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

10(t)*	Third Amendment to Registration Rights Agreement, dated August 28, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by this reference)

10(u)*	Fourth Amendment to Registration Rights Agreement, dated as of November 26, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(t) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

10(v)*	Settlement Agreement dated September 14, 2007, including Release as Exhibit A thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 17, 2007 and incorporated herein by this reference)

21	Subsidiaries of Registrant

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

23.1	Consent of Independent Registered Public Accounting Firm

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

#	Constitutes a management contract or compensatory plan or arrangement.

     NOTES:
1.	Six substantially identical warrants for the purchase of shares of Registrant’s common stock were initially issued, of which the following remain outstanding:

Shares
WPG Corporate Development Associates V, L.L.C.	112,580
WPG Corporate Development Associates (Overseas) V, L.P.	17,420
William H. Ingram	10,000