Form 10-K/A
period 2007-12-31
REGENT COMMUNICATIONS INC
filed 2008-05-02
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
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

Explanatory Note
     Regent Communications, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) to provide the additional information required by Part III. This Amendment No. 1 of Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in Part I or Part II. Part IV is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act. This report is limited in scope to the items identified above and should be read in conjunction with the Company’s Form 10-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
ELECTION OF DIRECTORS
Size of the Board of Directors
     On September 14, 2007, and in conjunction with an agreement between the Company and certain parties, the Company’s Board of Directors met and voted to expand the size of the board from five members to seven members. See “ELECTION OF DIRECTORS — Compensation Committee Interlocks and Insider Participation.” The Nominating and Corporate Governance Committee reviewed the qualifications of the two new nominees, John J. Ahn and Joseph Patrick Hannan, interviewed each of them, and then recommended to Regent’s Board that such nominees be appointed as directors, which recommendation the Board accepted.
Procedures for Nomination of Director Candidates
     Director candidates are nominated by the Company’s Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee’s charter directs the Committee to investigate and assess the background and skills of potential candidates. The Committee is empowered to engage a third party director search firm to assist, but the Committee to date has not engaged or paid any fees to any such firm. The Committee believes that the existing directors and executive officers of the Company have significant networks of business contacts from which suitable candidates will be identified when necessary.
     Generally, once a candidate is identified for serious consideration, one or more members of the Nominating and Corporate Governance Committee will initially interview such candidate to evaluate the candidate’s qualifications and level of potential interest in serving on the Company’s Board of Directors. If the candidate merits further consideration, meetings then will be arranged to the fullest extent feasible and practical, individually or collectively, with other members of the Nominating and Corporate Governance Committee, other directors and the Company’s Chief Executive Officer and other executive officers. The Nominating and Corporate Governance Committee next would obtain feedback from all persons who participated in those meetings and then determine whether or not to nominate the candidate.
     In addition, the Company’s Corporate Governance Guidelines provide that stockholders of the Company may propose nominees for election at Regent’s Annual Meeting of Stockholders for consideration by the Nominating and Corporate Governance Committee upon submitting the names and qualifications of such persons to the Committee no later than December 31 of any year. Submissions must be made to the Committee c/o Regent Communications, Inc., Secretary,

2000 Fifth Third Center, 511 Walnut Street, Cincinnati, Ohio 45202, which submissions will then be forwarded to the Nominating and Corporate Governance Committee. The Committee would then evaluate the possible nominee and would consider such person in comparison to all other candidates. No such stockholder nominations have been received by the Company for this Annual Meeting. Accordingly, no rejections or refusals of stockholder nominated candidates have been made with respect to this Annual Meeting.
     In April 2008, Joseph Patrick Hannan, a member of Regent’s Board of Directors at that date, notified Regent of a material change in his principal occupation and position and volunteered to resign as a director and from all Board committees on which he served. Mr. Hannan also withdrew his nomination for re-election at Regent’s 2008 Annual Meeting of Stockholders. Regent’s Nominating and Corporate Governance Committee and Board of Directors accepted Mr. Hannan’s resignation effective as of April 13, 2008 and the withdrawal of his nomination for re-election.
     John J. Ahn identified John F. DeLorenzo as a candidate for nomination to Regent’s Board of Directors to fill the vacancy created by Mr. Hannan’s resignation. The Nominating and Corporate Governance Committee reviewed the qualifications of and interviewed Mr. DeLorenzo and then recommended to Regent’s Board that Mr. DeLorenzo be appointed as a director, which recommendation the Board accepted, effective April 13, 2008. Pursuant to the terms of the September 14, 2007 agreement among Regent, Riley Investment Management LLC (“RIM”), John Ahn, Mr. Hannan and other parties, RIM currently has the right to propose two nominees for election to Regent’s Board of Directors. Mr. Hannan was one of such nominees and RIM nominated Mr. DeLorenzo to replace Mr. Hannan on Regent’s Board of Directors.
Considerations in Evaluating Candidates for Directors
     The Company’s Corporate Governance Guidelines set forth the following guidelines for the qualifications desired for directors: highest personal and professional ethics and integrity; willingness and ability to devote sufficient time to carrying out the duties of a director effectively; and the diversity of experience, age, skills and other factors possessed by the candidate that will best serve the needs of the Company and its stockholders in combination with the other directors. In addition, a director of the Company generally should not serve on more than three other public company boards of directors.
Nominees for Directors to be Elected at Annual Meeting
     At the Annual Meeting, seven directors will be elected and will hold office until the next Annual Meeting of Stockholders and until their respective successors are duly elected and qualified. The Company’s Nominating and Corporate Governance Committee of the Board of Directors has nominated all seven of the continuing incumbent directors. All seven nominees have agreed to serve if elected.
     Below is set forth, with respect to each nominee for director of the Company, his age, principal occupation during the past five years, other positions he holds with the Company, if any, and the year in which he first became a director of Regent. Each of the nominees is currently a director of the Company.

Information Regarding Director Nominees
     JOHN J. AHN (Age 43)
     Mr. Ahn has served as a director of Regent since September 2007. Since October 2005, Mr. Ahn has served as a principal of Riley Investment Management LLC, an investment firm specializing in investing in public equities. From January 2004 through December 2005, Mr. Ahn served as general partner for ISA Capital Management, an investment company that focused on investing in public equities and distressed debt. From March 2003 through January 2004, Mr. Ahn was managing director of Maxcor Financial, a company that specialized in the trading of high-yield and distressed debt. From April 1995 through May 2003, Mr. Ahn was a partner with Standard Capital Group. Mr. Ahn also serves as a director for MAIR Holdings Inc., a publicly traded company.
     JOHN F. DELORENZO (Age 49)
     Mr. DeLorenzo has served as a director of Regent since April 13, 2008. Since December 2002, Mr. DeLorenzo has been the executive vice president, treasurer and chief financial officer of Entravision Communications Corporation, a Spanish-language media company. From 1999 to 2002, Mr. DeLorenzo served as a media investment banking consultant. In 1999, Mr. DeLorenzo served as executive vice president and chief financial officer of Paxson Communications, a television broadcaster. From 1996 to 1999, Mr. DeLorenzo was the owner of Trenwest Development LLC, a residential real estate company. From 1988 to 1996, he was executive vice president and chief financial officer of Act III Communications, a broadcasting, publishing and move theater exhibition holding company. Prior to 1988, Mr. DeLorenzo worked at Renaissance Communications and Fox Television, both broadcasting companies.
     ANDREW L. LEWIS, IV (Age 51)
     Mr. Lewis has served as a director of Regent since May 2005. Since 1989, Mr. Lewis has been an independent business consultant and entrepreneur, providing a range of consulting services to start-up and other businesses in the areas of strategic planning, financing and marketing. Mr. Lewis also serves as a board member and advisor since January 1986 to Brynwood Partners, a privately-held investment partnership. From 1986 to 2000, Mr. Lewis served as a director of Air Express International Corporation, a transportation logistics provider, and from 1987 to 2000, he served as a director of Hurco Companies, Inc., an automation company in the metal cutting and forming industry: both of which companies were publicly traded and investments of Brynwood Partners I, L.P. From July 1993 to December 1995, he also served as managing partner of KRR Partners, L.P., an investment partnership. Mr. Lewis currently serves as a member of the Delaware County, Pennsylvania Council.
     TIMOTHY M. MOONEY (Age 60)
     Mr. Mooney has served as a director of Regent since July 2003. Since August 2004, he has been the vice president of operations of St. Xavier High School in Cincinnati, Ohio, one of the nation’s largest Jesuit high schools. From May 1996 through December 2002, Mr. Mooney served as executive vice president and chief financial officer of Kendle International Inc., a publicly traded company that provides clinical research services to pharmaceutical and biotechnology companies. He also served as a director of Kendle International beginning in January 1997 until he retired from Kendle in December 2002. Prior to joining Kendle International, Mr. Mooney served as the chief financial officer of two other publicly traded companies, The Future Now, Inc., a computer reseller, and Hook-SupeRx, Inc., a retail drugstore chain. Prior to May 1988, he was a partner with Coopers & Lybrand, a predecessor to PricewaterhouseCoopers LLP.
     WILLIAM L. STAKELIN (Age 65)
     Mr. Stakelin has been President, Chief Executive Officer and a director of Regent since September 2005. Prior to that time, Mr. Stakelin served as President, Chief Operating Officer, Secretary and a director of Regent since its incorporation in November 1996. He served as executive vice president and chief operating officer of a privately-held radio broadcast company under the name “Regent Communications, Inc.” (“Regent I”), which acquired and operated 23 radio stations from 1995 until its merger into Jacor Communications, Inc. in February 1997. Mr. Stakelin served as president and chief executive officer of Apollo Radio, Ltd., a privately-held radio broadcast company, which he co-founded in 1988 and which acquired and operated nine radio stations prior to its sale to Regent I in 1995. He currently serves as a director of the Radio Advertising Bureau and the Bayliss Foundation, both of which are industry trade associations.
     WILLIAM P. SUTTER, JR. (Age 50)
     Mr. Sutter has served as a director of Regent since December 1999 and as its Chairman of the Board since September 2005. He is currently a principal with Hopewell Ventures, a Chicago-based private equity firm of which he is a founder. He is also an adjunct professor of finance at Northwestern’s Kellogg Graduate School of Management. From 1984 to 2001, Mr. Sutter served as a vice president of Mesirow Financial Services, Inc. He currently serves as a director of three privately-held companies.
     JOHN H. WYANT (Age 61)
     Mr. Wyant has served as a director of Regent since June 1998. Mr. Wyant has served as president of Blue Chip Venture Company, a venture capital investment firm, since its formation in 1990. Blue Chip Venture Company, together with its affiliates, manages an aggregate of approximately $550 million of committed capital for investment in privately-held high-growth companies. Mr. Wyant is also a director of a number of privately-held companies.
     None of the above named nominees for director have any family relationships with any other nominee or with any executive officers of the Company.
Determination of Independence
     The Board of Directors has determined that Messrs. Ahn, DeLorenzo, Lewis, Mooney, Sutter and Wyant are independent directors in accordance with the standards of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards for issuers whose securities are listed on the Nasdaq Stock Market. Mr. Hannan was also determined to be an independent director during his tenure on the Board. In July 2005, the Board determined to allow the separation of the roles of Chairman of the Board and Chief Executive Officer. The Board then elected Mr. Sutter to be the Company’s independent Chairman of the Board. Mr. Stakelin is not an independent director based on his employment by the Company within the past three years. Accordingly, approximately 86% of the Company’s Board of Directors will be comprised of independent directors assuming the election at the Annual Meeting of all nominees named above.

EXECUTIVE OFFICERS
     The executive officers of the Company, their ages, and the positions they hold with the Company are as follows:

Name	Age	Position

William L. Stakelin	65	President and Chief Executive Officer

Anthony A. Vasconcellos	43	Executive Vice President and Chief Financial Officer
     Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. Information with respect to the business experience, principal occupations during the past five years and affiliations of the executive officers of Regent who are not also directors is set forth below. Information regarding Mr. Stakelin is set forth above under the caption “ELECTION OF DIRECTORS — Information Regarding Director Nominees.”
     Anthony A. Vasconcellos joined Regent in September 1998 as Vice President and Chief Financial Officer. From December 2000 until August 2005, he served as Senior Vice President and Chief Financial Officer for Regent. In September 2005, he became Executive Vice President and Chief Financial Officer for the Company. From October 1991 until joining Regent in 1998, he was employed by LensCrafters, Inc., a highly acquisitive optical retail company, which by 1998 had 800 retail stores and $1.2 billion in revenues. From February 1992 to March 1994, Mr. Vasconcellos served as controller of LensCrafters’ Canadian subsidiary. In 1994, he was repatriated and assumed oversight of financial reporting and financial systems for LensCrafters until leaving to join Regent in 1998. From July 1987 to September 1991, Mr. Vasconcellos served as an auditor for the international accounting firm of Coopers & Lybrand, a predecessor to PricewaterhouseCoopers LLP. Mr. Vasconcellos currently serves as the chairman of the board of directors of the Broadcast Cable Financial Management Association, an organization that is composed of and represents financial professionals in the media industry.
SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.
     Based solely on its review of the copies of such reports received by it, and upon written representations from certain reporting persons, the Company believes that, for the year ended December 31, 2007, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent stockholders were complied with on a timely basis.
CODE OF BUSINESS CONDUCT AND ETHICS
     The Board of Directors has adopted the Regent Communications, Inc. Code of Business Conduct and Ethics applicable to all directors and Company employees, including the chief executive officer and all senior financial officers and employees. The Code can be found on the

Company’s website at www.regentcomm.com by selecting the “Investor Information” tab and then selecting “Corporate Governance.”
Determination of Independence
     The Board of Directors has determined that Messrs. Ahn, DeLorenzo, Lewis, Mooney, Sutter and Wyant are independent directors in accordance with the standards of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards for issuers whose securities are listed on the Nasdaq Stock Market. Mr. Hannan was also determined to be an independent director during his tenure on the Board. In July 2005, the Board determined to allow the separation of the roles of Chairman of the Board and Chief Executive Officer. The Board then elected Mr. Sutter to be the Company’s independent Chairman of the Board. Mr. Stakelin is not an independent director based on his employment by the Company within the past three years. Accordingly, approximately 86% of the Company’s Board of Directors will be comprised of independent directors assuming the election at the Annual Meeting of all nominees named in the Company’s Proxy Statement.
Audit Committee
     The Audit Committee currently consists of four directors, Messrs. Mooney (Chairman), Ahn, Lewis and Sutter, all of whom are independent directors as discussed above and satisfy the audit committee qualification standards contained in Rule 4350(d)(2) of the National Association of Securities Dealers listing standards. The Board of Directors also has determined that Mr. Mooney is an audit committee financial expert. Until the date of his resignation, Mr. Hannan was a member of the Audit Committee and satisfied the independence and audit committee qualification standards.
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
Corporate Governance
     From January 1, 2007 through September 13, 2007, the Compensation Committee of Regent’s Board of Directors was comprised of three directors: Mr. John H. Wyant, Chairman; Mr. Andrew L. Lewis, IV; and Mr. William P. Sutter, Jr. On September 14, 2007, the Compensation Committee was expanded to four members upon the appointment of Mr. J. P. Hannan to the Board of Directors and to the Compensation Committee. At all times during 2007 through the date hereof, all members of the Compensation Committee were independent directors.
     The Compensation Committee operates in accordance with the Compensation Committee Charter, which states that the Committee’s primary purpose is to:
•	Oversee the Company’s overall compensation policies and the application of those policies;

•	Determine the compensation of the Company’s chief executive officer (“CEO”) and the Company’s other executive officers, including but not limited to the Company’s chief operating officer and chief financial officer, such compensation to include salary, bonus, incentive awards and all other compensatory arrangements or benefits to be provided to the CEO and other executive officers from time to time;
•	Oversee management’s determination of salaries, bonuses and other elements of compensation provided to the Company’s non-executive officers and other employees;

•	Determine stock option and other incentive grants to the Company’s non-executive officers and other employees; and

•	Prepare the annual report on executive compensation for inclusion in the Company’s Proxy Statement.
     The Compensation Committee’s Charter can be found on the Regent Communications, Inc. website at www.regentcomm.com by selecting the “Investor Information” tab and then selecting “Corporate Governance.” The Compensation Committee reviews its Charter annually.
The Committee’s Objectives For Setting Executive Compensation
     The Committee seeks to establish executive compensation plans that will influence the behavior of senior management to achieve goals that are aligned with both the short-term and long-term interests of stockholders. Specifically, the principles underlying executive compensation include:
•	offering competitive salaries to attract and retain highly-qualified and experienced executives, at levels the Committee believes are appropriate for the duties and scope of responsibilities of each executive officer’s position;

•	providing annual incentive compensation that is tied to the performance of the Company and to the performance of the individual executive; and

•	ensuring that the financial interests of the executives are aligned with those of the stockholders through equity-based awards.
     The executive compensation program is designed to reward achievement in three primary ways. First, the Committee establishes base salaries for executive officers at levels that reward the executives for their strengths in operating the Company on a day-to-day basis and that are sufficient to retain the services of those executives. Second, the Committee uses annual incentive compensation to motivate the executive officers to meet and exceed annual business objectives, such that the executives can achieve substantial increases in total compensation through outstanding performance on an annual basis. Third, the Committee uses annual grants of shares of nonvested stock that vest over four years to motivate these executives to achieve long-term strategic Company initiatives, and that serve as a non-cash means of increasing or maintaining overall compensation as part of the Committee’s desire to retain these executives as long-term employees of the Company.
     The Compensation Committee periodically evaluates its objectives and considers whether the compensation package for the Company’s executive officers is adequately fulfilling the Committee’s compensation objectives. For 2007, the Committee determined that the executive officer compensation package met the Committee’s objectives.

The Compensation Committee’s Process
     The Compensation Committee, at its discretion, has the ability and authority to secure the services of advisors both inside and outside the Company and has budgetary authority to secure such services. In the past, the Committee has used information from third-party surveys, input from senior management, and their own knowledge and experiences in compensation matters. The Compensation Committee to date has not retained the services of any outside compensation consultant nor has it purchased any third party survey or other compensation information in connection with its compensation decisions for either 2007 or 2008. The Committee believes that the research provided by the Company’s management and information publicly available from third party sources, such as annual reports and proxy materials of other public companies and business and industry publications, historically has provided sufficient benchmarking data to date to the extent that such data has been relevant to the Committee’s decision making process.
     The Compensation Committee arranges its meetings primarily around the Company’s annual compensation review process. Typically, the Committee discusses general parameters of base pay, annual incentive compensation and equity-based compensation at its October meeting, finalizes base pay and equity-based compensation in its December meeting, and finalizes annual incentive compensation in its January meeting. Other meetings held during the year focus on discussion of achievement of strategic initiatives, approval of equity grants and evaluation of current compensation practices.
The Role of Executives in Establishing Compensation
     As indicated above, the Compensation Committee annually seeks input from the Company’s Chief Executive Officer, Mr. William Stakelin, and the Company’s Chief Financial Officer, Mr. Anthony Vasconcellos, in the compensation setting process. The Committee requests that senior management assist with preparation of the Committee’s meeting agendas and assemble pertinent compensation background information that aids the Committee in its determination of annual compensation decisions. When requested by the Committee, the Chief Executive Officer and Chief Financial Officer also participate in Committee meetings and provide management’s perspective on items being discussed. The Committee asks Messrs. Stakelin and Vasconcellos for their input on increases relating to base pay, annual incentive payouts and equity-based awards.
     For annual bonus and incentive compensation determinations, Mr. Stakelin provides the Committee with a written report on the achievements of senior management, including Mr. Vasconcellos, and shares his recommendation on the determination of annual bonus and equity-based awards. Mr. Vasconcellos provides the Committee with the Company’s financial performance, particularly station operating income which is the sole determinant for one-half of the potential annual bonus payout as discussed in more detail below.
     For the determination of annual equity-based awards, Mr. Vasconcellos provides the Committee with a chart showing management’s recommendations for all key management employees who receive such grants. This chart includes the proposed grants for Messrs. Stakelin and Vasconcellos. The Committee reviews this information and also typically asks for input from Ms. Ginger Scherbarth, the Company’s director of human resources, Corporate Secretary and secretary for the Compensation and Nominating and Corporate Governance Committees of the Board.
     Although the Company’s management plays an important role in assisting the Compensation Committee, the Compensation Committee has full authority to make all decisions regarding compensation for the Company’s executive officers and to determine senior management base pay, annual incentive compensation and incentive awards. After receiving input from the Company’s management, the Compensation Committee then exercises its sole discretion in making the final compensation decisions. When making those final decisions, the Committee meets in executive session without any members of management present.
Details of Executive Compensation for 2007
     Consistent with its primary compensation objectives as discussed above, the Committee seeks to accomplish those objectives through a mix of base salary, annual incentive compensation and long-term equity-based awards.
     The Company has employment agreements with the Company’s two executive officers, William L. Stakelin and Anthony A. Vasconcellos, which agreements outline the parameters for their compensation packages. Mr. Stakelin is employed as Regent’s President and Chief Executive Officer and Mr. Vasconcellos is employed as Regent’s Executive Vice President and Chief Financial Officer. Mr. Stakelin’s employment agreement further provides that he will serve on the Company’s Board of Directors during his employment term. Accordingly, the 2007 compensation packages for Messrs. Stakelin and Vasconcellos were determined consistent with the terms of their respective employment agreements as in effect on January 1, 2007.
     In determining compensation for Messrs. Stakelin and Vasconcellos, the Committee has considered each of them separately based on their respective individual responsibilities and performance. As would be expected, the Committee believes that the Company’s Chief Executive Officer should be the highest paid executive officer in the Company due to his overall responsibilities. The Committee has not considered the relative difference in aggregate compensation between Mr. Stakelin and Mr. Vasconcellos as a significant factor in establishing their compensation.
     2007 Base Salary. Mr. Stakelin’s 2007 base salary was set at $351,639 and Mr. Vasconcellos’ 2007 base salary was set at $266,255. Under their respective employment agreements, each of them was entitled to a minimum increase in base salary equal to the percentage increase in the Consumer Price Index (CPI) — All Items during the period of January 1, 2006 — December 31, 2006. The CPI increase for the 2006 year was 2.5%. However, the Committee also took into consideration that the average 2007 budgeted salary increase for all Regent employees was projected to be in the 3.0 to 3.5% range and determined that the increases for Messrs. Stakelin and Vasconcellos should be consistent with those increases. Accordingly, for 2007, the base salaries for Messrs. Stakelin and Vasconcellos were increased by 3.0% rather than by the CPI increase. Although the employment agreements further allow the Committee to make subjective increases in base salary, the Committee did not believe that any additional subjective adjustments to 2007 base salaries were necessary for Messrs. Stakelin and Vasconcellos and that their potential for increased cash compensation should be based on their ability to earn annual incentive compensation.
     2007 Annual Incentive Compensation. The Regent Communications, Inc. Senior Management Bonus Plan provides the Compensation Committee with a vehicle to award annual incentive compensation. As in recent years, the Compensation Committee established the target amount of the 2007 awards under this plan at 80% of the executive officer’s 2007 base salary. The Compensation Committee also has the discretion to determine whether the incentive compensation is awarded in all cash, all equity or any combination of cash and equity.

     For 2007, fifty percent (50%) of the annual incentive compensation target was based on the Company’s financial performance in achieving the 2007 budgeted level of station operating income of $36,390,000 (as adjusted to reflect asset sales). The actual amount that the executive officers could earn under this measure is determined based on a straight sliding scale from 0% payout at 92.5% attainment of the station operating income target to a full payout upon attaining 100% of the target station operating income. The Compensation Committee retains discretion to award a larger bonus if the Company exceeds 100% of the station operating income target.
     As in recent years, in 2007 the Committee established station operating income as the sole determinant of the Company’s financial performance based upon the Committee’s belief that station operating income measures the Company’s bottom line profitability on an operating basis. Station operating income is a non-GAAP financial measure which securities analysts and industry experts have used historically to track the performance of a radio company’s broadcasting operations. Station operating income is determined based upon the Company’s aggregate operating income and adding corporate overhead, depreciation and amortization, and various non-recurring expense items not directly related to the Company’s radio stations, and by adding or subtracting any losses or gains upon sales of radio station assets in the relevant period.
     The remaining fifty percent (50%) of annual incentive compensation is determined by performance measures established by the Committee, which measures include both subjective and objective measures. For 2007, those performance measures were (i) same station revenue growth relative to the radio industry, (ii) same station revenue growth relative to Regent’s geographic markets, (iii) progress in implementing the Company’s Interactive strategy, (iv) progress in achieving specific operational initiatives in the Company’s Albany market, and (v) keeping costs in line with the Company’s 2007 corporate overhead budget.
     The actual annual incentive compensation earned in 2007 and paid in 2008 to each of Mr. Stakelin and Mr. Vasconcellos totaled 86.5% of the target amount (69.2% of each executive officer’s 2007 base salary). This payout was based on the Company achieving 97.3% of its station operating income target, thereby earning the executive officers 73% of the total potential amount that they could have received on the financial performance component of incentive compensation, i.e., 29.2% of their respective base salaries. Each of the executive officers received a 100% payout on the performance measures component of incentive compensation, having out-performed the industry and market revenue growth rates, keeping corporate overhead under budget and achieving progress on the Interactive and Albany initiatives as determined in the judgment of the Compensation Committee, i.e., 40.0% of their respective base salaries. The aggregate incentive compensation amounts paid to Mr. Stakelin and Mr. Vasconcellos for 2007 was $243,335 and $184,248, respectively, 82.7% of which was paid in cash and 17.3% of which was paid in vested stock. The Committee determined that awarding a portion of the after tax amount of the officers’ incentive compensation in stock would best meet the Committee’s compensation objectives.
     In 2007, the Committee adopted a “claw back” policy that requires executives and other key employees to return to the Company certain incentive compensation in the event of accounting restatements. If a restatement of any prior year financial statements is filed with the SEC, the Company will compute the pro forma impact to all incentive awards that had been made relating to the restated periods and such awards will be recomputed using the pro forma results. If the award recipients had been overpaid, those individuals will be required to repay such excess within a reasonable period of time as will be determined by the Committee. If the award recipients should have received larger incentive payouts, the Company will pay such additional amounts to those individuals within 30 days of the restatement of the financial statements.

     2007 Equity Awards. To enable the Company’s executive officers and other members of senior management to own a stake in the Company, as an incentive focused on alignment with stockholder interests, the Compensation Committee has the ability under the Company’s 2005 Incentive Compensation Plan to award grants of nonvested stock, incentive and non-qualified stock options and/or other equity-based incentives described in the plan. In making awards, the Committee considers individual factors, including the total compensation of the executive officer.
     The determination of the 2007 equity incentive award amounts primarily was made so as to set long term compensation sufficient to retain key employees in the Committee’s determination. The Committee also believes that the awards would have the effect of further incentivizing their performance over the long term. The Committee’s current practice is to grant nonvested stock awards that vest in four equal annual installments to the executive officers and senior management at the beginning of the Company’s fiscal year in January. For 2007, Mr. Stakelin was awarded 75,000 shares of nonvested stock and Mr. Vasconcellos was awarded 50,000 shares of nonvested stock. The Committee believed that the amount of these awards was appropriate given the responsibilities and performance of Messrs. Stakelin and Vasconcellos.
     Prior to 2006, the Compensation Committee generally made annual awards of stock options to the Company’s executive officers and other key employees as a means to encourage these employees to remain employed by the Company and contribute to the Company’s overall performance and, thus, the performance of the Company’s common stock in the public market. Beginning in 2006, after completing an analysis of the nature of equity incentive awards that would best achieve the Committee’s compensation objectives, the Committee began granting executive officers and key employees annual awards of nonvested stock which would vest over time in four equal annual installments. The Committee perceived that the Company’s outstanding stock options to executive officers and other key employees were not having the intended incentive effect as the Company’s stock price has declined in recent years, notwithstanding the Company’s strong operating performance.
     Nonvested stock, on the other hand, provides direct value to the Company’s executive officers and key employees and more directly aligns their interests with the Company’s other stockholders as changes in stock price impact the value of such nonvested shares as compared to stock options that have little or no perceived value if the option exercise price is above the current market value of the stock. The Committee also considered the potential effect of changes in accounting rules requiring the expensing of stock options and the fact that many other public companies were moving from stock option grants to awards of nonvested stock as a better compensation practice. The Committee did not consider the new grants of nonvested stock to replace any of the existing stock options held by the executive officers, which grants remain outstanding but which have an exercise price above the current fair market value of the Company’s common stock.
New Executive Employment Agreements
     Following a periodic review of executive compensation policies and practices by the Committee, on December 28, 2007, Regent and each of Mr. Stakelin and Mr. Vasconcellos entered into new employment agreements which replaced the previously existing employment agreements dated as of January 1, 2006. The new employment agreements continued the fundamental compensation philosophy of the Committee that the compensation for Messrs. Stakelin and Vasconcellos should be comprised of base salary, annual incentives and long-term equity-based awards, and those provisions of the employment agreements are virtually unchanged from the prior agreements. However, the Committee deemed it important to enter into the new agreements to achieve the Committee’s additional objectives:

•	to extend the term of the employment period for both Messrs. Stakelin and Vasconcellos by an additional year through December 31, 2009;

•	to revise the change of control provisions of the employment agreements so that the compensation payable to the Company’s key executives is essentially the same regardless of whatever strategic initiatives that the Company may undertake in the future, thereby helping to ensure that Messrs. Stakelin and Vasconcellos are incentivized to lead the Company through any such initiative that may be undertaken; and

•	to make necessary revisions to satisfy the requirements of Sections 409A and 280G of the Internal Revenue Code while at the same time ensuring that the Committee’s intent regarding severance payments is accomplished.
     Consistent with those new employment agreements, the Committee has established the 2008 compensation for Messrs. Stakelin and Vasconcellos as set out below.
     2008 Base Salary. Pursuant to the terms of their new employment agreements, the Committee established the base salaries for each of Mr. Stakelin and Mr. Vasconcellos at his 2007 base salary, plus an amount equal to the percentage increase in the Consumer Price Index-All Items during the period January 1, 2007 through December 31, 2007, which was 4.1%. Accordingly, for 2008, the base salaries for Messrs. Stakelin and Vasconcellos were increased by 4.1% to $366,056 and $277,171, respectively. For 2009, the new employment agreements provide that their base salaries will be increased by an amount equal to the percentage increase in the Consumer Price Index-All Items during the period January 1, 2008 through December 31, 2008, plus any discretionary increase that the Compensation Committee may determine appropriate.
     2008 Annual Incentive Compensation. Essentially the same bonus plan as implemented for 2007 will be in place for 2008, which targets a payout of 80% of base salary. Fifty percent (50%) of the annual incentive target will be based on the Company achieving certain levels of station operating income. The other fifty percent (50%) of annual incentive compensation will be determined by criteria as determined by the Committee, which criteria has not yet been finalized.
     2008 Equity Awards. For 2008, Mr. Stakelin was awarded 150,000 shares of nonvested stock and Mr. Vasconcellos was awarded 100,000 shares of nonvested stock. These awards constitute a doubling of the nonvested stock awards made to these executives in 2007. The Committee determined that a substantial increase in the size of the awards was appropriate and necessary to continue to compensate these executives at essentially the same level as in prior years, given the decline in the market price of the Company’s common stock. In making this determination, the Committee took into consideration the fact that the decline in the Company’s stock price was less of a decline than the industry average. By increasing the size of the awards, which vest in equal annual increments over four years, the Committee believes that these awards will continue to motivate the executives to increase stockholder value and will provide additional retention value.
Elements of Post-Termination Compensation
     Messrs. Stakelin and Vasconcellos may terminate their respective employment agreements for any reason upon 90 days notice and the Company may terminate the agreements at any time. In the event of a termination by the Company without cause or upon disability, then (a) the executive is entitled to receive his base salary through the termination date and, in the event of disability, for up to one year after termination during the continuation of disability, (b) a prorated portion of any bonus to which he otherwise would have been entitled, and (c) all unvested stock options, shares of restricted stock and other equity awards held by the executive will accelerate and vest in full. If employment is terminated by the Company without cause, the employment agreements entitle Messrs. Stakelin or Vasconcellos, as the case may be, to receive, in addition to base salary and bonus prorated through the date of termination, the greater of his current base salary for an additional 12-month period or his current base salary throughout the remaining portion of the current term of the employment agreement.
     In the event of a termination for any reason of either of Messrs. Stakelin and Vasconcellos in the 24-month period prior to or subsequent to a change in control of the Company, as defined in the respective agreements, or in the event of the death or disability of either of Messrs. Stakelin or Vasconcellos in the 12-month period prior to or subsequent to a change in control of the Company, Messrs. Stakelin or Vasconcellos will be entitled to receive (i) all compensation accrued and unpaid prior to the date of termination, (ii) an amount equal to 2.99 times the employee’s base salary as in effect at the date of termination, (iii) an amount equal to 2.99 times the average of the Senior Management Bonuses calculated for 2006 and each successive full calendar year prior to the date of termination for the employee, and (iv) the vesting of all stock options, shares of restricted stock and other equity awards held by the employee shall accelerate and vest in full. The employment agreements for each of Messrs. Stakelin and Vasconcellos further provide that if such payments would result in an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the amount payable shall be capped at the maximum amount payable to the employee before such “excess parachute payment” would apply. In the event that any tax would be imposed on either of Messrs. Stakelin or Vasconcellos under Section 280G or Section 409A of the Internal Revenue Code with respect to any payment made by the Company to either individual pursuant to compensation paid after the employee’s termination, the Company will be responsible for the payment of such tax, penalty, interest and any related audit costs incurred by the individual, including any payments necessary to place the employee in the same taxable position as if no such tax had been imposed on the employee. The employee will be required to return to the Company any excess amounts received over the limitations of Section 280G or 409A, as applicable.
     For purposes of the employment agreements, a “change of control” shall be deemed to have occurred upon the acquisition by any person or group of persons of 30% or more of the Company’s voting power; upon the existing stockholders of the Company having less than 50% of the voting power of the resulting entity following a reorganization, merger or consolidation; upon the liquidation, dissolution or sale of all or substantially all of the Company’s assets; or if during any twelve month period, the individuals who as of the beginning of such period cease to constitute at least a majority of the Board of Directors, unless the election or appointment of such new directors was approved by a vote of at least the majority of the incumbent directors.
     Messrs. Stakelin and Vasconcellos are subject to customary non-competition and non-solicitation covenants during their period of employment with Regent and for an 18-month period thereafter (12 months in the case of a termination of employment by Regent without cause where severance is being paid) as well as customary confidentiality covenants. The employment agreements further provide that, for a period of one year following termination, the employee will not induce any Company employee to leave the Company and the employee must maintain confidentiality of all confidential information relating to the Company.

Regulatory Considerations
     Section 162(m). Based on the Compensation Committee’s past compensation practices, the Committee does not currently believe that Section 162(m) of the Internal Revenue Code, which limits the deductibility of executive compensation in certain events, will adversely affect the Company’s ability to obtain a tax deduction for compensation paid to its executive officers.
     Nonqualified Deferred Compensation. The American Jobs Creation Act of 2004, which was signed into law on October 22, 2004, modified tax rules applicable to nonqualified deferred compensation arrangements and, in certain circumstances, may apply to equity awards, severance payments and other forms of compensation that may constitute deferred compensation for purposes of Section 409A.The Committee believes that the compensation payable to the Company’s executives complies with Section 409A of the Internal Revenue Code and the regulations thereunder.
Other Benefits
     In conjunction with benefits that are offered to all full-time Regent employees, Messrs. Stakelin and Vasconcellos are offered Company benefits including medical, dental and life insurance, short-term and long-term disability coverage, and participation in the Company’s 401(k) Profit Sharing Plan, which plan includes a Company matching contribution made in Regent common stock.
     Messrs. Stakelin and Vasconcellos and other members of senior management also have the ability to participate in Regent’s Nonqualified Deferred Compensation Plan, which plan also includes a matching contribution by the Company in an amount up to 1.0% of their compensation. The employment agreements for Messrs. Stakelin and Vasconcellos also provide that the Company will pay the employee portion of their health insurance and disability premiums and will provide an auto allowance, parking and automobile insurance.

EXECUTIVE COMPENSATION
     The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer, William L. Stakelin, and Chief Financial Officer, Anthony A. Vasconcellos, (the “Named Executives”) during the last two fiscal years.
Summary Compensation Table

							Change in
							Pension Value
							and
						Non-Equity	Nonqualified
Name and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus(1)	Awards(3)	Awards	Compensation(1)	Compensation	Compensation(2)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)

William L. Stakelin, President and Chief Executive Officer
	2007	$351,639	$140,656	$141,563	$0	$102,679	$0	$22,742	$759,279
	2006	$341,397	$136,559	$88,875	$0	$81,935	$0	$20,010	$668,776

Anthony A. Vasconcellos, Executive Vice President and Chief Financial Officer
	2007	$266,255	$106,502	$94,375	$0	$77,746	$0	$17,205	$562,083
	2006	$258,500	$103,400	$59,250	$0	$62,040	$0	$15,281	$498,471

(1)	The Company’s Senior Management Bonus Plan provides for potential compensation to each Named Executive of up to 80% of his annual base salary. One-half of the potential compensation (40% of the Named Executive’s base salary) is based upon the executive’s personal performance for the fiscal year and has been included in the bonus column. For the 2007 fiscal year, each Named Executive was awarded 100% of the personal performance component under the Senior Management Bonus Plan. This portion of the award was paid 70% in cash and 30% in shares of Regent common stock. For the 2006 fiscal year, each Named Executive was awarded 100% of the personal performance component under the Senior Management Bonus Plan, which amount was paid entirely in cash. The remaining one-half of potential compensation (40% of the Named Executive’s base salary) is awarded based upon the Company’s financial performance for the fiscal year. For the 2007 fiscal year, each Named Executive was awarded 73% of his total potential compensation under the financial component of the Senior Management Bonus Plan, which amounted for each Named Executive to approximately 29% of his base salary and was paid entirely in cash. For the 2006 fiscal year, each Named Executive was awarded 60% of his total potential compensation under the financial component of the Senior Management Bonus Plan, which amounted for each Named Executive to 24% of his base salary.

(2)	All Other Compensation consists of auto allowances and insurance, employer match under the Company’s 401(k) Profit Sharing and Deferred Compensation Plans, and employer-paid premiums for medical and dental insurance.

(3)	These amounts represent the compensation recognized by the Company in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The value of each nonvested share is based upon the closing price of the Company’s common stock on the Nasdaq Global Market (or its predecessor, the Nasdaq National Market) on the date of grant. The nonvested shares vest ratably over a four-year period commencing one year from the date of grant. For Mr. Stakelin, the amounts include one-quarter of the January 3, 2006 grant of 75,000 shares at a grant date fair value of $4.74 per share, and one-quarter of the January 3, 2007 grant of 75,000 shares at a grant date fair value of $2.81 per share. For Mr. Vasconcellos, the amounts include one-quarter of the January 3, 2006 grant of 50,000 shares at a grant date fair value of $4.74 per share, and one-quarter of the January 3, 2007 grant of 50,000 shares at a grant date fair value of $2.81 per share.

2007 Grants Of Plan-Based Awards

								All
								Other
								Stock
								Awards:	All Other
								Number	Option
								of	Awards:	Exercise
								Shares	Number of	or Base
		Estimated Future Payouts Under			Estimated Future Payouts Under			of Stock	Securities	Price of
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			or	Underlying	Option
	Grant	Threshold	Target(1)	Maximum(2)	Threshold	Target	Maximum	Units(3)	Options	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($)

William L. Stakelin
Nonvested stock award	1/03/2007							75,000	0	$0
Non-equity incentive plan		$1,407	$140,656	$140,656	0	0	0

Anthony A. Vasconcellos
Nonvested stock award	1/03/2007							50,000	0	$0
Non-equity incentive plan		$1,065	$106,502	$106,502	0	0	0

(1)	The actual amounts paid for 2007 performance under the Non-Equity Incentive Plan Awards were those amounts included under such caption in the Summary Compensation Table for 2007.

(2)	The Compensation Committee has discretion to increase the maximum amount paid under the plan in the event the Company exceeds the targeted amount.

(3)	The nonvested shares vest in four equal annual installments commencing one year from January 3, 2007, the date of grant.
     There were no re-pricings or material modifications of any outstanding option or other stock-based award during 2007.

Outstanding Equity Awards At 2007 Fiscal Year-End
     The following table outlines equity-based compensation awards for the Named Executives as of December 31, 2007. Each outstanding award is shown separately. Option Awards include both non-qualified and incentive stock options. Stock Awards include nonvested share awards.

						Stock Awards
									Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
	Option Awards							Awards:	Market or
			Equity					Number	Payout
			Incentive			Number		of	Value of
			Plan			of	Market	Unearned	Unearned
			Awards:			Shares	Value of	Shares,	Shares,
			Number of			or Units	Shares or	Units or	Units or
	Number of	Number of	Securities			of Stock	Units of	other	Other
	Securities	Securities	Underlying			That	Stock	Rights	Rights
	Underlying	Underlying	Unexercised	Option		Have	That	That	That
	Unexercised	Unexercised	Unearned	Exercise	Option	Not	Have Not	Have Not	Have Not
	Options #	Options #	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

William L. Stakelin
	608,244	0	0	$5.00	6/15/2008
	125,089	0	0	$5.00	4/29/2009
	100,000	0	0	$7.76	5/17/2011
	100,000	0	0	$6.93	1/4/2012
	100,000	0	0	$5.86	1/3/2013
	100,000	0	0	$6.46	1/2/2014
	125,000	0	0	$5.33	1/7/2015
						56,250 (1)	86,625 (2)
						75,000 (3)	115,500 (2)

Anthony A. Vasconcellos
	25,000	0	0	$5.00	11/6/2008
	25,000	0	0	$5.50	10/28/2009
	100,000	0	0	$7.76	5/17/2011
	75,000	0	0	$6.93	1/4/2012
	75,000	0	0	$5.86	1/3/2013
	75,000	0	0	$6.46	1/2/2014
	75,000	0	0	$5.33	1/7/2015
						37,500 (4)	57,750 (2)
						50,000 (5)	77,000 (2)

(1)	On January 3, 2006, the above Named Executive was awarded 75,000 nonvested shares, of which, 18,750 shares vested on January 3, 2007. The remaining nonvested shares vest in three equal annual installments of 18,750 shares through 2010.

(2)	The value of nonvested shares awarded to the above Named Executive was calculated using a price of $1.54, the closing price of a share of Regent Communications, Inc. common stock on the last business day of the 2007 calendar year.

(3)	The nonvested shares awarded to the above Named Executive on January 3, 2007, vest in four equal annual installments of 18,750 shares through 2011.

(4)	On January 3, 2006, the above Named Executive was awarded 50,000 nonvested shares, of which, 12,500 shares vested on January 3, 2007. The remaining nonvested shares vest in three equal annual installments of 12,500 shares through 2010.

(5)	The nonvested shares awarded to the above Named Executive on January 3, 2007, vest in four equal annual installments of 12,500 shares through 2011.
Option Exercises And Stock Vested

	Option Awards
	Number of Shares		Stock Awards
	Acquired on	Value Realized on	Number of Shares	Value Realized on
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)(1)	($)	(#)(2)	($)(3)

William L. Stakelin	0	$0	18,750	$52,688

Anthony A. Vasconcellos	0	$0	12,500	$35,125

(1)	There were no stock options exercised in 2007.

(2)	Represents shares granted in 2006 to the Named Executives under the Regent Communications, Inc. 2005 Incentive Compensation Plan that vested in the current year.

(3)	The value of the shares was calculated using a price of $2.81, the closing price of a share of Regent Communications, Inc. common stock on the vesting date.
Pension Benefits
     The Company does not offer a defined benefit pension plan. Employer match for the Company’s 401(k) Profit Sharing Plan is included in other compensation in the Summary Compensation Table.
Nonqualified Deferred Compensation

	Executive	Registrant	Aggregate Earnings	Aggregate
	Contributions in	Contributions in	(loss)	Withdrawals/	Aggregate Balance
	Last FY	Last FY	in Last FY	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)

William L. Stakelin	$90,438	$5,766	$12,331	$0	$324,443

Anthony A. Vasconcellos	$4,688	$4,343	$(2,744)	$0	$46,422
     Under the provisions of the Regent Communications, Inc. Deferred Compensation Plan, participants may elect to have a specified dollar amount or a whole percentage of his compensation deferred and credited to his deferred compensation account. Participants may also elect to defer a portion of any regular or annual bonus that is part of his compensation earned in any plan year. Earnings on participant contributions are based upon the investment elections selected by each participant of the mutual fund options contained within the plan. The Company matches participant contributions at a rate determined by the Board of Directors each year. For the 2007 year, the Board set the company match at 100% of the first 1% of the participant’s earnings deferred into the plan. The Company match is made in phantom units of Regent common stock, which are marked-to-market on a quarterly basis. A participant’s vested balance is distributable upon termination of employment, retirement, death or disability. Payments made to the participant for their vested plan balance are made in a single lump sum cash payment.
Potential Payments Upon Termination or Change in Control
     The Company has employment agreements with William L. Stakelin and Anthony A. Vasconcellos. Mr. Stakelin is employed as Regent’s President and Chief Executive Officer and Mr. Vasconcellos is employed as Regent’s Executive Vice President and Chief Financial Officer. The employment agreement for Mr. Stakelin also requires the Company to seek to cause him to be nominated to serve on the Company’s Board of Directors. Each employment agreement is for a term effective December 28, 2007 and ending December 31, 2009.
     Under their employment agreements, for the 2007 year, Mr. Stakelin was entitled to a base salary of no less than $351,639 and Mr. Vasconcellos was entitled to a base salary of no less than $266,255. Pursuant to the terms of their new employment agreements, the Committee established the base salaries for each of Mr. Stakelin and Mr. Vasconcellos at his 2007 base salary, plus an amount equal to the percentage increase in the Consumer Price Index-All Items during the period January 1, 2007 through December 31, 2007, which was 4.1%. Accordingly, for 2008, the base salaries for Messrs. Stakelin and Vasconcellos were increased by 4.1% to $366,056 and $277,171, respectively. For 2009, the new employment agreements provide that their base salaries will be increased by an amount equal to the percentage increase in the Consumer Price Index-All Items during the period January 1, 2008 through December 31, 2008, plus any discretionary increase that the Compensation Committee may determine appropriate. The employment agreements also provide for Messrs. Stakelin and Vasconcellos to receive discretionary annual bonuses in accordance with the Company’s Senior Management Bonus Plan. These bonuses, if any, will be determined by the Compensation Committee of the Board of Directors of Regent and are based on performance of the executive and Regent and the achievement of certain goals established for each year. In addition, the employment agreements entitle Messrs. Stakelin and Vasconcellos each to receive, at the discretion of the Compensation Committee of the Board of Directors, annual grants of nonvested stock, stock options or other equity-based incentives, and/or incentive and non-qualified options to purchase common stock of the Company and other equity-based incentives pursuant to any incentive compensation plans as may be adopted by the Company from time to time. Pursuant to the employment agreements, Messrs. Stakelin and Vasconcellos also receive an automobile allowance, parking and automobile insurance coverage at Regent’s expense and other benefits available to key management employees, including the employee portion of health insurance premiums.
     Messrs. Stakelin and Vasconcellos may terminate their respective employment agreements for any reason upon 90 days notice and the Company may terminate the agreements at any time. In the event of a termination by the Company without cause or upon disability, then (a) the executive is entitled to receive his base salary through the termination date and, in the event of disability, for up to one year after termination during the continuation of disability, (b) a prorated portion of any bonus to which he otherwise would have been entitled, and (c) all unvested stock options, shares of restricted stock and other equity awards held by the executive will accelerate and vest in full. If employment is terminated by the Company without cause, the employment agreements entitle Messrs. Stakelin or Vasconcellos, as the case may be, to receive, in addition to base salary and bonus prorated through the date of termination, the greater of his current base salary for an additional 12-month period or his current base salary throughout the remaining portion of the current term of the employment agreement. In the event of the death of either of Mr. Stakelin or Mr. Vasconcellos, per the provisions of the Regent Communications, Inc. 2005 Incentive Compensation Plan, all unvested shares of nonvested stock awarded to the participant will vest immediately.
     In the event of a termination for any reason of either of Messrs. Stakelin and Vasconcellos in the 24-month period prior to or subsequent to a change in control of the Company, as defined in the respective agreements, or in the event of the death or disability of either of Messrs. Stakelin or Vasconcellos in the 12-month period prior to or subsequent to a change in control of the Company, Messrs. Stakelin or Vasconcellos will be entitled to receive (i) all compensation accrued and unpaid prior to the date of termination, (ii) an amount equal to 2.99 times the employee’s base salary as in effect at the date of termination, (iii) an amount equal to 2.99 times the average of the Senior Management Bonuses calculated for 2006 and each successive full calendar year prior to the date of termination for the employee, and (iv) the vesting of all stock options, shares of restricted stock and other equity awards held by the employee shall accelerate and vest in full. The employment agreements for each of Messrs. Stakelin and Vasconcellos further provide that if such payments would result in an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the amount payable shall be capped at the maximum amount payable to the employee before such “excess parachute payment” would apply. In the event that any tax would be imposed on either of Messrs. Stakelin or Vasconcellos under Section 280G or Section 409A of the Internal Revenue Code with respect to any payment made by the Company to either individual pursuant to compensation paid after the employee’s termination, the Company will be responsible for the payment of such tax, penalty, interest and any related audit costs incurred by the individual, including any payments necessary to place the employee in the same taxable position as if no such tax had been imposed on the employee. The employee will be required to return to the Company any excess amounts received over the limitations of Section 280G or 409A, as applicable.
     The term “change of control” means the purchase or other acquisition by any person, entity or group of persons, within the meaning of section 13(d) or 14(d) of the Securities Exchange Act of 1934 (“Act”), or any comparable successor provisions, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Act) of 30% or more of either the outstanding shares of common stock or the combined voting power of Regent Communications, Inc.’s then outstanding voting securities entitled to vote generally, or the approval by the stockholders of Regent Communications, Inc. of a reorganization, merger, or consolidation, in each case, with respect to which persons who were stockholders of Regent Communications, Inc. immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated Regent Communications, Inc.’s then outstanding securities, or a liquidation or dissolution of Regent Communications, Inc. or of the sale of all or substantially all of Regent Communications, Inc.’s assets, it being understood and agreed that a “sale of all or substantially all” of the Company’s assets shall be deemed to have occurred if at any time through the 24 month anniversary of the date of termination of the employee’s employment with the Company, the value of the Company’s assets is less than 50% of the value of the Company’s assets as of the later of (A) the beginning of the employment period or (B) 24 months prior to the date of termination of the employee’s employment with the Company, due to one or more transactions in which assets of the Company are sold, transferred or otherwise disposed of to one or more persons. It is not considered a “change of control” if the sale or transfer of assets is to: (i) a shareholder of the Company (immediately before the asset transfer) in exchange for or with respect to its stock; (ii) an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by the Company; (iii) a person, or a group of people, that owns, directly or indirectly, 50% or more of the total value or voting power of all the outstanding stock of the Company; or (iv) an entity, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a person described in (iii) above. In addition, the term “change of control” includes changes in the Regent Communications, Inc. Board of Directors during any twelve (12) month period, such that individuals who, as of the beginning of such period, constitute the Board (the “Incumbent Directors”) cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the beginning of such period whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without written objection to such nomination) shall be deemed to be an Incumbent Director.
     Messrs. Stakelin and Vasconcellos are subject to customary non-competition and non-solicitation covenants during their period of employment with Regent and for an 18-month period thereafter (12 months in the case of a termination of employment by Regent without cause where severance is being paid) as well as customary confidentiality covenants. The employment agreements further provide that, for a period of one year following termination, the employee will not induce any Company employee to leave the Company and the employee must maintain confidentiality of all confidential information relating to the Company.
     The following table describes the potential payments upon termination or a change in control of the Company for William L. Stakelin, the Company’s President and Chief Executive Officer. The amounts included in the table below are calculated as if Mr. Stakelin were terminated on December 31, 2007, and such amounts are in addition to what Mr. Stakelin earned for the 2007 year, as shown in the Summary Compensation Table.

Executive Benefits			Involuntary Not
and Payments	Voluntary	For Cause	for Cause			Change in
Upon Termination	Termination	Termination	Termination(1)	Disability	Death	Control
Base salary (2)	$0	$0	$703,278	$351,639	$0	$1,051,401
Senior Management Bonus Plan	$0	$0	$0	$0	$0	$690,434
Life insurance, medical, dental and hospitalization	$0	$0	$0	$0	$0	$0
Nonvested stock, unvested and accelerated (3)	$0	$0	$202,125	$202,125	$202,125	$202,125

Total	$0	$0	$905,403	$553,764	$202,125	$1,943,960

(1)	Assumes the Named Executive’s benefit under an involuntary not for cause termination is equal to the remaining amount of base salary through December 31, 2009, the expiration of the Named Executive’s employment agreement, and the full vesting of any nonvested shares of Regent common stock assuming a price of $1.54, based upon the price of a share of the Company’s common stock on the last business day in 2007.

(2)	For analysis purposes, the Named Executive’s base salary was equal to the salary in place for the 2007 fiscal year.

(3)	Under the terms of the Regent Communications, Inc. 2005 Incentive Compensation Plan, any unvested shares of nonvested stock will automatically accelerate to 100% vested in the instances of an employee’s death, permanent disability, or a change in control of the Company.
     The following table describes the potential payments upon termination or a change in control of the Company for Anthony A. Vasconcellos, the Company’s Executive Vice President and Chief Financial Officer. The amounts included in the table below are calculated as if Mr. Vasconcellos were terminated on December 31, 2007, and such amounts are in addition to what Mr. Vasconcellos earned for the 2007 year, as shown in the Summary Compensation Table.

Executive
Benefits and			Involuntary
Payments Upon	Voluntary	For Cause	Not for Cause			Change in
Termination	Termination	Termination	Termination(1)	Disability	Death	Control
Base salary (2)	$0	$0	$532,510	$266,255	$0	$796,103
Senior Management Bonus Plan	$0	$0	$0	$0	$0	$522,784
Life insurance, medical, dental and hospitalization (3)	$0	$0	$15,666	$15,666	$0	$15,666
Nonvested stock, unvested and accelerated (4)	$0	$0	$134,750	$134,750	$134,750	$134,750

Total	$0	$0	$682,926	$416,671	$134,750	$1,469,303

(1)	Assumes the Named Executive’s benefit under an involuntary not for cause termination is equal to the remaining amount of base salary through December 31, 2009, the expiration of the Named Executive’s employment, perquisites, and the full vesting of any nonvested shares of Regent common stock assuming a price of $1.54, based upon the price of a share of the Company’s common stock on the last business day in 2007.

(2)	For analysis purposes, the Named Executive’s base salary was equal to the salary in place for the 2007 fiscal year.

(3)	The Named Executive is entitled to Company-paid life and disability insurance, medical, dental and hospitalization premiums for the lesser of 12 months or the number of months until the executive attains the age of 65. For purposes of the calculation, the Company used the total cost of premiums paid for such plans as of December 31, 2007.

(4)	Under the terms of the Regent Communications, Inc. 2005 Incentive Compensation Plan, any unvested shares of nonvested stock will automatically accelerate to 100% vested in the instances of an employee’s death, permanent disability, or a change in control of the Company.
COMPENSATION OF NON-EMPLOYEE DIRECTORS
Compensation of Directors
     Only non-employee directors of the Company are eligible to receive directors’ fees. Non-employee directors receive the following compensation:
•	A $1,000 monthly retainer;

•	A Board Committee meeting fee of $2,000 for each on-site Board Committee meeting attended ($1,000 for attendance by telephone);

•	A Board Committee meeting fee of $1,000 for each telephonic Board Committee meeting attended;

•	The Chairman of the Board and Chair of each Board Committee receives the following fees:
•	Chairman of the Board — annual fee of $15,000

•	Audit Committee Chair — annual fee of $10,000

•	Nominating and Corporate Governance Committee Chair — annual fee of $5,000

•	Compensation Committee Chair — annual fee of $5,000
     Each non-employee director of the Company is eligible to receive awards of stock appreciation rights, nonvested stock, or non-qualified stock options under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The terms, conditions, form and amount of such awards, if any, are determined by the Compensation Committee of the Company’s Board of Directors. Each director serving on the Company’s Board of Directors on May 9, 2007, was awarded 5,000 nonvested shares of Regent common stock. Additionally, Messrs. Ahn and Hannan were each awarded 2,500 nonvested shares at their first attendance at a Regent Board of Directors meeting immediately after their appointment to the Board. Mr. Hannan’s nonvested shares were forfeited as of his April 13, 2008 resignation date, as the vesting requirement was not fulfilled.
     The following table presents the compensation provided by the Company to the non-employee directors for the year ended December 31, 2007.

					Change in
					Pension Value
					and
				Non-equity	Nonqualified
	Fees Earned or	Stock		Incentive Plan	Deferred	All Other
	Paid in Cash	Awards		Compensation	Compensation	Compensation	Total
Name	($)	($)(1)		($)	($)	($)	($)
John J. Ahn	$5,467	$248	(2)	$0	$0	$0	$5,715
J.P. Hannan	$10,467	$248	(2)	$0	$0	$0	$10,715
Andrew L. Lewis, IV	$31,000	$8,137	(3)	$0	$0	$0	$39,137
Timothy M. Mooney	$39,000	$8,137	(3)	$0	$0	$0	$47,137
William P. Sutter, Jr.	$56,000	$8,137	(3)	$0	$0	$0	$64,137
John H. Wyant	$31,000	$8,137	(3)	$0	$0	$0	$39,137

(1)	These amounts represent fair value compensation recognized by the Company in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The value of each nonvested share is based upon the closing price of the Company’s common stock on the Nasdaq Global Market (or its predecessor, the Nasdaq National Market) on the date of grant. The nonvested shares vest ratably over a four-year period commencing one year from the date of grant.

(2)	Each of Messrs. Ahn and Hannan were awarded 2,500 nonvested shares on October 24, 2007 at a grant-date price of $2.38. Based on the date of grant, the Company recorded two months of compensation expense for each grant of nonvested shares during 2007. Mr. Hannan’s nonvested shares were forfeited as of his April 13, 2008 resignation date, as the vesting requirement was not fulfilled.

(3)	Each of Messrs. Lewis, Mooney, Sutter and Wyant were awarded 5,000 nonvested shares on May 10, 2006 at a grant-date price of $4.25 and 5,000 nonvested shares on May 9, 2007 at a grant-date price of $3.39. Based on the date of grant, the Company recorded 12 months of compensation expense related to the May 10, 2006 grant and eight months of compensation expense related to the May 9, 2007 grant.

     There were no re-pricings or material modifications of any outstanding option or other stock-based award during 2007.
     When traveling from out-of-town, the members of the Board of Directors are also eligible for reimbursement for their travel expenses incurred in connection with attendance at Board meetings and Board Committee meetings. These amounts are not included in the table above. Employee directors do not receive any compensation for their participation in Board meetings or Board Committee meetings.
Compensation Committee Interlocks and Insider Participation
     For the year ended December 31, 2007, the Compensation Committee consisted of four members, Messrs. Wyant, Hannan, Lewis and Sutter. No executive officer of the Company serves on any board of directors or compensation committee of any entity that compensates Messrs. Wyant, Hannan, Lewis or Sutter. The Company is a party to the following agreements, which are described further below: an agreement to provide registration rights to entities affiliated with Mr. Wyant, and which the Company has agreed to register shares held by such entities; and a settlement agreement between certain stockholders of the Company and two of its directors which require their nomination for reelection to the Board of Directors under certain circumstances.
     The Company is a party to a registration rights agreement dated as of June 15, 1998, as amended, with Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund L.P., and other entities. Under this agreement, upon a demand made by parties to the agreement that hold at least 10% of the Company’s outstanding common stock, Regent is required to register under the Securities Act of 1933 the shares of the Company’s common stock owned by these holders. In addition, the parties to the agreement have the right to join in certain registrations of Regent’s equity securities. None of the parties to the registration rights agreement currently hold 10% of the Company’s outstanding common stock, although the Company has filed a registration statement with the SEC for the registration of 3,246,356 shares of Regent common stock held by Blue Chip and its affiliates.
     On September 14, 2007, the Company entered into an agreement with Riley Investment Management LLC and associated entities (“Riley”), SMH Capital Inc. and associated entities (“Sanders”), and Messrs. Ahn and Hannan. Under the terms of the agreement, if Riley and Sanders each maintain beneficial ownership of least 5.0% of the Company’s outstanding shares of common stock, then Messrs. Ahn and DeLorenzo will be nominated for reelection to the Board of Directors to serve as directors through Regent’s 2009 Annual Meeting of Stockholders. Additionally, unless approved by a majority of Regent’s Board of Directors, including the approval of either Mr. Ahn or Mr. DeLorenzo, the size of the Board will remain fixed at seven directors, with no increase or decrease at any time through September 14, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth, as of April 18, 2008, the number and percentage of the Company’s common stock held by (i) persons known to the Company to be beneficial owners of more than 5% of a class of the Company’s securities, (ii) the Company’s directors and nominees for directors, (iii) those executive officers of the Company named in the Summary Compensation Table appearing under “Executive Compensation,” and (iv) all executive officers and directors of the Company, as a group.

	Amount and
	Nature of
	Beneficial		Percent
Name and Address of Beneficial Owner(a)	Ownership(a)		of Class(a)

Riley Investment Management LLC	4,089,883	(b)	10.33%
Dimensional Fund Advisors LP	3,409,003	(c)	8.61%
Blue Chip Venture Company, Ltd.	3,246,356	(d)	8.20%
HJH Partners, LLC	2,975,452	(e)	7.49%
Don A. Sanders	2,671,479	(f)	6.75%
Palmyra Capital Advisors, LLC and related entities	2,457,612	(g)	6.21%
T. Rowe Price Associates, Inc.	2,006,750	(h)	5.07%
William L. Stakelin	1,780,923	(i)	4.36%
John J. Ahn	4,105,383	(b)(j)	10.37%
John H. Wyant	3,301,356	(d)(k)	8.33%
John F. DeLorenzo	0		*
Andrew L. Lewis, IV	20,000	(l)	*
Timothy M. Mooney	34,000	(m)	*
William P. Sutter, Jr.	77,000	(n)	*
Anthony A. Vasconcellos	702,385	(o)	1.75%
All executive officers and directors as a group (8 persons)	10,021,047	(p)	24.19%

*	Less than 1%.

(a)	The Securities and Exchange Commission has defined “beneficial ownership” to include sole or shared voting or investment power with respect to a security or the right to acquire beneficial ownership within 60 days. The number of shares indicated are owned with sole voting and investment power unless otherwise noted and includes certain shares held in the name of affiliated companies as to which beneficial ownership may be disclaimed. Addresses of 5% beneficial owners appear in the notes below. All information regarding persons and entities other than the Company’s directors and Named Executives has been included by the Company in reliance upon the most recent SEC filings of such persons and entities.

Shares issuable upon exercise of options or warrants within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership and overall voting power of persons believed to own beneficially such securities. Accordingly, the percent of class specified for each beneficial owner represents the highest percentage of the class that owner could own, assuming such owner exercises all options and warrants that are exercisable by him within 60 days and assuming that no other beneficial owner exercises options or warrants.

(b)	The address of Riley Investment Management LLC is 11100 Santa Monica Blvd., Suite 810, Los Angeles, California 90025. Pursuant to its Schedule 13D filed with the Securities and Exchange Commission on December 11, 2007, Riley Investment Management LLC informed the Company that it has sole voting and dispositive power of 1,790,099 of the indicated shares. Riley Investment Management LLC has indicated that it has shared voting and dispositive power of 2,299,784 of the shares held by its investment advisory clients, and disclaims beneficial ownership of 415,399 of such shares.

(c)	The address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Pursuant to its Schedule 13G filed with the Securities and Exchange Commission on February 6, 2008, Dimensional Fund Advisors informed the Company that it has sole voting and/or investment power over the indicated shares in Dimensional Fund Advisors’ role as investment adviser or manager to four investment companies and certain commingled group trusts and separate accounts, none of whom are known to have such rights or powers with respect to more than five percent of the Company’s common stock. Dimensional Fund Advisors disclaims beneficial ownership of these securities.

(d)	Includes: (A) 2,382,241 shares held by Blue Chip Capital Fund, II, Limited Partnership (“Blue Chip II”); (B) 300,479 shares held by Miami Valley Venture Fund, Limited Partnership (“Miami Valley”); and (C) 563,636 shares held by Blue Chip Capital Fund, III, Limited Partnership (“Blue Chip III”). Blue Chip Venture Company, Ltd. is the general partner of Blue Chip II and Blue Chip III and is an affiliate of a special limited partner and portfolio manager of Miami Valley. Blue Chip Venture Company, Ltd. has indicated that it exercises sole voting and dispositive power over the indicated shares held by Blue Chip II, Blue Chip III and Miami Valley. John H. Wyant, a director of the Company, is a beneficial owner and manager of Blue Chip Venture Company, Ltd. Mr. Wyant exercises shared voting and investment powers with respect to the securities beneficially owned by Blue Chip Venture Company, Ltd., but disclaims beneficial ownership of those securities. The address of these entities and Mr. Wyant is 1100 Chiquita Center, 250 East Fifth Street, Cincinnati, Ohio 45202.

(e)	The address of HJH Partners, LLC is 8 Sound Shore Drive, Suite 265, Greenwich, Connecticut 06830. Pursuant to its Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008, HJH Partners, LLC is trustee for the WPG Corporate Development Associates V Liquidating Trust (WPG V) and the WPG Corporate Development Associates V (Overseas) Liquidating Trust (WPG Overseas). HJH Partners, LLC has shared voting and investment power over the indicated shares in its capacity as trustee for 2,464,162 shares held by WPG V and 381,290 shares held by WPG Overseas. In addition, WPG V and WPG Overseas own warrants to purchase 112,580 shares and 17,420 shares of Regent common stock, respectively. Prior to a transfer of investment and voting control of the entities holding shares of Regent common stock, beneficial ownership of these shares was previously reported by Robeco Investment Management, Inc.

(f)	The address of Don A. Sanders is 600 Travis, Suite 3100, Houston, Texas 77002. Pursuant to its Schedule 13D filed with the Securities and Exchange Commission on September 19, 2007, Mr. Sanders is vice chairman and a director of Sanders Morris Harris Group, Inc. (“SMHG”) and chairman of the executive committee and a director of SMH Capital, Inc. (“SMH Capital”), registered broker dealer and investment adviser, and wholly-owned subsidiary of SMHG. Mr. Sanders is also a manager of SOF Management, LLC and general partner of Sanders Opportunity Fund, L.P. and Sanders Opportunity Fund (Institutional), L.P. (the “SOF Funds”) and chief investment officer of the SOF Funds. The named shares include 1,255,479 shares for which Mr. Sanders exercises sole voting and dispositive power, and 1,416,000 shares held in client brokerage accounts over which Mr. Sanders has shared dispositive power. Mr. Sanders disclaims beneficial ownership of all shares held in client brokerage accounts over which he has shared dispositive power.

(g)	The address of Palmyra Capital Advisors, LLC, the Michael and Leigh Anne Baxter Living Trust, and Michael F. Baxter, is 11111 Santa Monica Blvd., Suite 1100, Los Angeles, California 90025. Pursuant

to its Schedule 13G filed April 24, 2008, Michael F. Baxter is the manager of Palmyra Capital Advisors, LLC, a registered investment adviser. The Michael and Leigh Anne Baxter Living Trust is the beneficial owner of more than a majority of the membership interests in Palmyra Capital Advisors, LLC.

(h)	The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202. Pursuant to its Schedule 13G filed with the Securities and Exchange Commission on February 12, 2008, T. Rowe Price Associates, Inc. informed the Company that it has sole voting power over 203,800 shares and sole dispositive power over 2,006,750 shares in T. Rowe Price Associates’ role as investment adviser to its various clients, none of whom are known to have such rights or powers with respect to more than five percent of the Company’s common stock. T. Rowe Price Associates, Inc. disclaims beneficial ownership of these securities.

(i)	Represents (A) 521,590 shares held by Mr. Stakelin individually (including shares held for his account in the Company’s 401(k) Profit Sharing Plan and Employee Stock Purchase Plan and 243,750 nonvested shares subject to a vesting period, none of which will vest by June 17, 2008); (B) 500 shares owned by Mr. Stakelin’s son and 500 shares owned by Mr. Stakelin’s daughter; and (C) options exercisable within 60 days for up to 1,258,333 shares of the Company’s common stock held by Mr. Stakelin.

(j)	Represents (A) 8,000 shares held by Mr. Ahn’s minor children and 5,000 shares held by Mr. Ahn’s parents and (B) 2,500 shares held by Mr. Ahn, all of which are subject to a vesting period, none of which will vest by June 17, 2008. See also Note (b) above.

(k)	Represents (A) options exercisable within 60 days for up to 45,000 shares of the Company’s common stock held by Mr. Wyant and (B) 10,000 shares held by Mr. Wyant, which include 8,750 nonvested shares subject to a vesting period, of which 2,500 will vest by June 17, 2008. See also Note (d) above.

(l)	Represents (A) options exercisable within 60 days for up to 10,000 shares of the Company’s common stock held by Mr. Lewis and (B) 10,000 shares held by Mr. Lewis, which include 8,750 nonvested shares subject to a vesting period, of which 2,500 will vest by June 17, 2008.

(m)	Represents (A) options exercisable within 60 days for up to 20,000 shares of the Company’s common stock held by Mr. Mooney and (B) 14,000 shares held by Mr. Mooney, which include 8,750 nonvested shares subject to a vesting period, of which 2,500 will vest by June 17, 2008.

(n)	Represents (A) options exercisable within 60 days for up to 40,000 shares of the Company’s common stock held by Mr. Sutter; (B) 2,000 shares held by Mr. Sutter’s two minor children; and (C) 35,000 shares held by Mr. Sutter, of which 8,750 are nonvested shares subject to a vesting period, of which 2,500 will vest by June 17, 2008.

(o)	Represents: (A) 252,385 shares held by Mr. Vasconcellos (including shares held for his account in the Company’s 401(k) Profit Sharing Plan and Employee Stock Purchase Plan and 162,500 nonvested shares subject to a vesting period, none of which will vest by June 17, 2008); and (B) options exercisable within 60 days for up to 450,000 shares of the Company’s common stock held by Mr. Vasconcellos.

(p)	See Notes (b), (d), (i), (j), (k), (l), (m), (n) and (o) above.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table summarizes, as of December 31, 2007, the number of shares of the Company’s common stock that may be issued upon the exercise of options, nonvested shares, and rights under all of the Company’s existing equity compensation plans.

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
Determination of Independence
     The Board of Directors has determined that Messrs. Ahn, DeLorenzo, Lewis, Mooney, Sutter and Wyant are independent directors in accordance with the standards of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards for issuers whose securities are listed on the Nasdaq Stock Market. Mr. Hannan was also determined to be an independent director during his tenure on the Board. In July 2005, the Board determined to allow the separation of the roles of Chairman of the Board and Chief Executive Officer. The Board then elected Mr. Sutter to be the Company’s independent Chairman of the Board. Mr. Stakelin is not an independent director based on his employment by the Company within the past three years. Accordingly, approximately 86% of the Company’s Board of Directors will be comprised of independent directors assuming the election at the Annual Meeting of all nominees named above.
Certain Relationships and Related Transactions
     The Audit Committee of the Board of Directors is charged with the responsibility to review and pre-approve all related party or affiliate transactions between the Company and its directors, executive officers, employees and/or their affiliates or in which any such persons directly or indirectly is interested or may benefit. The Company currently has no agreements, arrangements, transactions or similar relationship with any of its directors or executive officers, other than the registration rights agreement with Blue Chip Capital Fund II Limited Partnership and related entities and the settlement agreement between Riley, Sanders, and Messrs. Ahn and Hannan, both of which agreements are described under the caption “ELECTION OF DIRECTORS — Compensation Committee Interlocks and Insider Participation.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Principal Accounting Firm Fees
     The following table sets forth the aggregate fees billed to Regent Communications, Inc. for the fiscal years ended December 31, 2007 and 2006 by the Company’s principal accounting firm, Deloitte & Touche LLP.

	December 31,		December 31,
	2007		2006

Audit Fees	$482,845	(a)	$583,090	(a)
Audit-Related Fees	—		25,000	(b)
Tax Fees	—		—
All Other Fees	1,500	(c)	1,500	(c)

Total	$484,345		$609,590

(a)	Includes fees for professional services rendered for the audit of the consolidated financial statements of the Company, the audit of management’s assessment of internal control over financial reporting, the audit of stand-alone financial statements for significant acquisitions, issuance of consents and assistance with review of documents filed with the Securities and Exchange Commission.

(b)	Represents fees for services related to research and application of various accounting requirements.

(c)	Represents the annual charge for online access to an accounting, auditing and reporting library.
     The aggregate amount of all services other than audit and audit-related services provided by the auditors to the Company constituted 0.31% and 0.25% of the total amount of revenues paid by the Company to the auditors during 2007 and 2006, respectively.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditor
     The Audit Committee is responsible for appointing, setting compensation for and overseeing the work of the independent auditor. In January 2004, the Audit Committee established a policy requiring pre-approval by the committee of all audit and permissible non-audit services provided by the independent auditor, which policy can be found on the Company’s website at www.regentcomm.com by selecting the “Investor Information” tab and then selecting “Corporate Governance.” The policy provides for the general pre-approval of specific types of services subject to specific cost limits to be determined by the Audit Committee from time to time. Specific pre-approval is required for any services for which general pre-approval has been granted pursuant to the policy, if no cost limit has been set and/or if the cost would exceed the specified limit. All other permitted services also require specific pre-approval.

     The pre-approval policy adopted by the Audit Committee delegates pre-approval authority to any member of the Audit Committee to address any requests for pre-approval of services between Audit Committee meetings. Any member of the Audit Committee who exercises delegated authority must report any pre-approval decisions to the full Audit Committee at its next scheduled meeting. The policy prohibits the Audit Committee from delegating to the Company’s management any authority to pre-approve services performed by the independent auditors.
     The Company’s Chief Financial Officer is responsible for tracking all independent auditor fees against the budget for such services as determined pursuant to the annual auditor engagement letter and the fee limitations adopted pursuant to the pre-approval policy. The Chief Financial Officer shall report on the status of fees to the full Audit Committee no less frequently than annually, and more often as may be requested by the Audit Committee. For every proposed pre-approved service set forth in the policy, the independent auditor is to provide detailed back-up documentation to the Audit Committee regarding the specific services to be provided.
     All of the services provided by the independent auditor to the Company in 2007 were specifically pre-approved by the Audit Committee.
PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	Documents filed as part of the Annual Report on Form 10-K/A:
3.	EXHIBITS.
     Exhibits are incorporated herein by reference or are filed with this report as indicated below:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Regent Communications, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGENT COMMUNICATIONS, INC.
Date: May 2, 2008	By:	/s/ William L. Stakelin
William L. Stakelin, President and
Chief Executive Office

S-1