Form 10-Q
period 2008-03-31
REGENT COMMUNICATIONS INC
filed 2008-05-09
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
Common Stock, $.01 par value — 39,600,711 shares outstanding as of May 6, 2008

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008
INDEX

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)	3

Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 (unaudited) and March 31, 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	28

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Broadcast revenues, net of agency commissions	$20,833	$21,508

Station operating expenses	14,841	15,213
Depreciation and amortization	1,012	1,843
Corporate general and administrative expenses	1,889	2,014
Gain on sale of radio stations	(540)	—
Loss on sale of long-lived assets and other	21	—

Operating income	3,610	2,438

Interest expense	(3,646)	(4,090)
Unrealized loss on derivatives, net of realized gain	(5,675)	(590)
Other (loss) income, net	(12)	52

Loss from continuing operations before income taxes	(5,723)	(2,190)
Income tax benefit	2,354	957

Loss from continuing operations	(3,369)	(1,233)
Discontinued operations:
Results from operations of discontinued operations, net of income taxes	2	34
Gain on sale of discontinued operations, net of income taxes	357	—

Gain on discontinued operations, net of income taxes	359	34

Net loss	$(3,010)	$(1,199)

Basic and diluted loss per common share:

Loss from continuing operations	$(0.09)	$(0.03)
Discontinued operations	0.01	—

Net loss	$(0.08)	$(0.03)

Weighted average number of common shares used in basic calculation:	38,608	38,205
Weighted average number of common shares used in diluted calculation:	38,608	38,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$760	$1,391
Accounts receivable, net of allowance of $634 and $651 at March 31, 2008 and December 31, 2007, respectively	13,596	15,685
Assets held for sale	—	6,429
Other current assets	2,399	2,308

Total current assets	16,755	25,813

Property and equipment, net	34,590	34,554
Intangible assets, net	202,028	202,067
Goodwill	19,314	19,272
Deferred tax assets	55,799	53,774
Other assets	3,638	3,770

Total assets	$332,124	$339,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,275	$3,650
Accounts payable	1,334	1,495
Accrued compensation	1,186	1,765
Other current liabilities	5,477	5,265

Total current liabilities	12,272	12,175

Long-term debt, less current portion	192,163	202,700
Derivative liability	10,124	4,440
Other long-term liabilities	2,632	2,321

Total liabilities	217,191	221,636

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 49,102,217 and 48,615,192 shares issued at March 31, 2008 and December 31, 2007, respectively	491	486
Treasury stock, 9,617,898 and 9,745,095 shares, at cost, at March 31, 2008 and December 31, 2007, respectively	(51,241)	(51,970)
Additional paid-in capital	348,090	348,495
Accumulated deficit	(182,407)	(179,397)

Total stockholders’ equity	114,933	117,614

Total liabilities and stockholders’ equity	$332,124	$339,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,010)	$(1,199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,012	1,879
Deferred income tax benefit	(2,025)	(910)
Non-cash compensation expense	327	253
Unrealized loss on derivatives	5,684	842
Gain on sale of radio stations	(1,192)	—
Other, net	204	177
Changes in operating assets and liabilities, net of acquisitions in both years:
Accounts receivable	2,049	911
Other assets	(89)	(442)
Current and long-term liabilities	(668)	496

Net cash provided by operating activities	2,292	2,007

Cash flows from investing activities:
Acquisition of radio station assets and related acquisition costs, net of cash acquired	—	(4,669)
Net proceeds from sale of radio stations	7,922	—
Capital expenditures	(872)	(841)

Net cash provided by (used in) investing activities	7,050	(5,510)

Cash flows from financing activities:
Principal payments on long-term debt	(12,413)	(1,287)
Long-term debt borrowings	2,500	3,000
Treasury stock purchases	(63)	(61)
Other	3	25

Net cash (used in) provided by financing activities	(9,973)	1,677

Net decrease in cash and cash equivalents	(631)	(1,826)
Cash and cash equivalents at beginning of period	1,391	4,250

Cash and cash equivalents at end of period	$760	$2,424

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$40	$48
Accrued capital expenditures	$194	$83
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
     The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 2007 condensed consolidated balance sheet was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Regent’s Form 10-K, as amended, for the year ended December 31, 2007.
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.2 million and $2.3 million for the three-month periods ended March 31, 2008 and 2007, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three-month periods ended March 31, 2008 and 2007 were as follows (in thousands):

	Three months	Three months
	ended March 31,	ended March 31,
	2008	2007
Barter revenue	$688	$764
Barter expense	$600	$678

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock-based Compensation Plans
     The Company follows the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) for share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. During the first quarter of 2008 and 2007, the Company issued 488,000 and 241,300 nonvested shares, respectively, as a component of compensation to employees under The Regent Communications, Inc. 2005 Incentive Compensation Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first quarter of 2008 and 2007, Regent recorded approximately $151,000 and $107,000, respectively, of expense related to nonvested share awards. At March 31, 2008, deferred compensation expense related to the nonvested shares was approximately $1.6 million, which will be recognized over the remaining vesting period. At March 31, 2008, 780,250 nonvested shares remained outstanding under the plan, with a weighted average remaining life of approximately 3.3 years. During the first three months of 2008 and 2007, 1,950 and 6,600 nonvested shares, respectively, were forfeited.
     The Company issues shares of nonvested Regent common stock to its non-management directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The value of each nonvested share is determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first three months of 2008 and 2007, Regent recorded approximately $9,000 and $5,000 of expense, respectively, related to the nonvested awards. No awards were granted under the plan during the first three months of 2008 or 2007. At March 31, 2008, deferred compensation expense related to the nonvested shares was approximately $112,000, which will be recognized over the remaining vesting period. At March 31, 2008, 40,000 nonvested shares remained outstanding under the plan, with a weighted-average remaining life of approximately 2.8 years. No nonvested shares granted under the plan were forfeited during the first quarter of 2008 or 2007.
     Under the provisions of SFAS 123R, the Company is required to record compensation expense related to shares issued under the Company’s Employee Stock Purchase Plan. For the three-month periods ended March 31, 2008 and 2007, the Company recorded approximately $6,000 and $10,000, respectively, of compensation expense related to its Employee Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted average fair value per shares estimated for each share of common stock issued under the plan during the first quarter of 2008 was $0.26, based upon a weighted average volatility of 41.3%, a weighted average risk-free interest rate of 3.26%, an average life of three months, and no dividends. The weighted average fair value per shares estimated for each share of common stock issued under the plan during the first quarter of 2007 was $0.51, based upon a weighted average

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
volatility of 38.6%, a weighted average risk-free interest rate of 5.05%, an average life of three months, and no dividends.
     There were no stock options granted during the first quarter of 2008 or 2007. No stock options were terminated due to forfeiture or expiration during the first quarter of 2008. During the first quarter of 2007, approximately 57,000 stock options with a weighted-average exercise price of $6.21 were terminated due to forfeiture or expiration. The intrinsic value of all outstanding stock options was zero at March 31, 2008. See Regent’s 2007 Annual Report on Form 10-K, as amended, for other disclosures of all outstanding awards.
Discontinued Operations
     During 2008, the Company disposed of its four Watertown, New York radio stations. Regent applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company.
     The disposals of one station in each of the Albany and Buffalo, New York markets did not meet the criteria for the reclassification of operating results to discontinued operations, due to the migration of cash flows from the disposed stations to other Regent-owned stations. Therefore, the results for these radio stations remain classified in loss from continuing operations.
     Selected financial information related to discontinued operations for the three-month periods ended March 31, 2008 and 2007 is as follows (in thousands):

	Three months	Three months
	ended March 31,	ended March 31,
	2008	2007
Net broadcast revenue	$180	$537
Depreciation and amortization expense	$—	$36
Allocated interest expense	$15	$34
Gain before income taxes	$646	$60
Income Taxes
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 creates a single model to address uncertainty in income tax positions, and clarifies

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. Income tax uncertainties had previously been accounted for under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As a result of the implementation of FIN 48, the Company recorded approximately $81,000 in additional liabilities for unrecognized tax benefits, which amount was recorded as an adjustment to beginning retained earnings at January 1, 2007. At March 31, 2008, the liability for uncertain tax positions was approximately $475,000 and was recorded as a component of other long-term liabilities. Of this amount, approximately $87,000 represented accrued interest. At January 1, 2007, and March 31, 2007, the liability for uncertain tax positions was approximately $427,000 and was recorded as a component of other long-term liabilities. Of this amount, approximately $39,000 represented accrued interest. Regent recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $475,000, which includes interest of approximately $87,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within 12 months of the reporting date.
     The Company recorded income taxes on continuing operations at an effective rate of 41.1% and 43.7% for the first quarter of 2008 and 2007, respectively.
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 have been applied prospectively beginning January 1, 2008 for all financial assets and financial liabilities recognized in the financial statements at fair value. For all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company has applied the provisions of Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157”) (“FSP 157-2”) and delayed the effective date of SFAS 157 until January 1, 2009. The Company’s non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets, and asset retirement obligations. The Company is currently assessing the potential effect of SFAS 157 on all non-financial assets and non-financial liabilities.
     The Company’s financial assets and liabilities reflected in the condensed consolidated financial statements at fair value include marketable securities, derivative financial instruments and the Company’s deferred compensation plan liability, which is maintained in a Rabbi Trust. Fair value for short-term investments, marketable securities and deferred compensation plan

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
liabilities are determined utilizing quoted market prices at each period. Fair value for derivative interest rate swap agreements is obtained from counterparties to the agreements and corroborated through estimates using internal discounted cash flow calculations based upon forward interest-rate yield curves. The following table summarizes the valuation of the Company’s financial assets and liabilities at March 31, 2008 (in thousands):

		Quoted
		Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets -	Inputs -	Inputs -
Financial Asset (Liability)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$35	$35
Marketable securities	$699	$699

Liabilities:
Derivative interest rate swap agreements	$(10,124)		$(10,124)
Deferred compensation plan liability	$(699)		$(699)
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on January 1, 2008 did not have any affect on the Company’s financial statements as the Company did not elect any eligible items for fair value measurement.
2. DISPOSITIONS
     On February 1, 2008, the Company completed the disposition of its four radio stations (WCIZ-FM, WFRY-FM, WTNY-AM and WNER-AM) serving the Watertown, New York market to Stephens Media Group Watertown, LLC for a sale price of $6.25 million in cash. Regent recorded a pre-tax gain of approximately $0.6 million on the sale, which amount is included in gain on discontinued operations in the Company’s Condensed Consolidated Statement of Operations. The results of operations for the stations have been reclassified to discontinued operations for all periods presented. At December 31, 2007, the assets of the Watertown stations were included in Assets Held for Sale in the Company’s Consolidated Balance Sheet.
     On February 5, 2008, Regent completed the disposition of WTMM-AM serving the Albany, New York market to Capital Broadcasting, Inc. for a sale price of $850,000 in cash. Capital Broadcasting, Inc. commenced operations of the station under a time brokerage agreement on November 1, 2007. The Company treated the disposal of WTMM-AM as the disposal of long-lived assets, rather than a business of component of a business, due to the fact that the station had no independent revenue stream from its operations. The Company recorded a gain on sale of approximately $0.5 million, which amount is included in Loss from Continuing Operations in Regent’s Condensed Consolidated Statement of Operations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     On March 11, 2008, the Company completed the disposition of WECK-AM serving the Buffalo, New York market to Culver Communications II, Inc. and related entities for a sale price of $1.3 million in cash. The Company treated the disposal of WECK-AM as the disposal of long-lived assets, rather than a business or a component of a business. The Company recorded an immaterial gain on the transaction, which amount is included in Loss from Continuing Operations in Regent’s Condensed Consolidated Statement of Operations.
3. LONG-TERM DEBT
     Long-term debt consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31,	December 31,
	2008	2007
Senior secured Term A Loan	$49,375	$50,000
Senior secured Term B Loan	113,563	113,850
Senior secured revolving credit facility	33,500	42,500

	196,438	206,350
Less: current portion of long-term debt	(4,275)	(3,650)

	$192,163	$202,700

     Borrowings under the credit facility bore interest at an average rate of 4.84% at March 31, 2008 and 7.01% at December 31, 2007.
     Under the provisions of the excess cash flow calculation contained in our credit agreement, on April 30, 2008, the Company was required to make permanent repayments of approximately $1.5 million of the amounts borrowed under the Term A Loan portion of the agreement and approximately $3.6 million of the amounts borrowed under the Term B Loan portion of the agreement, based upon a calculation of excess cash flow generated by our operations. The amounts repaid under the Term A Loan and Term B Loan may not be re-borrowed. The Company used borrowings from the revolving portion of the credit agreement to fund the required repayments.
4. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at March 31, 2008 or December 31, 2007. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. The nonvested shares generally vest over a four-year period. During the first three months of 2008 and 2007, the Company issued 486,050 and 237,400 shares, respectively, of nonvested stock, net of forfeitures. Additionally during the first three months of 2008 and 2007, Regent recorded treasury stock repurchases related to the forfeiture of 42,812 and 21,697 shares, respectively, of stock by

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
employees for the payment of withholding taxes related to the vesting of nonvested shares during the quarter.
     On January 30, 2008, the Company issued 54,923 shares of Regent common stock from treasury shares to two executive officers at an issue price of $1.35 per share as a payment of a portion of 2007 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
     During the first three months of 2008 and 2007, Regent reissued 115,086 and 55,867 shares, respectively, of treasury stock as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $1.6 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock during the first three months of 2008 or 2007 other than treasury shares exchanged for payment of employee withholding taxes related to the vesting of nonvested stock grants.
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
Definite-lived Intangible Assets
     The Company’s definite-lived intangible assets, consisting primarily of non-competition agreements, acquired advertising contracts, employment and sports rights agreements, and advertiser relationships and lists, are amortized in accordance with the provisions of SFAS 142. Acquired advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement or similar arrangement. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at March 31, 2008 and December 31, 2007 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	March 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$219	$116	$219	$97
Sports right and employment agreements and advertiser lists and relationships	779	569	779	529

Total	$998	$685	$998	$626

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three months ended March 31, 2008 and 2007 was approximately $59,000 and $816,000, respectively. The estimated annual amortization expense for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is approximately $235,000, $123,000, $1,000, $1,000 and $1,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the change in the carrying amount for the Company’s indefinite-lived intangible assets for the three-month period ended March 31, 2008 (in thousands):

Indefinite-lived
Intangible Assets
Balance as of December 31, 2007	$201,685
Miscellaneous adjustments	20

Balance as of March 31, 2008	$201,705

     The miscellaneous adjustments consist of final adjustments to stations disposed of during the quarter.
     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at March 31, 2008 and December 31, 2007.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the three-month period ended March 31, 2008 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill
Balance as of December 31, 2007	$19,272
Miscellaneous adjustments	42

Balance as of March 31, 2008	$19,314

     The miscellaneous adjustments consist of final adjustments to stations disposed of during the quarter.
6. EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested as of the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At March 31, 2008, none of the Company’s 4,083,039 stock options and 140,000 warrants outstanding had exercise prices that were less than the Company’s average stock price for the three months ended March 31, 2008. At March 31, 2007, none of the Company’s 4,112,289 stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the three months ended March 31, 2007. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be antidilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the three months ended March 31, 2008, approximately 2,000 incremental shares would have been included in the calculation of fully diluted earnings per share, had their inclusion not been antidilutive. For the three months ended March 31, 2007, approximately 38,000 incremental shares would have been included in the calculation of fully diluted earnings per share, had their inclusion not been antidilutive.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	(In thousands except per share data)
Loss from continuing operations	$(3,369)	$(1,233)
Gain from discontinued operations, net of taxes	359	34

Net loss	$(3,010)	$(1,199)

Basic and diluted (loss) gain per common share:
Loss from continuing operations	$(0.09)	$(0.03)
Gain on discontinued operations	0.01	-

Net loss	$(0.08)	$(0.03)

Weighted average basic common shares	38,608	38,205
Dilutive effect of stock options, warrants and nonvested shares	-	-

Weighted average diluted common shares	38,608	38,205

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and would be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier application is prohibited. The Company anticipates adopting SFAS 160 on January 1, 2009, and is currently assessing the potential impact that adoption could have on the Company’s financial position and results of operations, if any.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures regarding: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and; how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. The Company anticipates adopting SFAS 161 on January 1, 2009, and is currently assessing the potential impact that adoption could have on the Company’s financial statements, if any.

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
Executive Overview update
•	On February 1, 2008, we disposed of our four stations in Watertown, New York for a sale price of approximately $6.3 million in cash. The Watertown transaction represented a continuation of our strategy to operate in broadcast markets ranked in size from 50 to 150 and follows the similar disposition of our Chico and Redding, California radio markets in late 2006. We recorded a pre-tax gain of the disposal of approximately $0.6 million.

•	During the first quarter of 2008, we completed two additional transactions involving the disposition of non-strategic assets. On February 5, 2008, we disposed of WTMM-AM in Albany, New York for a sale price of approximately $0.9 million in cash. On March 11, 2008, we disposed of WECK-AM in Buffalo, New York for a sale price of approximately $1.3 million in cash. These sales represent a continuation of our strategy to dispose of individual radio stations with weaker broadcast signals, as we have in the past with the sale of WYNG-FM in Evansville, Indiana, WGNA-AM in Albany, New York, and WRUN-AM in Utica, New York. We recorded a net gain on the disposal of WTMM-AM and WECK-AM of approximately $0.5 million.

•	As a result of the current trend of lower long-term interest rates, we recorded an unrealized loss of approximately $5.7 million related to the interest rate swap agreements we have in place on the term loan portions of our credit agreement.

•	We incurred approximately $0.4 million in capital expenditures during the first quarter of 2008 as we continued our consolidation capital expenditure project related to a new operating facility for our Evansville, Indiana market. We expect to incur approximately $0.7 million of capital expenditures in the second quarter of 2008 to finalize the project.

•	Currently, we have 24 FM stations and one AM station broadcasting in digital, or high definition radio (“HD Radio”). The conversion to HD Radio will enable these stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services. The economic benefit, if any, to our stations that have converted to HD Radio currently cannot be measured. Any future economic benefit to our stations as a result of digital conversion is not known at this time.

•	We continue to develop our Interactive initiative, which focuses on generating revenues through our stations’ websites. During the first quarter of 2008, approximately 1.6% of Regent’s net broadcast revenue was generated by Interactive revenue. Our integrated selling effort, which combines the sale of our Interactive products with sales of our traditional broadcasting spots, contributed to the increase in Interactive revenue, which increased approximately 30% from the amount generated during the fourth quarter of 2007. We anticipate increased economic benefits throughout the remainder of 2008 and beyond.
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

     During the first quarter of 2008, we disposed of our four Watertown, New York radio stations. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposal, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Accordingly, all results of operations for the first quarter of 2008 and 2007 related to the Watertown, New York market, including an allocated portion of interest expense, have been reclassified to discontinued operations.
Comparison of three months ended March 31, 2008 to three months ended March 31, 2007
     Results from continuing operations for the quarter ended March 31, 2008 compared to March 31, 2007 were impacted by local economic conditions and decreased levels of national advertising in several of our larger markets. The reduction in net revenue was partially mitigated by decreases in revenue-related station operating expenses and promotional expenses.
Net Broadcast Revenues
     Net broadcast revenues for Regent decreased 3.1% to approximately $20.8 million in the first quarter of 2008 from approximately $21.5 million in the first quarter of 2007. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):
Net broadcast revenue variance:

	(Decrease)/
	increase in net
	broadcast	%
	revenue	Change
Local advertising	$(454)	2.6%
National advertising	(236)	9.2%
Barter revenue	(76)	9.9%
Political advertising	89	774.6%
Other	2	0.3%

Net broadcast revenue variance	$(675)	3.1%

     The decrease during the first quarter of 2008 in local advertising revenue of 2.6% compared to the first quarter of 2007 was due primarily to decreased local revenue in our Buffalo and Albany, New York markets. The decreases were primarily due to reduced advertiser spending as a result of declines in the local economic conditions of these markets. The decreases were partially offset by increases in local advertising revenue in our Bloomington, Illinois, Utica, New York, and El Paso, Texas markets. Bloomington benefited from strong agricultural advertising during the first quarter of 2008. El Paso saw a rebound of local advertising revenue during the first quarter of 2008 after a decline in the same quarter of the previous year. The Utica market benefited from strong promotional programs to enhance local sales. The decrease in national advertising revenue of 9.2% during the first quarter of 2008 was also due primarily to decreases in Albany and Buffalo, which were negatively impacted by lower levels of national advertising being spent in those markets.

Station Operating Expenses
     Station operating expenses decreased 2.4%, to approximately $14.8 million in the first quarter of 2008 from approximately $15.2 million in the first quarter of 2007. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):
Station operating expense variance:

	Decrease/
	(increase) in
	station operating	%
	expenses	Change
Technical expense	$16	1.9%
Programming expense	149	3.3%
Promotion expense	164	22.6%
Interactive expense	(224)	NM
Sales expense	185	4.2%
Administrative expense	3	0.1%
Barter expense	79	11.6%

Station operating expense variance	$372	2.4%

NM —	the percentage increase is not meaningful due to the immaterial amount of Interactive expense during the first quarter of 2007.
     The decrease in technical expense was due to lower equipment repair costs during the first quarter of 2008 as compared to the same period of 2007. This savings was partially offset by increases in salaries during the period. The decrease in programming expense is primarily due to lower research costs during 2008. During the first quarter of 2007, several of the Company’s markets were engaged in research projects related to the strategic positioning of their stations. The Company also incurred fewer programming consulting costs during the first quarter of 2008, as compared to the same quarter of 2007. Promotion expenses decreased in the first quarter of 2008 compared to the same period in 2007 primarily due to lower levels of promotional spending for billboards, contests, and direct mailings. The Company incurred more Interactive expenses during the first quarter of 2008 compared to the same period of 2007, as our Interactive initiative began accelerating during the second half of 2007. The increase is primarily related to increased salary and commission expense, as well as higher streaming expense. Sales expense decreased due to lower commissions and bonuses due to less revenue during the first quarter of 2008 than in the same quarter of 2007. Administrative expenses during the first quarter of 2008 decreased, primarily due to lower bad debt expense and savings in dental expense and liability insurance. These savings were partially offset by increased legal fees and higher stock compensation expense, due primarily to the 2008 grant of nonvested shares to employees. Additionally, rent expense in the Evansville market increased due to rent payments for our new broadcasting and office space, which is currently being constructed. The market’s original facilities were owned rather than leased.
Depreciation and Amortization
     Depreciation and amortization expense decreased 45.1%, to approximately $1.0 million in the first quarter of 2008 from approximately $1.8 million in 2007. The decrease was due primarily to $0.7 million of amortization expense for acquired advertising contracts during the first quarter of 2007 related to the acquisition of the Buffalo cluster. The advertising contracts were fully amortized as of March 31, 2007.
Corporate Expense
     Corporate general and administrative expense decreased 6.2% to approximately $1.9 million in the first quarter of 2008 from approximately $2.0 million in 2007. The decrease was primarily due to a combination of decreased professional fees and less business travel during the period.
Gain on Sale of Stations
     During the first quarter of 2008, we disposed of WTMM-AM in Albany, New York and WECK-AM in Buffalo, New York. We recorded a net gain of approximately $0.5 million on the sale of these stations.
Interest Expense
     Interest expense decreased to approximately $3.6 million in 2008 from approximately $4.1 million in 2007. The decrease was due to decreased average outstanding balances under our credit agreement in the first quarter of 2008 due to repayments made during the latter nine months of 2007 and first quarter of 2008. Additionally, interest rates were lower in the first quarter of 2008 compared to the first quarter of 2007. Our average debt level in the first quarter of 2008 was approximately $202.8 million, compared to approximately $216.0 million in the first quarter of 2007.
Unrealized loss on derivatives, net of realized gain
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating rates to fixed rates. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the applicable margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized loss on derivatives in the condensed consolidated statements of operations. During the first quarter of 2008, we recorded an unrealized loss of approximately $5.7 million on change in the fair value of the swaps, offset by an immaterial realized gain. In the first quarter of 2007, we recorded approximately $0.8 million of unrealized loss related to the change in the fair value of the swaps. During the first quarter of 2007, we recorded approximately $0.3 million of realized gain related to the favorable swap fixed rates compared to market rates.
Income Taxes
     We recorded an income tax benefit of approximately $2.4 million in the first quarter of 2008 on loss from continuing operations, which represented a 41.1% effective rate. The rate includes a tax benefit at a 34% federal rate, a state tax rate, net of federal benefit, of 6.6%, and miscellaneous adjustments of 0.5%. During the first quarter of 2007 we recorded a $1.0 million income tax benefit on loss from continuing operations, which represented a 43.7% effective rate.

The rate includes: a tax benefit at a 34% federal rate; a state tax rate, net of federal benefit, of 7.1%; and miscellaneous adjustments of 2.6%.
Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of our four Watertown, New York radio stations during the first quarter of 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the periods ended March 31, 2008 and March 31, 2007 (in thousands):

	2008	2007
Net broadcast revenue	$180	$537
Station operating expense	162	407
Depreciation and amortization expense	—	36
Allocated interest expense	15	34
Gain on sale	643	—

Gain before income taxes	646	60
Income tax expense	(287)	(26)

Net gain	$359	$34

Same Station Results
     Our revenues are produced exclusively by our radio stations. While acquisitions and dispositions have affected the comparability of our 2008 operating results to those of 2007, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those quarters. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income, net loss, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2008 and 2007 are listed in the table below (in thousands).
     Same station net revenue decreased 2.6% in the first quarter of 2008 compared to the same period of 2007. The change is due primarily to decreases in local and national revenue in our Albany and Buffalo, New York markets as a result of local economic conditions and decreased advertising budgets during the quarter for national advertisers. The decreases at these markets were partially offset by increases in several of our other markets, including our Grand Rapids, Michigan, Bloomington, Illinois, El Paso, Texas, and Utica, New York markets. Grand Rapids benefited from strong national advertising in the market, increases in Interactive sales, and increased revenue from our syndicated Free Beer Hot Wings morning show. Our Bloomington market experienced increased agricultural advertising during the period. Our El Paso market benefited from a rebound in local advertising revenue during the first quarter of 2008 after declines in the same quarter of the previous year. Our Utica market saw increases in local advertising revenue during the quarter due to strong sales programs aimed at attracting local advertisers. Additionally, both El Paso and Utica benefited from increases in political revenue during the quarter.

	2008	2007
Quarter 1	Net	Net	%
(62 stations in 13 markets)	Revenue	Revenue	Change
Net broadcast revenue	$20,833	$21,508
Less:
Non-same station results (1)	27	89
Barter effect	688	764

Same station net broadcast revenue	$20,118	$20,655	2.6%

(1)	Non-same station results represent the net cash revenues of stations that were not owned or operated for the entire five-quarter period ended March 31, 2008.
LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     We believe the cash generated from operations and available borrowings under our credit agreement will be sufficient to meet our requirements for corporate expenses and capital expenditures in 2008, based on our projected operations and indebtedness and after giving effect to scheduled credit agreement commitment reductions. While we expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements, we expect that at the end of the life of our new credit agreement that we will need to refinance the outstanding debt on terms subject to market conditions at that date.
     Our cash and cash equivalents balance at March 31, 2008 was approximately $0.8 million, compared to approximately $2.4 million at March 31, 2007. Cash balances between years fluctuate due to the timing of when cash is received and expenditures are made. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit agreement.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $113.6 million of our current outstanding loan balance from variable-rate to fixed-rate debt and two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert approximately $49.4 million from variable-rate to fixed-rate debt. We realized an immaterial gain on these agreements during the first quarter of 2008 due to higher market interest rates compared to our fixed rates. In the first quarter of 2007, we realized a gain of approximately $0.3 million related to these agreements as a result of higher market interest rates compared to our fixed rates.
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

     During the first quarter of 2008, we completed three transactions involving dispositions of non-strategic assets. On February 1, 2008, we completed the sale of four stations in Watertown, New York for approximately $6.3 million in cash. On February 5, 2008, we completed the sale of WTMM-AM in our Albany, New York market for approximately $0.9 million in cash. And on March 11, 2008, we completed the sale of WECK-AM in our Buffalo, New York market for approximately $1.3 million in cash. The proceeds from these dispositions were used to repay borrowings under the revolving portion of our credit agreement.
     In April 2008, we were required under the excess cash flow provision of our credit agreement to permanently repay borrowings under the Term A Loan and Term B Loan portions of our credit agreements based upon a calculation of excess cash flow generated by our operations. Based on this provision, we repaid approximately $3.6 million of borrowings under our Term B Loan and approximately $1.5 million of borrowings under our Term A Loan. We used borrowings from our revolving facility to fund the required repayments.
Sources of Funds
     In the first quarter of 2008, our sources of cash were derived from a combination of cash provided by operating activities and cash from the sale of radio stations.
     Net cash provided by operating activities increased approximately 14.2% in the first quarter of 2008 to approximately $2.3 million, compared to approximately $2.0 million in 2007. The $0.3 million increase was due primarily to decreased interest expense related to the decrease in outstanding debt balances during the quarter and lower interest rates.
     Cash flows provided by investing activities was approximately $7.1 million in the first quarter of 2008, compared to approximately $5.5 million used in investing activities in the same quarter of 2007. During the first quarter of 2008, the sale of our four Watertown stations and one station in each of our Albany and Buffalo, New York market provided approximately $7.9 million of net cash proceeds. During the first quarter of 2007, we expended approximately $4.7 million for the purchase of WBZZ-FM (formerly WNYQ-FM) in Albany, New York.
     At March 31, 2008, we had borrowings under the credit agreement of approximately $196.4 million, comprised of a $49.4 million Term A Loan, a $113.5 million Term B Loan, $33.5 million of revolver borrowings, and available borrowings of $41.4 million, subject to the terms and conditions of the facility. Our available borrowings under the Term A and Term B portions of the credit agreement were permanently reduced by approximately $5.1 million on April 30, 2008 due to the required repayment based upon our calculation of excess cash flow generated from our operations, per the terms of the agreement. Borrowings under the credit agreement bore interest at an average rate of 4.84% and 7.12% at March 31, 2008 and March 31, 2007 respectively. Our weighted-average interest rate for the quarter ended March 31, 2008 and March 31, 2007 was 6.83% and 7.20%, respectively.
     Under the terms of our credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. At March 31, 2008, we were in compliance with the covenants and conditions of our credit agreement.

Uses of Funds
     In the first quarter of 2008, we utilized our sources of cash primarily to repay long-term debt borrowings and fund capital expenditures.
     Cash flows used in financing activities were approximately $10.0 million in the first quarter of 2008, compared to cash flows provided by financing activities of approximately $1.7 million in the first quarter of 2007. The change in financing activities primarily reflects the repayment of borrowings under our credit agreement with proceeds from the sale of our radio stations during the quarter.
     We funded capital expenditures of approximately $0.9 million in the first quarter of 2008 compared to approximately $0.8 million in the first quarter of 2007. Consolidation capital expenditures for our Evansville building project were approximately $0.4 million during the first quarter of 2008. No consolidation projects were ongoing during the comparable 2007 period. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $0.5 million in 2008 compared to approximately $0.5 million in 2007. There were no material expenditures for conversion of stations to HD Radio during the first quarter of 2008. During the first quarter of 2007 we had expenditures of approximately $0.3 million related to the conversion of certain of our FM radio stations to HD technology.
     On March 31, 2007, we began making required quarterly repayments in the amount of $287,500 of the amounts borrowed under the Term B Loan, which repayments continue until November 21, 2013, at which date any remaining amounts outstanding under the loan are due and payable. Based upon the reduction in the principal balance of the Term B Loan due to the required repayments under the excess cash flow calculation, the future repayments of principal under the Term B Loan have been reduced to $278,481 per quarter, commencing with the June 30, 2008 quarterly repayment. Borrowings under the Term A Loan must be repaid in 24 quarterly installments, which repayment began March 31, 2008. Repayments began at 1.25% of the original principal amount, which percentage increases to a maximum of 6.25% of the original principal amount, until the final payment date of November 21, 2013. No repayments are required under the revolving facility until the termination of the credit agreement on November 21, 2013.
Off-Balance Sheet Financing Arrangements
     At March 31, 2008 there were warrants outstanding entitling the holders to purchase a total of 140,000 shares of our common stock at $5.00 per share. These warrants were issued in 1998 in connection with the Series A, B, and F convertible preferred stock issuances and expire ten years from the date of grant.
     We have no other off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize all of the fair values of acquired assets, including goodwill, and assumed liabilities, with limited exceptions, even in instances where the acquirer has not acquired 100% of its target. SFAS 141R also requires that contingent consideration be measured at fair value at that acquisition date and included on that basis in the purchase price consideration. Under SFAS 141R, transaction costs would be expensed as incurred. SFAS 141R amends Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” to require the acquiring entity to recognize changes in the amount of its deferred tax benefits that are recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, based upon the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We anticipate adopting SFAS 141R on January 1, 2009. The statement’s impact on our financial position and results of operations are not known at this time.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and would be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier application is prohibited. We anticipate adopting SFAS 160 on January 1, 2009, and are currently assessing the potential impact that adoption could have on our financial position and results of operations, if any.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures regarding: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and; how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. We anticipate adopting SFAS 161 on January 1, 2009, and are currently assessing the potential impact that adoption could have on our financial statements, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan portion of the credit agreement. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, which have effectively converted approximately $162.9 million of our outstanding debt at March 31, 2008, to a fixed rate. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus applicable margin. Based on our exposure to variable rate borrowings at March 31, 2008, a one percent (1%) change in the weighted average interest rate would change our annual interest by approximately $335,000.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2008, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
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
ITEM 1A. RISK FACTORS.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c) Repurchases of stock

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plan (1)	under the Plan (1)
				(in thousands)
January 1, 2008 - January 31, 2008	42,812 (2)	$1.47	0	$1,593
February 1, 2008 - February 29, 2008	0	—	0	$1,593
March 1, 2008 - March 31, 2008	0	—	0	$1,593
Total	42,812	$1.47	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through September 30, 2007, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during the first three months of 2008.

(2)	Represents shares of common stock exchanged as payment of employee withholding taxes related to the vesting of shares of nonvested stock granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.
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

REGENT COMMUNICATIONS, INC.
Date: May 9, 2008	By:	/s/ William L. Stakelin
William L. Stakelin, President
and Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Anthony A. Vasconcellos
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