Form 10-Q
period 2008-06-30
REGENT COMMUNICATIONS INC
filed 2008-08-07
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 000-29079
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value – 39,830,679 shares outstanding as of August 1, 2008

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Broadcast revenues, net of agency commissions	$26,482	$25,736	$47,315	$47,244

Station operating expenses	16,394	16,381	31,235	31,594
Depreciation and amortization	1,033	1,067	2,045	2,910
Corporate general and administrative expenses	1,916	2,048	3,805	4,062
Loss (gain) on sale of long-lived assets and other	48	(1)	(471)	(1)

Operating income	7,091	6,241	10,701	8,679

Interest expense	(2,661)	(4,257)	(6,307)	(8,347)
Realized and unrealized gain (loss) on derivatives, net	5,079	3,091	(596)	2,501
Other income, net	29	47	17	99

Income from continuing operations before income taxes	9,538	5,122	3,815	2,932
Income tax expense	(3,929)	(2,156)	(1,575)	(1,199)

Income from continuing operations	5,609	2,966	2,240	1,733
Discontinued operations:
Results from operations of discontinued operations, net of income taxes	15	74	17	108
Gain on sale of discontinued operations, net of income taxes	55	—	412	—

Gain on discontinued operations, net of income taxes	70	74	429	108

Net income	$5,679	$3,040	$2,669	$1,841

Basic and diluted income per common share:

Income from continuing operations	$0.15	$0.08	$0.06	$0.05
Gain on discontinued operations	0.00	0.00	0.01	0.00

Net income	$0.15	$0.08	$0.07	$0.05

Weighted average number of common shares:
Basic	38,785	38,282	38,697	38,244
Diluted	38,787	38,324	38,702	38,272
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,522	$1,391
Accounts receivable, net of allowance of $663 and $651 at June 30, 2008 and December 31, 2007, respectively	17,090	15,685
Assets held for sale	176	6,429
Other current assets	2,542	2,308

Total current assets	21,330	25,813

Property and equipment, net	34,227	34,554
Intangible assets, net	201,970	202,067
Goodwill	19,314	19,272
Deferred tax assets	52,027	53,774
Other assets	3,389	3,770

Total assets	$332,257	$339,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,744	$3,650
Accounts payable	2,623	1,495
Accrued compensation	1,705	1,765
Other current liabilities	5,312	5,265

Total current liabilities	14,384	12,175

Long-term debt, less current portion	190,152	202,700
Derivative liability	4,204	4,440
Other long-term liabilities	2,583	2,321

Total liabilities	211,323	221,636

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 49,159,342 and 48,615,192 shares issued at June 30, 2008 and December 31, 2007, respectively	492	486
Treasury stock, 9,475,180 and 9,745,095 shares, at cost, at June 30, 2008 and December 31, 2007, respectively	(50,640)	(51,970)
Additional paid-in capital	347,810	348,495
Accumulated deficit	(176,728)	(179,397)

Total stockholders’ equity	120,934	117,614

Total liabilities and stockholders’ equity	$332,257	$339,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,669	$1,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,045	2,979
Deferred income tax expense	1,746	1,243
Unrealized gain on derivatives	(236)	(1,999)
Gain on sale of radio stations	(1,155)	—
Non-cash compensation expense	630	564
Other, net	612	660
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,526)	(1,878)
Other assets	(171)	(690)
Current and long-term liabilities	762	876

Net cash provided by operating activities	5,376	3,596

Cash flows from investing activities:
Acquisition of radio station assets, escrow deposits and related acquisition costs, net of cash acquired	—	(4,683)
Net proceeds from sale of radio stations	7,888	—
Capital expenditures	(1,615)	(2,035)
Other	8	1

Net cash provided by (used in) investing activities	6,281	(6,717)

Cash flows from financing activities:
Principal payments on long-term debt	(20,955)	(4,075)
Long-term debt borrowings	9,500	4,500
Treasury stock purchases	(64)	(82)
Payment of debt issuance costs	—	(190)
Other	(7)	48

Net cash (used in) provided by financing activities	(11,526)	201

Net increase (decrease) in cash and cash equivalents	131	(2,920)
Cash and cash equivalents at beginning of period	1,391	4,250

Cash and cash equivalents at end of period	$1,522	$1,330

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$40	$48
Accrued capital expenditures	$194	$56
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. SUMMARY OF SIGNIFICANT POLICIES
Preparation of Interim Financial Information
     Regent Communications, Inc. (including its wholly-owned subsidiaries, the “Company” or “Regent”) is a radio broadcasting company focused on acquiring, developing and operating radio stations in medium-sized markets in the United States.
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
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.7 million for each of the three-month periods ended June 30, 2008 and 2007, and approximately $4.9 million and $5.0 million for the six-month periods ended June 30, 2008 and 2007, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three- and six-month periods ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Barter revenue	$919	$819	$1,607	$1,583
Barter expense	$990	$885	$1,590	$1,564

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock-based Compensation Plans
     The Company follows the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) for share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. During the first six months of 2008 and 2007, the Company issued 491,600 and 247,200, respectively, nonvested shares as a component of compensation to employees in lieu of stock options under The Regent Communications, Inc. 2005 Incentive Compensation Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first six months of 2008 and 2007, the Company recorded approximately $296,000 and $270,000, respectively, of expense related to the nonvested share awards, of which approximately $145,000 and $163,000 was recorded during the second quarters of 2008 and 2007, respectively. At June 30, 2008, deferred compensation expense related to the nonvested shares was approximately $1.4 million, which will be recognized over the remaining vesting period. At June 30, 2008, 778,625 nonvested shares remained outstanding under the plan, with a weighted average remaining vesting period of approximately 3.04 years. During the first six months of 2008 and 2007, 4,650 and 7,950 nonvested shares, respectively, granted under the plan were forfeited.
     The Company issues shares of nonvested Regent common stock to its non-management directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The value of each nonvested share is determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first six months of 2008 and 2007, the Company issued 60,000 and 20,000, respectively, nonvested shares of Regent common stock to its non-management directors. During the first six months of 2008 and 2007, the Company recorded approximately $19,000 and $15,000, respectively, of expense related to the nonvested share awards, of which approximately $10,000 was recorded during each of the second quarters of 2008 and 2007. At June 30, 2008 deferred compensation expense related to the nonvested shares was approximately $0.2 million, which will be recognized over the average remaining vesting period of approximately 3.50 years. At June 30, 2008, 87,500 nonvested shares remained under the plan. Through the first six months of 2008, 2,500 nonvested shares granted under the plan were forfeited.
     Under the provisions of SFAS 123R, the Company is required to record compensation expense related to shares issued under the Company’s Employee Stock Purchase Plan. For the three- and six-month periods ended June 30, 2008, the Company recorded approximately $5,000 and $11,000, respectively, of compensation expense related to its Employee Stock Purchase Plan. For the three- and six-month periods ended June 30, 2007, the Company recorded approximately $8,000 and $18,000, respectively, of compensation expense related to its Employee Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
average fair value per share estimated for each share of common stock issued under the plan during the first six months of 2008 was $0.25, based upon a weighted average volatility of 51.8%, a weighted average risk-free interest rate of 2.37%, an average life of three months, and no dividends. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first six months of 2007 was $0.53, based upon a weighted average volatility of 37.9%, a weighted average risk-free interest rate of 5.05%, an average life of three months, and no dividends.
     There were no stock options granted during the first six months of 2008 or 2007. During the first six months of 2008, 1,447,238 stock options with a weighted-average exercise price of $5.23 were terminated due to forfeiture or expiration. During the first six months of 2007, 79,250 stock options with a weighted-average exercise price of $6.30 were terminated due to forfeiture or expiration. The intrinsic value of all outstanding stock options was zero at June 30, 2008. See Regent’s 2007 Annual Report on Form 10-K, as amended, for other disclosures of all outstanding awards.
Discontinued Operations and Assets Held for Sale
     During 2008, the Company disposed of its four Watertown, New York radio stations. Regent applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company.
     The disposals of one station in each of the Albany and Buffalo, New York markets did not meet the criteria for the reclassification of operating results to discontinued operations, due to the migration of cash flows from the disposed stations to other Regent-owned stations. Therefore, the results for these radio stations remain classified in income from continuing operations.
     Selected financial information related to discontinued operations for the three- and six-month periods ended June 30, 2008 and 2007 is as follows (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net broadcast revenue	$2	$656	$182	$1,193
Depreciation and amortization expense	$—	$33	$—	$69
Allocated interest expense	$—	$37	$15	$70
(Loss) gain on sale of discontinued operations	$(5)	$—	$638	$—
Gain before income taxes	$18	$122	$664	$182
     Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS 144. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. At June 30, 2008, Regent classified its former studio location in Evansville, Indiana as assets held for sale. The $176,000 reclassified as held for sale represented approximately $43,000 of land and land improvements and $153,000 of building and building improvements, offset by accumulated depreciation of approximately $20,000.
Income Taxes
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 creates a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. Income tax uncertainties had previously been accounted for under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As a result of the implementation of FIN 48, the Company recorded approximately $81,000 in additional liabilities for unrecognized tax benefits, which amount was recorded as an adjustment to beginning retained earnings at January 1, 2007. At June 30, 2008, the liability for uncertain tax positions was approximately $484,000 and was recorded as a component of other long-term liabilities. Of this amount, approximately $97,000 represented accrued interest. At January 1, 2007, and June 30, 2007, the liability for uncertain tax positions was approximately $427,000 and was recorded as a component of other long-term liabilities. Of this amount, approximately $39,000 represented accrued interest. Regent recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $484,000, which includes interest of approximately $97,000. The

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within 12 months of the reporting date.
     The Company recorded income taxes on continuing operations at an effective rate of 41.2% and 41.3% for the three- and six-month periods ended June 30, 2008. The Company recorded income taxes on continuing operations at an effective rate of 42.1% and 40.9% for the three- and six-month periods ended June 30, 2007. During the second quarter of 2007, the Company recorded a reduction in state income tax expense, in part due to an enacted tax rate reduction in the State of New York.
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board (“FASB”) finalized Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 have been applied prospectively beginning January 1, 2008 for all financial assets and financial liabilities recognized in the financial statements at fair value. For all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company has applied the provisions of Financial Accounting Standards Board Staff Position 157-2, “Effective Date of FASB Statement No. 157”) (“FSP 157-2”) and delayed the effective date of SFAS 157 until January 1, 2009. The Company’s non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets, and asset retirement obligations. The Company is currently assessing the potential effect of SFAS 157 on all non-financial assets and non-financial liabilities.
     The Company’s financial assets and liabilities reflected in the condensed consolidated financial statements at fair value include marketable securities, derivative financial instruments and the Company’s deferred compensation plan liability, which is maintained in a Rabbi Trust. Fair value for short-term investments, marketable securities and deferred compensation plan liabilities are determined utilizing quoted market prices at each period. Fair value for derivative interest rate swap agreements is obtained from counterparties to the agreements and corroborated through estimates using internal discounted cash flow calculations based upon forward interest-rate yield curves. The following table summarizes the valuation of the Company’s financial assets and liabilities at June 30, 2008 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Quoted
		Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets -	Inputs -	Inputs -
Financial Asset (Liability)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$43	$43
Marketable securities	$676	$676

Liabilities:
Derivative interest rate swap agreements	$(4,204)		$(4,204)
Deferred compensation plan liability	$(676)	$(676)
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
     On February 5, 2008, Regent completed the disposition of WTMM-AM serving the Albany, New York market to Capital Broadcasting, Inc. for a sale price of $850,000 in cash. Capital Broadcasting, Inc. commenced operations of the station under a time brokerage agreement on November 1, 2007. The Company treated the disposal of WTMM-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations. The Company recorded a gain on sale of approximately $0.5 million, which amount is included in Income from Continuing Operations in Regent’s Condensed Consolidated Statement of Operations.
     On March 11, 2008, the Company completed the disposition of WECK-AM serving the Buffalo, New York market to Culver Communications II, Inc. and related entities for a sale price of $1.3 million in cash. The Company treated the disposal of WECK-AM as the disposal of long-lived assets, rather than a business or a component of a business. The Company recorded an immaterial loss on the transaction, which amount is included in Income from Continuing Operations in Regent’s Condensed Consolidated Statement of Operations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
3. LONG-TERM DEBT
     Long-term debt consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007
Senior secured Term A Loan	$47,224	$50,000
Senior secured Term B Loan	109,722	113,850
Senior secured revolving credit facility	37,950	42,500

	194,896	206,350
Less: current portion of long-term debt	(4,744)	(3,650)

	$190,152	$202,700

     Borrowings under the credit facility bore interest at an average rate of 4.88% at June 30, 2008 and 7.01% at December 31, 2007.
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
4. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at June 30, 2008 or December 31, 2007. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under The Regent Communications, Inc. 2005 Incentive Compensation Plan. During the first six months of 2008 and 2007, Regent granted 491,600 and 247,200 shares, respectively, of nonvested common stock, which generally vests ratably over a four-year period. At June 30, 2008, there were 778,625 nonvested shares outstanding under the plan.
     In May 2006, the Company began issuing grants of nonvested stock to directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. During the first six months of 2008 and 2007, the Company granted 60,000 and 20,000 shares, respectively, of nonvested common stock, which generally vests ratably over a four-year period. At June 30, 2008, there were 87,500 nonvested shares outstanding under the plan.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     On January 30, 2008, the Company issued 54,923 shares of Regent common stock from treasury shares to two executive officers at an issue price of $1.35 per share as payment of a portion of 2007 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
     During the first six months of 2008 and 2007, Regent reissued 258,716 shares and 111,416 shares, respectively, of treasury stock as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $1.6 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock during the first six months of 2008 or 2007 other than treasury shares exchanged for payment of employee withholding taxes related to the vesting of nonvested stock grants.
     On June 15, 2008, 140,000 warrants entitling the holders to purchase shares of Regent Communications, Inc. common stock at a price of $5.00 per share, expired unexercised. The warrants were previously issued in 1998 in connection with the issuance of the Series A, B, and F convertible preferred stock.
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
Definite-lived Intangible Assets
     The Company’s definite-lived intangible assets, consisting primarily of non-competition agreements, acquired advertising contracts, employment and sports rights agreements, and advertiser relationships and lists, are amortized in accordance with the provisions of SFAS 142. Acquired advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement or similar arrangement. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at June 30, 2008 and December 31, 2007 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$219	$134	$219	$97
Sports right and employment agreements and advertiser lists and relationships	779	609	779	529

Total	$998	$743	$998	$626

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the three months ended June 30, 2008 and 2007 was approximately $58,000 and $64,000, respectively. For the six months ended June 30, 2008 and 2007, aggregate amortization expense was approximately $117,000 and $880,000, respectively. The estimated annual amortization expense for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is approximately $235,000, $123,000, $1,000, $1,000 and $1,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the change in the carrying amount for the Company’s indefinite-lived intangible assets for the six-month period ended June 30, 2008 (in thousands):

Indefinite-lived
Intangible Assets
Balance as of December 31, 2007	$201,685
Miscellaneous adjustments	20

Balance as of June 30, 2008	$201,705

     The miscellaneous adjustments consist of final adjustments to stations disposed of during the first quarter of 2008.
     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at June 30, 2008 and December 31, 2007.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2008 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill
Balance as of December 31, 2007	$19,272
Miscellaneous adjustments	42

Balance as of June 30, 2008	$19,314

     The miscellaneous adjustments consist of final adjustments to stations disposed of during the first quarter of 2008.
6. EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested as of the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants, were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At June 30, 2008, none of the Company’s 2,635,801 stock options had exercise prices that were less than the Company’s average stock price for the three or six months ended June 30, 2008. At June 30, 2007, none of the Company’s 4,089,789 stock options and 140,000 outstanding warrants (which warrants expired June 15, 2008) had exercise prices that were less than the Company’s average stock price for the three or six months ended June 30, 2007. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be antidilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the three and six months ended June 30, 2008, approximately 1,800 and 5,000, respectively, of incremental shares have been included in the calculation of fully diluted earnings per share. For the three and six months ended June 30, 2007, approximately 42,000 and 28,000, respectively, of incremental shares have been included in the calculation of fully diluted earnings per share.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands, except per share amounts)
Income from continuing operations	$5,609	$2,966	$2,240	$1,733
Gain on discontinued operations, net of taxes	70	74	429	108

Net income	$5,679	$3,040	$2,669	$1,841

Basic and diluted net income per common share:
Income from continuing operations	$0.15	$0.08	$0.06	$0.05
Gain on discontinued operations	0.00	0.00	0.01	0.00

Net income	$0.15	$0.08	$0.07	$0.05

Weighted average basic common shares	38,785	38,282	38,697	38,244
Dilutive effect of stock options, warrants and nonvested shares	2	42	5	28

Weighted average diluted common shares	38,787	38,324	38,702	38,272

Stock options and warrants to purchase shares of common stock assumed exercised and nonvested shares included in the calculation of diluted net income per share:

Stock options	—	—	—	—
Warrants	—	—	—	—
Nonvested shares	2	42	5	28
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures regarding: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. The Company anticipates adopting SFAS 161 on January 1, 2009, and is currently assessing the potential impact that adoption could have on the Company’s financial statements, if any.

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
     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, including, in particular: increased competition for attractive radio properties and advertising dollars; increased competition from emerging technologies; fluctuations in the cost of operating radio properties; our ability to effectively integrate our acquisitions; changes in the regulatory climate affecting radio broadcast companies; the continuing adverse trends in credit conditions; and cancellations, disruptions or postponements of advertising schedules in response to national or world events. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission (SEC). These documents are available free of charge at the Commission’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.
Executive Overview update
•	On February 1, 2008, we disposed of our four stations in Watertown, New York for a sale price of approximately $6.3 million in cash. The Watertown transaction represented a continuation of our strategy to operate in broadcast markets ranked in size from 50 to 150 and follows the similar disposition of our Chico and Redding, California radio markets in late 2006. We recorded a pre-tax gain on the disposal of approximately $0.6 million.

•	During the first quarter of 2008, we completed two additional transactions involving the disposition of non-strategic assets. On February 5, 2008, we disposed of WTMM-AM in Albany, New York for a sale price of approximately $0.9 million in cash. On March 11, 2008, we disposed of WECK-AM in Buffalo, New York for a sale price of approximately $1.3 million in cash. These sales represent a continuation of our strategy to dispose of non-strategic individual radio stations with weaker broadcast signals, as we have in the past with the sale of WYNG-FM in Evansville, Indiana, WGNA-AM in Albany, New York, and WRUN-AM in Utica, New York. We recorded a net gain on the disposal of WTMM-AM and WECK-AM of approximately $0.5 million.

•	As a result of shifting trends in long-term interest rates, during the second quarter of 2008, we recorded an unrealized gain of approximately $5.9 million related to changes in the fair value of interest rate swap agreements we have in place on the term loan portions of our credit agreement. On a year-to-date basis, we have recorded an unrealized gain of approximately $0.2 million on the mark-to-market of the swap agreements. Through the first six months of 2008, we have recorded a realized loss of approximately $0.8 million on the quarterly settlements of our swap agreements, as current interest rates are below the levels contained in our swap agreements.

•	We incurred approximately $1.0 million in capital expenditures through the first six months of 2008 for our consolidation capital expenditure project related to a new operating facility for our Evansville, Indiana market. At June 30, 2008, the project was substantially complete.

•	Currently, we have 24 FM stations, one AM station, and one secondary channel for each of two converted FM stations broadcasting in digital, or high definition, radio (“HD Radio”). The conversion to HD Radio will enable these stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services, as well as data transmission. The economic benefit, if any, to our stations that have converted to HD Radio currently cannot be measured. Any future economic benefit to our stations as a result of digital conversion is not known at this time.

•	We continue to develop our Interactive initiative, which focuses on generating revenues through our stations’ websites. During the first six months of 2008, approximately 1.6% of Regent’s net broadcast revenue was generated by Interactive revenue. Our integrated selling effort, which combines the sale of our Interactive products with sales of our traditional broadcasting spots, contributed to the increase in Interactive revenue, which increased approximately 88% from the amount generated during the last six months of 2007. We anticipate increased economic benefits throughout the remainder of 2008 and beyond.
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

     During the first quarter of 2008, we disposed of our four Watertown, New York radio stations. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposal, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Accordingly, all results of operations for the first six months of 2008 and 2007 related to the Watertown, New York market, including an allocated portion of interest expense, have been reclassified to discontinued operations.
Comparison of three months ended June 30, 2008 to three months ended June 30, 2007
     Results from continuing operations for the quarter ended June 30, 2008 compared to June 30, 2007, were positively impacted by changes in the timing of two of our non-traditional revenue events and increased revenues generated by our Interactive initiative. These increases were partially offset by the impact of local economic conditions in certain markets and decreased levels of national advertising in several of our larger markets.
Net Broadcast Revenues
     Net broadcast revenues for Regent increased 2.9% to approximately $26.5 million in the second quarter of 2008, from approximately $25.7 million in the second quarter of 2007. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):
Net broadcast revenue variance:

	Increase
	(decrease) in net
	broadcast	%
	revenue	Change
Local revenue	$992	4.7%
National revenue	(342)	10.9%
Barter revenue	100	12.2%
Other	(4)	0.6%

Net broadcast revenue variance	$746	2.9%

     The 4.7% increase in local advertising revenue during the second quarter of 2008 was due primarily to the timing of two non-traditional revenue events. The Taste of Country event in our Buffalo, New York market and the El Paso Downtown Street Festival event in our El Paso, Texas market, which were previously held in the third quarter of 2007, were held in June 2008. Excluding the impact of these events, total local revenue was comparable to the prior year. Decreases in local direct and local agency revenues were offset by increases in our Interactive revenues during the quarter. Local direct and local agency revenue decreased primarily in our Albany, New York, Evansville, Indiana and Flint, Michigan markets. The decreases were primarily due to reduced advertising spending as a result of declines in the local economic conditions of these markets. These declines were partially offset by increases in local revenue in our Bloomington, Illinois and Ft. Collins, Colorado markets. Bloomington continued to benefit from strong agricultural advertising during the quarter, after a decline in the same quarter of the previous year. Ft. Collins local direct business benefited from increased advertising by construction and renovation companies, whose services were in demand for tornado and weather-related repairs during the quarter. National revenue decreased approximately 10.9% during the quarter, due primarily to decreases in the Buffalo, New York and Flint, Michigan markets. Both markets were negatively impacted by lower levels of national advertising being spent in the market. Barter revenue increased during the quarter due to the timing of when advertisers elected to air their spots.
Station Operating Expenses
     Station operating expenses of $16.4 million in the second quarter of 2008, were comparable to the same period in 2007. Excluding the costs related to the non-traditional revenue events held during the quarter that were previously held in the third quarter of the 2007 year, station operating expense would have declined by approximately 2.7%. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):
Station operating expense variance:

	(Increase)
	decrease in
	station operating	%
	expense	Change
Technical expense	$(26)	3.2%
Programming expense	93	2.1%
Promotion expense	585	45.5%
Interactive expense	(167)	94.3%
Sales expense	(409)	8.3%
Administrative expense	16	0.4%
Barter expense	(105)	11.9%

Station operating expense variance	$(13)	0.1%

     Station operating expense for the quarter remained consistent with prior year amounts. The savings in programming expense was due primarily to salary savings in our Evansville, Indiana market, as we began a syndicated program for the morning drive on one our radio stations, and reduced research expense during the quarter. Promotion expenses decreased 45.5% compared to the same quarter in 2007, primarily due to lower levels of promotional spending for television time, billboards, contests, and direct mailings. We incurred more Interactive expenses during the second quarter of 2008 compared to the same period in 2007, as our Interactive initiative began accelerating during the second half of 2007. The increase is primarily related to increased salary and commission expense, due to more Interactive employees and higher Interactive revenue. The increase in sales expense is due primarily to the costs associated with our non-traditional revenue events that fell within the second quarter of 2008, while the comparable 2007 events were held in the third quarter. Barter expense increased due to the timing of when we utilized traded goods and services.
Depreciation and Amortization
     Depreciation and amortization expense was approximately $1.0 million and $1.1 million for the second quarter of 2008 and 2007, respectively. The decrease is due primarily to reduced depreciation in our Albany, New York and Grand Rapids, Michigan markets, as many assets acquired during their purchase are now fully depreciated.

Corporate Expense
     Corporate general and administrative expense decreased 6.4% to approximately $1.9 million in the second quarter of 2008, from approximately $2.0 million in the same quarter of 2007. The decrease was due primarily to decreased salary expense, non-cash compensation expense related to the Company’s grants of nonvested stock, and deferred compensation expense, partially offset by an increase in professional fees during the quarter. During the second quarter of 2007, the Company recognized salary costs and expense related to the acceleration of nonvested shares of stock pursuant to the terms of an employment agreement for a retiring employee.
Interest Expense
     Interest expense decreased to approximately $2.7 million in 2008, from approximately $4.3 million in 2007. The $1.6 million reduction was due primarily to decreased average interest rates during the second quarter of 2008 compared to the same period in 2007. A reduction in average outstanding borrowings under our credit agreement also contributed to the decrease in interest expense, as we repaid outstanding debt under the agreement with proceeds from the sale of several radio properties during the first quarter of 2008, as well as with cash provided by operations. Our average debt level in the second quarter of 2008 was approximately $195.4 million, compared to approximately $214.8 million in the second quarter of 2007.
Realized and unrealized gains and losses on derivatives
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of the credit agreement, from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized gain (loss) on derivatives in the Condensed Consolidated Statements of Operations. We recorded approximately $5.9 million of unrealized gain related to the change in the fair value of the swaps during the quarter ended June 30, 2008. Additionally, we recorded approximately $0.8 million of realized loss during the quarter related to the unfavorable swap fixed rates compared to market rates during the quarter. During the second quarter of 2007, we recorded approximately $2.8 million of unrealized gain related to the change in the fair value of the swaps during the quarter, as well as a realized gain of approximately $0.2 million due to the favorable swap fixed rates compared to market rates during the period.
Income Taxes
     We recorded income tax expense on continuing operations of approximately $3.9 million in the second quarter of 2008, which represented a 41.2% effective rate. The rate includes a 34% federal tax rate, a state tax rate, net of federal benefit, of 7.5%, and miscellaneous adjustments of (0.3)%. We recorded income tax expense on income from continuing operations of approximately $2.2 million in the second quarter of 2007, which represented a 42.1% effective tax rate. The rate included tax expense at a 34% federal rate, a state tax rate, net of federal benefit, of 9.6% and miscellaneous adjustments of (1.5)%.

Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of our four Watertown, New York radio stations during the first quarter of 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the quarters ended June 30, 2008 and June 30, 2007 (in thousands):

	2008	2007
Net broadcast revenue	$2	$656
Station operating expense	(21)	466
Depreciation and amortization expense	—	33
Allocated interest expense	—	37
Loss on sale and other (income)	5	(2)

Gain before income taxes	18	122
Income tax benefit (expense)	52	(48)

Net gain	$70	$74

Same Station Results
     Our revenues are produced exclusively by our radio stations and their related internet websites. While acquisitions and dispositions have affected the comparability of our 2008 operating results to those of 2007, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those quarters. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2008 and 2007 are listed in the table below (in thousands).
     Same station net revenue increased 3.0% in the second quarter of 2008 compared to the same period in 2007, due primarily to the scheduling of certain non-tradition revenue events during the second quarter that had previously been held in the third quarter of 2007.

	2008	2007
Quarter 2	Net	Net	%
(62 stations in 13 markets)	Revenue	Revenue	Change
Net broadcast revenue	$26,482	$25,736
Less:
Non-same station results (1)	—	107
Barter effect	919	819

Same station net broadcast revenue	$25,563	$24,810	3.0%

(1)	Non-same station results represent the net cash revenues of stations that were not owned or operated for the entire five-quarter period ended June 30, 2008.

Comparison of six months ended June 30, 2008 to six months ended June 30, 2007
     Results from continuing operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 were impacted positively by changes in the timing of two of our non-traditional revenue events and increased revenues generated by our Interactive initiative. These increases were partially offset by the impact of reductions in local advertiser spending in many of our markets and decreased levels of national advertising in several of our larger markets.
Net Broadcast Revenues
     Net broadcast revenues of approximately $47.3 million for the first six months of 2008 were slightly above net revenues for the comparable 2007 period. The table below provides a summary of the net broadcast revenue variance for the comparable six-month periods (in thousands):
Net broadcast revenue variance:

	Increase
	(decrease) in net
	broadcast	%
	revenue	Change
Local revenue	$538	1.4%
National revenue	(578)	10.1%
Barter revenue	24	1.5%
Other	87	6.5%

Net broadcast revenue variance	$71	0.2%

     The 1.4% increase in local advertising revenue during the first six months of 2008 was due primarily to the timing of two non-traditional revenue events. The Taste of Country event in our Buffalo, New York market and the El Paso Downtown Street Festival event in our El Paso, Texas market, which were previously held in the third quarter of 2007, were held in June of the current year. Excluding the impact of these events, local revenue declined by approximately 1.3% from prior year levels. The largest declines in local direct and agency revenues were in our Albany and Buffalo, New York and Flint, Michigan markets. The declines are attributed to reduced advertiser spending as a result of challenging local economic conditions. Local revenue in our Bloomington, Illinois and El Paso, Texas markets increased over the prior year period. Bloomington continued to benefit from strong agricultural advertisers, while El Paso saw increases over the 2007 levels of local advertising dollars spent with the stations, primarily in the local automobile sector. The overall company-wide decrease in local business was offset partially by an increase in our Interactive revenue, which has continued to grow since the inception of our Interactive initiative in 2007. The decrease in national advertising revenue of 10.1% during the first six months of 2008 was due primarily to decreases in the Albany and Buffalo markets, which were negatively impacted by lower levels of national advertising being spent in those markets.
Station Operating Expenses
     Station operating expenses decreased 1.1%, to approximately $31.2 million in 2008 from approximately $31.6 million in 2007. Excluding the costs related to the non-traditional revenue events held during June that were previously held in the third quarter of 2007, station operating expense would have declined by approximately 2.6%. The table below provides a summary of the station operating expense variance for the comparable six-month periods (in thousands):

Station operating expense variance:

	(Increase)
	decrease in
	station operating	%
	expenses	Change
Technical expense	$(10)	0.6%
Programming expense	241	2.7%
Promotion expense	749	37.2%
Interactive expense	(391)	160.8%
Sales expense	(223)	2.4%
Administrative expense	19	0.2%
Barter expense	(26)	1.7%

Station operating expense variance	$359	1.1%

     The decrease in programming expense of 2.7% is due primarily to savings in research costs and salary expense. During the first six months of 2007, several of our markets were engaged in research projects related to the strategic positioning of their stations. The savings in salary expense was due primarily to our Evansville, Indiana market, as we began a syndicated program for the morning drive on one our radio stations. Promotion expenses decreased in 2008, primarily due to less spending for television commercials, billboards, contests, and direct mailings. We incurred more Interactive expenses, primarily in salaries and commissions, during the first six months of 2008 compared to the same period of 2007, as our Interactive initiative began accelerating during the second half of 2007. The increase in sales expense is due primarily to the costs associated with our non-traditional revenue events that occurred in June, while the comparable 2007 events were held in the third quarter. In the sales department, commission expense decreased due to lower levels of local revenue, offset partially by higher rating service costs. Lower medical costs in the administrative department were offset partially by higher legal and professional fees, as well as increases in rent expense due to the new studio site lease for our Evansville, Indiana market. The previous studio location was an owned facility.
Depreciation and Amortization
     Depreciation and amortization expense decreased 29.7%, from approximately $2.9 million in 2007 to approximately $2.0 million in 2008. The decrease is due primarily to $0.7 million of amortization expense for acquired advertising contracts during the first quarter of 2007 related to the acquisition of the Buffalo stations. The advertising contracts were fully amortized as of March 31, 2007. Depreciation expense decreased approximately $0.1 million during 2008, primarily due to reduced depreciation expense in our Albany, New York, Ft. Collins, Colorado, and Grand Rapids, Michigan markets, as many assets acquired in the purchase of these markets are now fully depreciated.
Corporate Expense
     Corporate general and administrative expense decreased 6.3%, from approximately $4.1 million in 2007 to approximately $3.8 million in 2008. The decrease was due primarily to decreases in salary expense, business travel, and deferred compensation expense, offset partially by higher professional fees. During the second quarter of 2007, the Company recognized salary costs and expense related to the acceleration of nonvested shares of stock pursuant to the terms of an employment agreement for a retiring employee.
Interest Expense
     Interest expense decreased approximately $2.0 million, from approximately $8.3 million in 2007 to approximately $6.3 million in 2008. The decrease in interest expense was due primarily to reductions in average interest rates during 2008 compared to 2007. A decrease in average outstanding borrowings under our credit agreement also contributed to lower interest expense, as we repaid outstanding debt under the agreement with proceeds from the sale of several radio properties during the first quarter of 2008, as well as with cash provided by operations.
Realized and unrealized gains and losses on derivatives
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of the credit agreement, from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized gain (loss) on derivatives in the Condensed Consolidated Statements of Operations. We recorded approximately $0.2 million of unrealized gain related to the change in the fair value of the swaps during the six months ended June 30, 2008. Additionally, we recorded approximately $0.8 million of realized loss during the first six months of 2008 related to the unfavorable swap fixed rates compared to market rates during the period. During the first six months of 2007, we recorded approximately $2.0 million of unrealized gain related to the change in the fair value of the swaps during the period, as well as a realized gain of approximately $0.5 million due to the favorable swap fixed rates compared to market rates.
Income Taxes
     We recorded income tax expense on continuing operations of approximately $1.6 million in the first six months of 2008, which represented a 41.3% effective rate. The rate includes: a 34% federal tax rate; a state tax rate, net of federal benefit, of 9.0%; and miscellaneous adjustments of (1.7)%. We recorded income tax expense on income from continuing operations of approximately $1.2 million for the first six months of 2007, which represented a 40.9% effective tax rate. The rate included tax expense at a 34% federal rate, a state tax rate, net of federal benefit, of 4.5% and miscellaneous adjustments of 2.4%.
Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of our four Watertown, New York radio stations during the first quarter of 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the six months ended June 30, 2008 and June 30, 2007 (in thousands):

	2008	2007
Net broadcast revenue	$182	$1,193
Station operating expense	141	873
Depreciation and amortization expense	—	69
Allocated interest expense	15	70
Gain on sale and other	(638)	(1)

Gain before income taxes	664	182
Income tax expense	235	74

Net gain	$429	$108

LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     We believe the cash generated from operations and available borrowings under our credit agreement will be sufficient to meet our requirements for corporate expenses and capital expenditures in 2008, based on our projected operations and indebtedness and after giving effect to scheduled credit agreement commitment reductions. While we expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements, we expect that at the end of the life of our credit agreement, we will need to refinance the outstanding debt on terms subject to market conditions at that date.
     Our cash and cash equivalents balance at June 30, 2008 was approximately $1.5 million compared to approximately $1.3 million at June 30, 2007. Cash balances between years fluctuate due to the timing of when cash is received and expenditures are made. We typically maintain a target cash balance of between one and two million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit agreement.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $109.7 million of our current outstanding loan balance from variable-rate to fixed-rate debt and two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert approximately $47.2 million from variable-rate to fixed-rate debt. During the first six months of 2008, we recorded a loss of approximately $0.8 million on the settlement of our swap agreements as a result of lower market interest rates compared to our fixed rates. During the first six months of 2007, we realized a gain of approximately $0.5 million related to these agreements as a result of higher market interest rates compared to our fixed rates during that period.
     Due to current market conditions, we are focused on reducing our leverage ratio. However, we will continue to evaluate opportunities to acquire suitable acquisition targets at acceptable prices based on the availability of public or private capital at satisfactory terms.
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
Sources of Funds
     In the first six months of 2008, our sources of cash were derived from a combination of cash provided by operating activities and cash from the sale of radio stations.
     Net cash provided by operating activities increased approximately 49.5% in the first six months of 2008 to approximately $5.4 million, compared to approximately $3.6 million in 2007. The $1.8 million increase was due primarily to decreased interest expense as a result of lower outstanding debt balances and interest rates in 2008, as well as an increase in operating results during the 2008 period.
     Cash flows provided by investing activities was approximately $6.3 million in the first six months of 2008, compared to approximately $6.7 million used in investing activities in the same period of 2007. During the first quarter of 2008, the sale of our four Watertown stations and one station in each of our Albany and Buffalo, New York market provided approximately $7.9 million of net cash proceeds. During the first six months of 2007, we expended approximately $4.7 million for the purchase of WBZZ-FM (formerly WNYQ-FM) in Albany, New York.
     At June 30, 2008, we had borrowings under the credit agreement of approximately $194.9 million, comprised of approximately $109.7 million of Term B Loan borrowings, approximately $47.2 million of Term A Loan borrowings, approximately $38.0 million of revolver borrowings, and available borrowings of approximately $37.0 million, subject to the terms and conditions of the facility. Borrowings under the credit agreement bore interest at an average rate of 4.88% and 7.48% at June 30, 2008 and June 30, 2007, respectively. Our weighted-average interest rate for the quarters ended June 30, 2008 and June 30, 2007 was 4.87% and 7.53%, respectively.
     Under the terms of our credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. At June 30, 2008, we were in compliance with the covenants and conditions of our credit agreement.
Uses of Funds
     In the first six months of 2008, we utilized our sources of cash primarily to repay long-term debt borrowings and fund capital expenditures.
     Cash flows used in financing activities were approximately $11.5 million in the first six months of 2008, compared to a minimal amount of cash flows provided by financing activities in the first six months of 2007. The change in financing activities primarily reflects the repayment of borrowings under our credit agreement with proceeds from the sale of our radio stations during the first quarter of 2008, as well as with cash provided by our operating activities.

     We funded capital expenditures of approximately $1.6 million in the first six months of 2008 compared to approximately $2.0 million in the first six months of 2007. Consolidation capital expenditures for our Evansville building project were approximately $1.0 million during the first six months of 2008. No consolidation projects were ongoing during the comparable 2007 period. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $0.6 million in 2008 compared to approximately $1.2 million in 2007. During the first six months of 2008 and 2007, we had expenditures of approximately $0.1 million and $0.8 million, respectively, related to the conversion of certain of our radio stations to HD technology.
     On March 31, 2007, we began making required quarterly repayments in the amount of $287,500 of the amounts borrowed under the Term B Loan, which repayments continue until November 21, 2013, at which date any remaining amounts outstanding under the loan are due and payable. Based upon the reduction in the principal balance of the Term B Loan due to the required repayments under the excess cash flow calculation, the future repayments of principal under the Term B Loan were reduced to approximately $278,000 per quarter, commencing with the June 30, 2008 quarterly repayment. Borrowings under the Term A Loan must be repaid in 24 quarterly installments, which repayment began March 31, 2008. Repayments began at 1.25% of the original principal amount, which percentage increases to a maximum of 6.25% of the original principal amount, until the final payment date of November 21, 2013. No permanent repayments are required under the revolving facility until the termination of the credit agreement on November 21, 2013.
Off-Balance Sheet Financing Arrangements
     At June 30, 2007 there were warrants outstanding entitling the holders to purchase a total of 140,000 shares of our common stock at $5.00 per share. These warrants were issued in 1998 in connection with the Series A, B, and F convertible preferred stock issuances and expired unexercised on June 15, 2008.
     We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize all of the fair values of acquired assets, including goodwill, and assumed liabilities, with limited exceptions, even in instances where the acquirer has not acquired 100% of its target. SFAS 141R also requires that contingent consideration be measured at fair value at that acquisition date and included on that basis in the purchase price consideration. Under SFAS 141R, transaction costs would be expensed as incurred. SFAS 141R amends Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” to require the acquiring entity to recognize changes in the amount of its deferred tax benefits that are recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, based upon the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We anticipate adopting SFAS 141R on January 1, 2009. The statement’s impact on our financial position and results of operations are not known at this time.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures regarding: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. We anticipate adopting SFAS 161 on January 1, 2009, and are currently assessing the potential impact that adoption could have on our financial statements, if any.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan portion of the credit agreement. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, which have effectively converted approximately $156.9 million of our current outstanding debt to a fixed rate. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus Applicable Margin. Based on our exposure to variable rate borrowings at June 30, 2008, a one percent (1%) change in the weighted average interest rate would change our annual interest by approximately $380,000.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2008, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c) Repurchases of stock

					Approximate
					Dollar Value of
				Total Number of	Shares that May
				Shares Purchased	Yet be Purchased
	Total Number of		Average Price Paid	as Part of Publicly	under the Plan (1)
Period	Shares Purchased		per Share	Announced Plan (1)	(in thousands)
April 1, 2008 – April 30, 2008	385	(2)	$1.32	0	$1,593
May 1, 2008 – May 31, 2008	527	(2)	$0.95	0	$1,593
June 1, 2008 – June 30, 2008	0		—	0	$1,593
Total	912		$1.11	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through June 30, 2008, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during the first six months of 2008.

(2)	Represents shares of common stock exchanged as payment of employee withholding taxes related to the vesting of shares granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The Regent Communications, Inc. 2008 Annual Meeting of Stockholders was held on June 4, 2008. At the Annual Meeting, stockholders were asked to vote upon (1) the election of directors, (2) a proposed amendment to the Regent Communications, Inc. 2005 Incentive Compensation Plan to increase the number of shares available for grant under the plan, and (3) the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2008.
     The specific matters voted upon and the results of the voting were as follows:
     (1) Seven incumbent directors were re-elected to serve for a one-year term expiring at the next Annual Meeting of Stockholders. The directors were elected as follows:

Name of Director	Shares Voted “FOR”	Shares Withheld
John J. Ahn	30,019,389	2,019,433
John F. DeLorenzo	30,568,496	1,470,326
Timothy M. Mooney	30,519,131	1,519,691
Andrew L. Lewis, IV	30,025,845	2,012,977
William P. Sutter, Jr.	30,023,062	2,015,760
William L. Stakelin	30,544,330	1,494,492
John H. Wyant	30,047,832	1,990,990
     (2) The proposal to amend the Regent Communications, Inc. 2005 Incentive Compensation Plan (the “Plan”) to increase the number of shares that may be delivered under the Plan from 2,000,000 to 3,500,000 and to increase from 50% to 75% the total number of shares that may be issued pursuant to awards of restricted stock under the Plan was adopted by an affirmative vote as follows:

Shares Voted “FOR”	18,607,422
Shares Voted “AGAINST”	3,479,482
Shares Voted “ABSTAINING”	6,163
Broker Non-Votes	9,945,755

     (3) The proposal to appoint Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2008 was adopted by an affirmative vote as follows:

Shares Voted “FOR”	31,288,281
Shares Voted “AGAINST”	738,157
Shares Voted “ABSTAINING”	12,384
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

REGENT COMMUNICATIONS, INC.
Date: August 7, 2008	By:	/s/ William L. Stakelin
William L. Stakelin, President
and Chief Executive Officer

Date: August 7, 2008	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos, Executive Vice
President and Chief Financial Officer (Chief Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. adopted July 27, 2005 (previously filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of November 21, 2006 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4 to the Registrant’s Form 8-K filed November 28, 2006 and incorporated herein by this reference)

4(b)*	Amendment No. 1 to the Credit Agreement, dated as of February 23, 2007 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4(1) to the Registrants Form 8-K filed March 1, 2007 and incorporated herein by this reference)

4(c)*	Amendment No. 2 to the Credit Agreement, dated as of November 15, 2007 by and among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therewith (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed November 21, 2007 and incorporated herein by this reference)

4(d)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

4(e)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

10(a)*	Amendment No. 2 to the Regent Communications, Inc. 2005 Incentive Compensation Plan (previously filed as Annex 1 to the Registrant’s Proxy Statement dated April 30, 2008 and incorporated herein by this reference)

E-2

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-3