Form 10-Q
period 2008-09-30
REGENT COMMUNICATIONS INC
filed 2008-11-10
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common Stock, $.01 par value — 39,995,608 shares outstanding as of November 3, 2008

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008
INDEX

Page
Number
PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	3

Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 (unaudited) and September 30, 2007 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	35

PART II OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 5. Other Information	38

Item 6. Exhibits	38
EX-31(A)
EX-31(B)
EX-32(A)
EX-32(B)

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008		2007	2008	2007
Broadcast revenues, net of agency commissions		$25,328	$25,729	$72,643	$72,973

Station operating expenses		15,299	16,194	46,534	47,788
Depreciation and amortization		1,075	1,032	3,120	3,942
Corporate general and administrative expenses		1,636	1,489	5,441	5,551
Activist defense costs		–	599	–	599
Impairment of indefinite-lived intangible assets and goodwill		67,522	–	67,522	–
Gain on sale of long-lived assets and other		(39)	(49)	(510)	(50)

Operating (loss) income		(60,165)	6,464	(49,464)	15,143

Interest expense		(2,611)	(4,283)	(8,918)	(12,630)
Realized and unrealized (loss) gain on derivatives, net		(1,500)	(3,728)	(2,096)	(1,227)
Impairment of note receivable		(952)	–	(952)	–
Other (expense) income, net		(125)	36	(108)	135

(Loss) income from continuing operations before income taxes		(65,353)	(1,511)	(61,538)	1,421
Income tax benefit (expense)		19,088	160	17,513	(1,039)

(Loss) income from continuing operations		(46,265)	(1,351)	(44,025)	382
Discontinued operations:
Results from operations of discontinued operations, net of income taxes		(27)	62	8	170
Gain on sale of discontinued operations, net of income taxes		–	–	394	–

(Loss) gain on discontinued operations, net of income taxes		(27)	62	402	170

Net (loss) income		$(46,292)	$(1,289)	$(43,623)	$552

Basic and diluted (loss) income per common share:

(Loss) income from continuing operations	$	(1.19)	$(0.03)	$(1.13)	$0.01
Discontinued operations		(0.00)	0.00	0.01	0.00

Net (loss) income		$(1.19)	$(0.03)	$(1.12)	$0.01

Weighted average number of common shares:
Basic		38,956	38,342	38,784	38,277
Diluted		38,956	38,342	38,784	38,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,201	$1,391
Accounts receivable, net of allowance of $656 and $651 at September 30, 2008 and December 31, 2007, respectively	15,367	15,685
Assets held for sale	176	6,429
Other current assets	2,498	2,308

Total current assets	19,242	25,813

Property and equipment, net	33,496	34,554
Intangible assets, net	135,311	202,067
Goodwill	18,392	19,272
Deferred tax assets	71,173	53,774
Other assets	2,235	3,770

Total assets	$279,849	$339,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,349	$3,650
Accounts payable	2,253	1,495
Accrued compensation	1,613	1,765
Other current liabilities	3,988	5,265

Total current liabilities	13,203	12,175

Long-term debt, less current portion	184,162	202,700
Derivative liability	4,900	4,440
Other long-term liabilities	2,624	2,321

Total liabilities	204,889	221,636

Commitments and contingencies

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 49,159,342 and 48,615,192 shares issued at September 30, 2008 and December 31, 2007, respectively	492	486
Treasury stock, 9,308,465 and 9,745,095 shares, at cost, at September 30, 2008 and December 31, 2007, respectively	(49,870)	(51,970)
Additional paid-in capital	347,358	348,495
Accumulated deficit	(223,020)	(179,397)

Total stockholders’ equity	74,960	117,614

Total liabilities and stockholders’ equity	$279,849	$339,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(43,623)	$552
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,120	4,033
Deferred income tax (benefit) expense	(17,399)	1,110
Impairment of indefinite-lived intangibles assets and goodwill	67,522	—
Impairment of note receivable	952	—
Unrealized loss on derivatives	460	1,986
Gain on sale of radio stations	(1,155)	—
Non-cash compensation expense	950	811
Other, net	811	834
Changes in operating assets and liabilities:
Accounts receivable	9	(370)
Other assets	(127)	(648)
Current and long-term liabilities	(769)	(905)

Net cash provided by operating activities	10,751	7,403

Cash flows from investing activities:
Acquisition of radio station assets, escrow deposits and related acquisition costs, net of cash acquired	—	(4,647)
Capital expenditures	(2,047)	(2,653)
Cash proceeds from sale of radio stations	7,888	—
Other	140	57

Net cash provided by (used in) investing activities	5,981	(7,243)

Cash flows from financing activities:
Principal payments on long-term debt	(26,839)	(8,363)
Long-term debt borrowings	10,000	4,500
Treasury stock purchases	(67)	(82)
Payment of debt issuance costs	—	(190)
Other	(16)	56

Net cash used in financing activities	(16,922)	(4,079)

Net decrease in cash and cash equivalents	(190)	(3,919)
Cash and cash equivalents at beginning of period	1,391	4,250

Cash and cash equivalents at end of period	$1,201	$331

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$61	$101
Accrued capital expenditures	$31	$35
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
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.7 million for each of the three-month periods ended September 30, 2008 and 2007 and approximately $7.6 million and $7.7 million for the nine-month periods ended September 30, 2008 and 2007, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three- and nine-month periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Barter revenue	$825	$900	$2,432	$2,483
Barter expense	$810	$919	$2,400	$2,483

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Stock-based Compensation Plans
     The Company follows the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) for share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. During the first nine months of 2008 and 2007, the Company issued 491,600 and 249,000, respectively, nonvested shares as a component of compensation to employees under The Regent Communications, Inc. 2005 Incentive Compensation Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first nine months of 2008 and 2007, the Company recorded approximately $457,000 and $375,000, respectively, of expense related to the nonvested share awards, of which approximately $161,000 and $105,000 was recorded during the third quarters of 2008 and 2007, respectively. Included in compensation expense for the quarter and nine-month period ended September 30, 2008 was approximately $18,000 of compensation expense for the acceleration of vesting for 9,750 nonvested shares. At September 30, 2008, deferred compensation expense related to the nonvested shares under the plan was approximately $1.3 million, which will be recognized over the remaining vesting period. At September 30, 2008, 768,425 nonvested shares remained outstanding under the plan, with a weighted average remaining vesting period of approximately 2.8 years. During the first nine months of 2008 and 2007, 4,650 and 9,300 nonvested shares, respectively, granted under the plan were forfeited.
     The Company issues shares of nonvested Regent common stock to its non-management directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The value of each nonvested share is determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first nine months of 2008 and 2007, the Company issued 60,000 and 20,000, respectively, nonvested shares of Regent common stock to its non-management directors. During the first nine months of 2008 and 2007, the Company recorded approximately $31,000 and $23,000, respectively, of expense related to the nonvested share awards, of which approximately $12,000 and $8,000 was recorded during the third quarters of 2008 and 2007, respectively. At September 30, 2008 deferred compensation expense related to the nonvested shares was approximately $146,000, which will be recognized over the average remaining vesting period of approximately 3.25 years. At September 30, 2008, 87,500 nonvested shares were outstanding under the plan. Through the first nine months of 2008, 2,500 nonvested shares granted under the plan were forfeited.
     Under the provisions of SFAS 123R, the Company is required to record compensation expense related to shares issued under the Company’s Employee Stock Purchase Plan. For the three- and nine-month periods ended September 30, 2008, the Company recorded approximately $6,000 and $17,000, respectively, of compensation expense related to its Employee Stock Purchase Plan. For the three- and nine-month periods ended September 30, 2007, the Company recorded approximately $7,000 and $25,000, respectively, of compensation expense related to its

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Employee Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first nine months of 2008 was $0.24, based upon a weighted average volatility of 59.9%, a weighted average risk-free interest rate of 2.22%, an average life of three months, and no dividends. The weighted average fair value per share estimated for each share of common stock issued under the plan during the first nine months of 2007 was $0.52, based upon a weighted average volatility of 36.2%, a weighted average risk-free interest rate of 5.01%, an average life of three months, and no dividends.
     There were no stock options granted during the first nine months of 2008 or 2007. During the first nine months of 2008, 1,466,738 stock options with a weighted-average exercise price of $5.22 were terminated due to forfeiture or expiration. During the first nine months of 2007, 81,750 stock options with a weighted-average exercise price of $6.30 were terminated due to forfeiture or expiration. The intrinsic value of all outstanding stock options was zero at September 30, 2008. See Regent’s 2007 Annual Report on Form 10-K, as amended, for other disclosures of all outstanding awards.
Fair Value of Financial Instruments
     Regent accounts for its notes receivable in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”). During the third quarter of 2008, the Company determined that an other-than-temporary impairment loss on an investment had occurred due to changing market conditions potentially affecting the collectibility of the note. Accordingly, the Company recorded an impairment loss for approximately $1.0 million.
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
     The disposal of one station in each of the Albany and Buffalo, New York markets did not meet the criteria for the reclassification of operating results to discontinued operations, due to the migration of cash flows from the disposed stations to other Regent-owned stations. Therefore, the results for these radio stations remain classified in income from continuing operations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Selected financial information related to discontinued operations for the three- and nine-month periods ended September 30, 2008 and 2007 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net broadcast revenue	$—	$621	$182	$1,814
Depreciation and amortization expense	$—	$22	$—	$91
Allocated interest expense	$—	$37	$15	$107
Gain on sale of discontinued operations	$—	$—	$638	$—
(Loss) gain before income taxes	$(14)	$128	$650	$310
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
Income Taxes
     The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007. FIN 48 creates a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. Income tax uncertainties had previously been accounted for under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” As a result of the implementation of FIN 48, the Company recorded approximately $81,000 in additional liabilities for unrecognized tax benefits, which amount was recorded as an adjustment to beginning retained earnings at January 1, 2007. At September 30, 2008, the liability for uncertain tax positions was approximately $556,000 and was recorded as a component of other long-term liabilities. Of this amount, approximately $123,000 represented accrued interest. At January 1, 2007, and September 30, 2007, the liability for uncertain tax positions was approximately $427,000 and $456,000, respectively, and was recorded as a component of other long-term liabilities. Of this amount, approximately $39,000 and $68,000 represented accrued interest at January 1, 2007 and September 30, 2007, respectively. Regent recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
component of income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $556,000, which includes interest of approximately $123,000 at September 30, 2008. The Company does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within 12 months of the reporting date.
     The Company recorded an income tax benefit on continuing operations at an effective rate of 29.2% and 28.5% for the three- and nine-month periods ended September 30, 2008, respectively. The rates for the quarter and nine-month period include an additional valuation allowance of approximately $5.8 million recorded against the Company’s deferred tax assets related to the realizability of tax assets for federal and state net operating loss carryforwards. The effective rate, excluding the valuation allowance, would have been 38.2% and 38.1% for the three and nine-month periods ended September 30, 2008, respectively. The increase in deferred tax assets at September 30, 2008 is due primarily to the impairment of indefinite-lived intangible assets and tax deductible goodwill recorded during the third quarter of 2008, which more than offset the change in valuation allowance during the quarter. The Company recorded income taxes on continuing operations at an effective rate of 10.6% and 73.1% for the three- and nine-month periods ended September 30, 2007. Regent recorded approximately $394,000 of additional income tax expense, due primarily to return-to-provision adjustments recorded during the third quarter of 2007, as well as adjustments to deferred state taxes due primarily to enacted tax law changes in the State of Michigan. Excluding the discrete items, the Company recorded income taxes on continuing operations at an effective rate of 36.7% and 45.4% for the three-and nine-month periods ended September 30, 2007, respectively.
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
     The Company’s financial assets and liabilities reflected in the condensed consolidated financial statements at fair value include marketable securities and derivative financial instruments. Fair value for short-term investments and marketable securities are determined utilizing quoted market prices at each period. Fair value for derivative interest rate swap agreements is obtained from counterparties to the agreements and corroborated through estimates using internal discounted cash flow calculations based upon forward interest-rate yield curves.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the valuation of the Company’s financial assets and liabilities at September 30, 2008 (in thousands):

		Quoted
		Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets -	Inputs -	Inputs -
Financial Asset (Liability)	2008	Level 1	Level 2	Level 3
Assets:
Marketable securities	$638	$638

Liabilities:
Derivative interest rate swap agreements	$(4,900)		$(4,900)
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
2. DISPOSITIONS
     On February 1, 2008, the Company completed the disposition of its four radio stations (WCIZ-FM, WFRY-FM, WTNY-AM and WNER-AM) serving the Watertown, New York market to Stephens Media Group Watertown, LLC for a sale price of $6.25 million in cash. Regent recorded a pre-tax gain of approximately $0.6 million on the sale, which amount is included in (loss) gain on discontinued operations in the Company’s Condensed Consolidated Statements of Operations. The results of operations for the stations have been reclassified to discontinued operations for all periods presented. At December 31, 2007, the assets of the Watertown stations were included in Assets Held for Sale in the Company’s Consolidated Balance Sheet.
     On February 5, 2008, Regent completed the disposition of WTMM-AM serving the Albany, New York market to Capital Broadcasting, Inc. for a sale price of $850,000 in cash. Capital Broadcasting, Inc. commenced operations of the station under a time brokerage agreement on November 1, 2007. The Company treated the disposal of WTMM-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations. The Company recorded a gain on sale of approximately $0.5 million for the transaction, which amount is included in (Loss) income from continuing operations in Regent’s Condensed Consolidated Statements of Operations.
     On March 11, 2008, the Company completed the disposition of WECK-AM serving the Buffalo, New York market to Culver Communications II, Inc. and related entities for a sale price of $1.3 million in cash. The Company treated the disposal of WECK-AM as the disposal of long-lived assets, rather than a business or a component of a business. The Company recorded an

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
immaterial loss on the transaction, which amount is included in (Loss) income from continuing operations in Regent’s Condensed Consolidated Statements of Operations.
3. LONG-TERM DEBT
     Long-term debt consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007
Senior secured Term A Loan	$46,618	$50,000
Senior secured Term B Loan	109,443	113,850
Senior secured revolving credit facility	33,450	42,500

	189,511	206,350
Less: current portion of long-term debt	(5,349)	(3,650)

	$184,162	$202,700

     Borrowings under the credit facility bore interest at an average rate of 5.90% at September 30, 2008 and 7.01% at December 31, 2007.
4. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at September 30, 2008 or December 31, 2007. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under The Regent Communications, Inc. 2005 Incentive Compensation Plan. During the first nine months of 2008 and 2007, Regent granted 491,600 and 249,000 shares, respectively, of nonvested common stock, which generally vests ratably over a four-year period. At September 30, 2008, there were 768,425 nonvested shares outstanding under the plan.
     In May 2006, the Company began issuing grants of nonvested stock to directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. During the first nine months of 2008 and 2007, the Company granted 60,000 and 20,000 shares, respectively, of nonvested common stock, which generally vests ratably over a four-year period. At September 30, 2008, there were 87,500 nonvested shares outstanding under the plan.
     On January 30, 2008, the Company issued 54,923 shares of Regent common stock from treasury shares to two executive officers at an issue price of $1.35 per share as payment of a portion of 2007 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
     During the first nine months of 2008 and 2007, Regent reissued 429,457 shares and 177,272 shares, respectively, of treasury stock as an employer match to employee contributions

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $1.6 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock during the first nine months of 2008 or 2007 other than treasury shares exchanged for payment of employee withholding taxes related to the vesting of nonvested stock grants.
     On June 15, 2008, 140,000 warrants entitling the holders to purchase shares of Regent Communications, Inc. common stock at a price of $5.00 per share, expired unexercised. The warrants were previously issued in 1998 in connection with the issuance of the Series A, B, and F convertible preferred stock.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
     Regent’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which requires that a company perform annual impairment testing of goodwill and intangible assets determined to have an indefinite life. The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or at an earlier date if conditions exist that would indicate that it is more likely than not an impairment exists. Based on deteriorating global economic conditions and volatility in the equity markets, the Company performed an analysis for potential impairment of indefinite-lived intangibles and goodwill during the third quarter of 2008. Based primarily upon declining radio station transaction multiples, decreases in Regent’s common stock price, and changes in the cost of capital, the Company determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in the financial statements. Due to the timing and complexity of fair value calculations, the Company has not completed the impairment analysis. However, based on preliminary valuations, during the third quarter of 2008 the Company recognized pre-tax impairment charges of $66.6 million for FCC licenses and approximately $0.9 million for goodwill. The Company will complete the analysis in the fourth quarter, but significant changes to the preliminary valuation are not expected.
Definite-lived Intangible Assets
     The Company’s definite-lived intangible assets, consisting primarily of non-competition agreements, acquired advertising contracts, employment and sports rights agreements, and advertiser relationships and lists, are amortized in accordance with the provisions of SFAS 142. Acquired advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement or similar arrangement. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at September 30, 2008 and December 31, 2007 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$219	$152	$219	$97
Sports right and employment agreements and advertiser lists and relationships	779	650	779	529

Total	$998	$802	$998	$626

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for each of the three-month periods ended September 30, 2008 and 2007 was approximately $59,000. For the nine months ended September 30, 2008 and 2007, aggregate amortization expense was approximately $176,000 and $939,000, respectively. The estimated annual amortization expense for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is approximately $235,000, $123,000, $1,000, $1,000 and $1,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the change in the carrying amount for the Company’s indefinite-lived intangible assets for the nine-month period ended September 30, 2008 (in thousands):

Indefinite-lived
Intangible Assets
Balance as of December 31, 2007	$201,685
Impairment of FCC licenses	(66,600)
Miscellaneous adjustments	20

Balance as of September 30, 2008	$135,105

     The miscellaneous adjustments consist of final adjustments to stations disposed of during the first quarter of 2008.
     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at September 30, 2008 and December 31, 2007.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2008 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Goodwill
Balance as of December 31, 2007	$19,272
Impairment of goodwill	(922)
Miscellaneous adjustments	42

Balance as of September 30, 2008	$18,392

     The miscellaneous adjustments consist of final adjustments to stations disposed of during the first quarter of 2008.
6. EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested as of the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants, were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At September 30, 2008, none of the Company’s 2,616,301 stock options had exercise prices that were less than the Company’s average stock price for the three or nine months ended September 30, 2008. At September 30, 2007, none of the Company’s 4,087,289 stock options and 140,000 outstanding warrants (which warrants expired June 15, 2008) had exercise prices that were less than the Company’s average stock price for the three or nine months ended September 30, 2007. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be antidilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the three and nine months ended September 30, 2008, approximately 240 and 5,020, respectively, of incremental shares would have been included in the calculation of fully diluted earnings per share if their inclusion had not been antidilutive. For the nine months ended September 30, 2007, approximately 28,000 of incremental shares have been included in the calculation of fully diluted earnings per share. For the three months ended September 30, 2007, no incremental shares were included in the calculation of fully diluted earnings per share, as such inclusion would have been antidilutive.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(in thousands, except per share amounts)
(Loss) income from continuing operations	$(46,265)	$(1,351)	$(44,025)	$382
Discontinued operations, net of taxes	(27)	62	402	170

Net (loss) income	$(46,292)	$(1,289)	$(43,623)	$552

Basic and diluted net (loss) income per common share:
(Loss) income from continuing operations	$(1.19)	$(0.03)	$(1.13)	$0.01
Discontinued operations	(0.00)	0.00	0.01	0.00

Net (loss) income	$(1.19)	$(0.03)	$(1.12)	$0.01

Weighted average basic common shares	38,956	38,342	38,784	38,277
Dilutive effect of stock options, warrants and nonvested shares	—	—	—	28

Weighted average diluted common shares	38,956	38,342	38,784	38,305

Stock options and warrants to purchase shares of common stock assumed exercised and nonvested shares included in the calculation of diluted net (loss) income per share:

Stock options	—	—	—	—
Warrants	—	—	—	—
Nonvested shares	—	—	—	28
7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize all of the fair values of acquired assets, including goodwill, and assumed liabilities, with limited exceptions, even in instances where the acquirer has not acquired 100% of its target. SFAS 141R also requires that contingent consideration be measured at fair value at that acquisition date and included on that basis in the purchase price consideration. Under SFAS 141R, transaction costs would be expensed as incurred. SFAS 141R amends Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” to require the acquiring entity to recognize

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
changes in the amount of its deferred tax benefits that are recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, based upon the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Regent anticipates adopting SFAS 141R on January 1, 2009. The statement’s impact on Regent’s financial position and results of operations are not known at this time. During the third quarter of 2008, the Company expensed all acquisition-related costs for potential business combinations that are not expected to be consummated prior to the adoption of SFAS 141R.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and would be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier application is prohibited. The Company anticipates adopting SFAS 160 on January 1, 2009, and does not anticipate a material impact from adoption on the Company’s financial position and results of operations.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures regarding: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. The Company anticipates adopting SFAS 161 on January 1, 2009, and will provide the appropriate required disclosures at that time.

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
Executive Overview Update
•	As a result of shifting trends in long-term interest rates, during the third quarter of 2008, we recorded an unrealized loss of approximately $0.7 million related to changes in the fair value of interest rate swap agreements we have in place on the term loan portions of our credit agreement. On a year-to-date basis, we have recorded an unrealized loss of approximately $0.5 million on the mark-to-market of the swap agreements. Through the first nine months of 2008, we have recorded a realized loss of approximately $1.6 million on the quarterly settlements of our swap agreements, as current interest rates are below the levels contained in our swap agreements.

•	Based on deteriorating global economic conditions and volatility in the equity markets, we performed an impairment analysis on our indefinite-lived intangible assets and goodwill during the third quarter of 2008. Based primarily upon declining radio station transaction multiples, decreases in our common stock price, and changes in the cost of capital, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. Due to the timing and complexity of fair value calculations, we have not completed our impairment analysis. However, based on preliminary valuations, we recorded a pre-tax impairment charge of $66.6 million for FCC licenses and approximately $0.9 million for goodwill. We will complete our analysis during the fourth quarter, but expect no significant changes to our preliminary valuation.

•	We recorded an other-than-temporary impairment loss of approximately $1.0 million on an investment in notes receivable during the third quarter due to changing market conditions potentially affecting the collectibility of the investment.

•	We incurred approximately $1.0 million in capital expenditures through the first nine months of 2008 for our consolidation capital expenditure project related to a new operating facility for our Evansville, Indiana market, which was completed during the third quarter of 2008.

•	Currently, we have 24 FM stations, one AM station, and one secondary channel for each of two converted FM stations broadcasting in digital, or high definition, radio (“HD Radio”). The conversion to HD Radio will enable these stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services, as well as data transmission. The economic benefit, if any, to our stations that have converted to HD Radio currently cannot be measured. Any future economic benefit to our stations as a result of digital conversion is not known at this time.

•	We continue to develop our Interactive initiative, which focuses on generating revenues through our stations’ websites. During the first nine months of 2008, approximately 1.7% of Regent’s net broadcast revenue was generated by Interactive revenue. Our integrated selling effort, which combines the sale of our Interactive products with sales of our traditional broadcasting spots, contributed to the increase in Interactive revenue, which increased approximately 110% over the amount generated during the entire 2007 year. We anticipate increased economic benefits from our Interactive initiative throughout the remainder of 2008 and beyond.

•	On August 11, 2008, we received a notice from The Nasdaq Stock Market (“Nasdaq”) indicating that we had failed to comply with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace rule 4450(a)(5) because the bid price of our common stock closed under $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until February 9, 2009, to regain compliance with the aforementioned rules. To regain compliance, the closing bid price of our common stock must remain at or above $1.00 per share for a minimum of 10 consecutive business days prior to February 9, 2009. In the event that we do not regain compliance with the bid price rule by February 9, 2009, our common stock could be delisted from The Nasdaq Global Market. On October 22, 2008, we received notification from Nasdaq that it had suspended enforcement of the bid price and market value of publicly held shares requirement through January 16, 2009. The effect of this suspension of enforcement will postpone Regent’s compliance deadline until May 14, 2009.

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
     During the first quarter of 2008, we disposed of our four Watertown, New York radio stations. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposal, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Accordingly, all results of operations for the first nine months of 2008 and 2007 related to the Watertown, New York market, including an allocated portion of interest expense, have been reclassified to discontinued operations.
Comparison of three months ended September 30, 2008 to three months ended September 30, 2007
     Results from continuing operations for the quarter ended September 30, 2008 compared to September 30, 2007 were negatively impacted by changes in the timing of two of our non-traditional revenue events. The Taste of Country event in our Buffalo, New York market and the El Paso Downtown Street Festival event in our El Paso, Texas market, which were previously held in the third quarter of 2007, were held during the second quarter of 2008. Decreases from the timing change were partially offset by increased revenues generated by our Interactive initiative and increased political advertising revenue. National revenues declined in the majority of our markets during the quarter.
Net Broadcast Revenues
     Net broadcast revenues for Regent decreased 1.6% to approximately $25.3 million in the third quarter of 2008, from approximately $25.7 million in the third quarter of 2007. The following table provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):

Net broadcast revenue variance:

	(Decrease)
	increase in net
	broadcast	%
	revenue	Change
Local revenue	$(554)	2.6%
National revenue	(247)	8.8%
Political revenue	447	312.7%
Barter revenue	(76)	8.4%
Other	29	5.0%

Net broadcast revenue variance	$(401)	1.6%

     Local revenue - The 2.6% decrease in local advertising revenue during the third quarter of 2008 was due primarily to the timing of two non-traditional revenue events. The Taste of Country event in our Buffalo, New York market and the El Paso Downtown Street Festival event in our El Paso, Texas market, which were previously held in the third quarter of 2007, were held during the second quarter of 2008. Excluding the impact of these events, total local revenue increased approximately 1.9% over the comparable 2007 quarter. Increases in our local agency and Interactive revenues during the quarter were offset partially by decreases in local direct revenues. Local revenue decreased primarily in our Evansville, Indiana and Grand Rapids, Michigan markets. The decreases were primarily due to reduced advertiser spending as a result of declines in the local economic conditions of these markets. These declines were partially offset by increases in local revenue in our Bloomington, Illinois, Lafayette, Louisiana, and Utica, New York markets. Bloomington continued to benefit from strong agricultural advertising during the quarter, after a decline in the same quarter of the previous year. Our Lafayette market benefited from a combination of higher station ratings and increased weather-related business. Our Utica market benefited from strong sales initiatives for local and agency business, as well as an increase in non-traditional revenues.
     National revenue - National revenue decreased approximately 8.8% during the quarter, as many of our broadcast markets were negatively impacted by lower levels of national advertising being spent in the market.
     Political revenue - Political advertising revenue increased substantially over the prior year, primarily in our Ft. Collins, Colorado and Buffalo, New York markets. Ft. Collins saw an influx of political advertising revenue for state ballot propositions and initiatives, as well as for federal senate and congressional races, while Buffalo benefited from local and state governmental races and ballot initiatives.
     Barter revenue — The decline in barter revenue during the quarter was due primarily to the timing of when advertisers elected to air their commercials.
Station Operating Expenses
     Station operating expenses of $15.3 million in the third quarter of 2008 decreased by 5.5% from $16.2 million for the comparable 2007 period. Excluding the costs related to the non-traditional revenue events held during the third quarter of 2007 that were moved to the second quarter during the 2008 year, station operating expense would have declined by approximately 3.0%. The following table provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):

Station operating expense variance:

	Decrease
	(increase) in
	station operating	%
	expense	Change
Technical expense	$90	9.2%
Programming expense	46	1.1%
Promotion expense	139	25.8%
Interactive expense	(90)	39.2%
Sales expense	477	8.6%
Administrative expense	124	3.4%
Barter expense	109	11.8%

Station operating expense variance	$895	5.5%

     Technical expense - Savings in technical expense was due primarily to savings in salaries and decreased consulting charges in 2008 compared to 2007. The savings were partially offset by higher utility expenses during the 2008 quarter, primarily in our New York markets.
     Programming expense - Programming expenses decreased during the third quarter of 2008 due primarily to salary savings in our Evansville, Indiana market, as we began broadcasting a syndicated program for the morning drive on one our radio stations.
     Promotion expense - Promotion expenses decreased 25.8% compared to the same quarter in 2007, primarily due to lower levels of promotional spending for television time, billboards, contests, and promotional products.
     Interactive expense - We incurred more Interactive expenses during the third quarter of 2008 compared to the same period in 2007, as we initiated the rollout of our Interactive initiative during the second half of 2007. The increase is primarily related to increased salary and commission expense, due to more Interactive employees and higher Interactive revenue.
     Sales expense - The decrease in sales expense is due primarily to the costs associated with our non-traditional revenue events that fell within the second quarter of 2008, while the comparable 2007 events were held in the third quarter. Excluding the impact of the timing of non-traditional events, sales expense would have declined by approximately 1.0%. Savings in salaries and commissions in the 2008 quarter were due to lower revenue levels than in the comparable 2007 quarter.
     Barter expense - Barter expense decreased due to the timing of when we utilized traded goods and services.
Depreciation and Amortization
     Depreciation and amortization expense was approximately $1.1 million during the third quarter of 2008, compared to approximately $1.0 million for the third quarter of 2007. The increase is due primarily to depreciation on the newly-remodeled broadcast facility in our Evansville, Indiana market, offset partially by reduced depreciation in our Albany, New York and Grand Rapids, Michigan markets, as many assets acquired during their purchase are now fully depreciated.
Corporate Expense
     Corporate general and administrative expense increased 9.9% to approximately $1.6 million in the third quarter of 2008, from approximately $1.5 million in the same quarter of 2007. The increase was due primarily to higher salary and bonus expense and higher professional fees in the 2008 quarter, offset by savings in deferred compensation expense due to losses in the investment results of the Deferred Compensation Plan. The Corporate bonus variance was due primarily to reductions in the bonus accrual in the third quarter of 2007 based upon the Company’s operating results compared to its established goals.
Activist Defense Costs
     In the third quarter of 2007, we incurred legal and other costs of approximately $0.6 million related to the settlement of a stockholder activist lawsuit.
Impairment of Indefinite-Lived Intangible Assets
     Based on deteriorating global economic conditions and volatility in the equity markets, we performed an analysis for potential impairment of our indefinite-lived intangibles and goodwill during the third quarter of 2008. Based primarily upon declining radio station transaction multiples, decreases in our common stock price, and changes in the cost of capital, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. Due to the timing and complexity of fair value calculations, we have not completed the impairment analysis. However, based on preliminary valuations, during the third quarter of 2008 we recognized pre-tax impairment charges of $66.6 million for FCC licenses and approximately $0.9 million for goodwill. We will complete our analysis in the fourth quarter, but do not expect significant changes to our preliminary valuations.
Interest Expense
     Interest expense decreased to approximately $2.6 million in 2008, from approximately $4.3 million in 2007. The $1.7 million reduction was due primarily to decreased average interest rates during the third quarter of 2008 compared to the same period in 2007. A reduction in average outstanding borrowings under our credit agreement also contributed to the decrease in interest expense, as we repaid outstanding debt under the agreement with proceeds from the sale of several radio properties during the first quarter of 2008, as well as with cash provided by operations. Our average debt level in the third quarter of 2008 was approximately $190.8 million, compared to approximately $212.0 million in the third quarter of 2007.

Realized and Unrealized Losses and Gains on Derivatives
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized (loss) gain on derivatives in the Condensed Consolidated Statements of Operations. We recorded approximately $0.7 million of unrealized loss related to the change in the fair value of the swaps during the quarter ended September 30, 2008. Additionally, we recorded approximately $0.8 million of realized loss during the quarter related to the unfavorable swap fixed rates compared to market rates during the quarter. During the third quarter of 2007, we recorded approximately $4.0 million of unrealized loss related to the change in the fair value of the swaps during the quarter, as well as a realized gain of approximately $0.3 million due to the favorable swap fixed rates compared to market rates during the period.
Impairment of Notes Receivable
     During the third quarter, we recorded an other-than-temporary impairment loss of approximately $1.0 million on an investment in notes receivable due to changing market conditions potentially affecting the collectibility of the investment.
Income Taxes
     The following table shows the components of income tax (benefit) expense on continuing operations for the third quarters of 2008 and 2007.

	2008	2007
Federal statutory rate	(34.0%)	(34.0)%
State income taxes, net of federal benefit	(3.3%)	(10.0)%
Valuation allowance adjustment	8.9%	0.0%
Miscellaneous tax expense	(0.8)%	17.2%
Legislative changes	0.0%	16.2%

Effective tax rate	(29.2%)	(10.6)%

     Miscellaneous tax expense for the 2008 and 2007 periods includes permanent items, the expiration of net operating loss carryforwards and corresponding adjustments to the related valuation allowances, and return-to-provision adjustments related to the filing of the Company’s income tax returns during the third quarter of each year. In the third quarter of 2008, we recorded approximately $5.8 million of valuation allowance related to the realizability of tax assets for federal and state net operating loss carryforwards. In the third quarter of 2007, miscellaneous tax expense included a return-to-provision adjustment of approximately $133,000 related to the true-up of state net operating losses. Additionally, during the third quarter of 2007, we recorded deferred state income tax expense due to legislative changes in the State of Michigan that resulted in increased state deferred tax liabilities.

Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of our four Watertown, New York radio stations in the first quarter of 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The following table summarizes the effect of the reclassification on the quarters ended September 30, 2008 and September 30, 2007 (in thousands):

	2008	2007
Net broadcast revenue	$—	$621
Station operating expense	(14)	433
Depreciation and amortization expense	—	22
Allocated interest expense	—	37
Loss on sale and other expense	—	1

(Loss) gain before income taxes	(14)	128
Income tax expense	(13)	(66)

Net (loss) gain	$(27)	$62

Same Station Results
     Our revenues are produced exclusively by our radio stations and their related internet websites. While acquisitions and dispositions have affected the comparability of our 2008 operating results to those of 2007, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those quarters. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating (loss) income, net (loss) income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2008 and 2007 are listed in the table below (in thousands).
     Same station net revenue decreased 1.0% in the third quarter of 2008 compared to the same period in 2007, due primarily to the scheduling of certain non-traditional revenue events during the second quarter of 2008 that had previously been held in the third quarter of 2007.
Quarter 3
(62 stations in 13 markets)

	2008	2007
	Net	Net	%
	Revenue	Revenue	Change
Net broadcast revenue	$25,328	$25,729
Less:
Non-same station results (1)	—	90
Barter effect	825	900

Same station net broadcast revenue	$24,503	$24,739	(1.0)%

(1)	Non-same station results represent the net cash revenues of stations that were not owned or operated for the entire five-quarter period ended September 30, 2008.

Comparison of nine months ended September 30, 2008 to nine months ended September 30, 2007
     Results from continuing operations for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 were negatively impacted by lower levels of national revenue for the 2008 period. These declines were partially offset by increased political advertising revenue.
Net Broadcast Revenues
     Net broadcast revenues of approximately $72.6 million for the first nine months of 2008 were below net revenues for the comparable 2007 period by approximately $0.3 million, or 0.5%. The following table provides a summary of the net broadcast revenue variance for the comparable nine-month periods (in thousands):
Net broadcast revenue variance:

	(Decrease)
	increase in net
	broadcast	%
	revenue	Change
Local revenue	$(26)	0.0%
National revenue	(825)	9.7%
Political revenue	606	286.8%
Barter revenue	(51)	2.1%
Other	(34)	1.8%

Net broadcast revenue variance	$(330)	0.5%

     Local revenue - Local revenues were flat for the first nine months of 2008 compared to the comparable 2007 period. Increases in non-traditional revenue events and revenue generated from our Interactive initiative were offset by declines in local direct and agency sales across several of our broadcast markets. The largest declines in local direct and agency revenues were in our Albany, New York, Evansville, Indiana and Grand Rapids, Michigan markets. The declines are attributed to reduced advertiser spending as a result of challenging local economic conditions in those markets. Local revenue in our Bloomington, Illinois, Utica, New York and El Paso, Texas markets increased over the prior year period. Bloomington continued to benefit from strong agricultural advertisers, while El Paso saw increases over the 2007 levels of local advertising dollars spent with the stations during the first half of 2008, primarily in the local automobile sector. Our Utica market continued to benefit from strong sales initiatives during the first nine months of 2008, as well as strong results for non-traditional revenue events. The overall company-wide decrease in local business was offset partially by an increase in our Interactive revenue, which has continued to grow since the inception of our Interactive initiative in 2007. Additionally, better results were generated by certain non-traditional revenue events during 2008 than in the previous year.
     National revenue - The decrease in national advertising revenue of 9.7% during the first nine months of 2008 was due primarily to decreases in our Buffalo, New York market, which was negatively impacted by lower levels of national advertising being spent in that market during the 2008 year.

     Political revenue - Political advertising revenues increased substantially over the prior year amounts, primarily in our Ft. Collins, Colorado, Lafayette, Louisiana, and Flint, Michigan markets. Ft. Collins saw an influx of political advertising revenue for state ballot propositions and initiatives, as well as for federal senate and congressional races. Lafayette has benefited from federal senate and congressional races, while advertising for the Presidential race benefited our Flint market, primarily during the first and second quarters of the year.
     Barter revenue — The decline in barter revenue during the first nine months of 2008 was due primarily to the timing of when advertisers elected to air their commercials.
Station Operating Expenses
     Station operating expenses decreased 2.6%, to approximately $46.5 million in 2008 from approximately $47.8 million in 2007. The following table provides a summary of the station operating expense variance for the comparable nine-month periods (in thousands):
Station operating expense variance:

	Decrease
	(increase) in
	station operating	%
	expenses	Change
Technical expense	$78	3.0%
Programming expense	287	2.2%
Promotion expense	889	34.8%
Interactive expense	(481)	101.9%
Sales expense	254	1.7%
Administrative expense	144	1.2%
Barter expense	83	3.3%

Station operating expense variance	$1,254	2.6%

     Technical expense - The decrease in technical expense is primarily due to lower levels of equipment repair and building maintenance during the 2008 period, as well as fewer technical consulting fees. These savings were partially offset by higher utility costs, primarily in our New York markets, and higher rent expense at certain of our technical facilities.
     Programming expense- Programming expenses decreased during the first nine months of 2008, due primarily to lower salary costs and fewer outside programming consultant and research fees. During the first six months of 2007, several of our markets were engaged in research projects related to the strategic positioning of their stations. The savings in salary expense was due primarily to our Evansville, Indiana market, as we began a syndicated program for the morning drive on one of our radio stations. The savings were partially offset by higher program broadcast rights fees for the syndicated program and higher music license fees for the majority of our broadcast markets.
     Promotion expense - Promotion expense decreased during the first nine months of 2008, primarily due to less spending for television advertising, billboards, contests, promotional products and direct mailings.

     Interactive expense - We incurred more Interactive expenses, primarily in salaries and commissions, during the first nine months of 2008 compared to the same period of 2007, as we initiated the rollout of our Interactive initiative during the second half of 2007.
     Sales expense - The decrease in sales expense is due primarily to savings in commission expense due to lower levels of local revenue, offset partially by higher rating service costs.
     Administrative expense - Lower medical, liability insurance, and franchise tax expenses in the administrative department were offset partially by higher legal and professional fees, an increase in non-cash stock compensation expense, and increases in rent expense due to the new studio site lease for our Evansville, Indiana market. The previous studio location was an owned facility, which is currently for sale.
Depreciation and Amortization
     Depreciation and amortization expense decreased 20.9%, from approximately $3.9 million in 2007 to approximately $3.1 million in 2008. The decrease is due primarily to $0.8 million of amortization expense for acquired advertising contracts during the first quarter of 2007 related to the acquisition of the Buffalo stations. The advertising contracts were fully amortized as of March 31, 2007. Depreciation expense decreased approximately $0.1 million during 2008, primarily due to reduced depreciation expense in our Albany, New York and Grand Rapids, Michigan markets, as many assets acquired in the purchase of these markets are now fully depreciated. The decreases were partially offset by increased depreciation expense for our newly-remodeled broadcast facility in our Evansville, Indiana market.
Corporate Expense
     Corporate general and administrative expense decreased 2.0%, from approximately $5.6 million in 2007 to approximately $5.4 million in 2008. The decrease was due primarily to decreases in business travel, deferred compensation expense and connectivity charges, offset partially by increased salaries, bonuses and board compensation. During the second quarter of 2007, the Company recognized salary costs and expense related to the acceleration of nonvested shares of stock pursuant to the terms of an employment agreement for a retiring employee. The Corporate bonus variance was due primarily to reductions in the bonus accrual during the third quarter of 2007 based upon the Company’s operating results compared to its established goals.
Activist Defense Costs
     In the third quarter of 2007, we incurred legal and other costs of approximately $0.6 million related to the settlement of a stockholder activist lawsuit.
Impairment of Indefinite-Lived Intangible Assets
     Based on deteriorating global economic conditions and volatility in the equity markets, we performed an analysis for potential impairment of our indefinite-lived intangibles and goodwill during the third quarter of 2008. Based primarily upon declining radio station transaction multiples, decreases in our common stock price, and changes in the cost of capital, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. Due to the timing and complexity of fair value calculations, we have not completed the impairment analysis. However, based on preliminary valuations, during the third quarter of 2008 we recognized pre-tax impairment charges of $66.6 million for FCC licenses and approximately $0.9 million for goodwill. We will complete our analysis in the fourth quarter, but do not expect significant changes to our preliminary valuations.
Interest Expense
     Interest expense decreased approximately $3.7 million, from approximately $12.6 million in 2007 to approximately $8.9 million in 2008. The decrease in interest expense was due primarily to reductions in average interest rates during 2008 compared to 2007. A decrease in average outstanding borrowings under our credit agreement also contributed to lower interest expense, as we repaid outstanding debt under the agreement with proceeds from the sale of several radio properties during the first quarter of 2008, as well as with cash provided by operations.
Realized and Unrealized Losses and Gains on Derivatives
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized (loss) gain on derivatives in the Condensed Consolidated Statements of Operations. We recorded approximately $0.5 million of unrealized loss related to the change in the fair value of the swaps during the nine months ended September 30, 2008. Additionally, we recorded approximately $1.6 million of realized loss during the first nine months of 2008 related to the unfavorable swap fixed rates compared to market rates during the period. During the first nine months of 2007, we recorded approximately $2.0 million of unrealized loss related to the change in the fair value of the swaps during the period, as well as a realized gain of approximately $0.8 million due to the favorable swap fixed rates compared to market rates.
Impairment of Notes Receivable
     During the third quarter, we recorded an other-than-temporary impairment loss of approximately $1.0 million on an investment in notes receivable due to changing market conditions potentially affecting the collectibility of the investment.
Income Taxes
     The following table shows the components of income tax (benefit) expense on continuing operations for the first nine months of 2008 and 2007.

	2008	2007
Federal statutory rate	(34.0%)	34.0%
State income taxes, net of federal benefit	(3.0%)	7.3%
Valuation allowance adjustment	9.4%	0.0%
Miscellaneous tax expense	(0.9)%	14.5%
Legislative changes	0.0%	17.3%

Effective tax rate	(28.5%)	73.1%

     Miscellaneous tax expense for the 2008 and 2007 periods includes permanent items, the expiration of net operating loss carryforwards and corresponding adjustments to the related valuation allowances, and return-to-provision adjustments related to the filing of the Company’s income tax returns during the third quarter of each year. In the third quarter of 2008, we recorded approximately $5.8 million of valuation allowance related to the realizability of tax assets for federal and state net operating loss carryforwards. In the third quarter of 2007, miscellaneous tax expense included a return-to-provision adjustment of approximately $133,000 related to the true-up of state net operating losses. Additionally, during the third quarter of 2007, we recorded deferred state income tax expense due to legislative changes in the State of Michigan that resulted in increased state deferred tax liabilities.
Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of our four Watertown, New York radio stations in the first quarter of 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The following table summarizes the effect of the reclassification on the nine months ended September 30, 2008 and September 30, 2007 (in thousands):

	2008	2007
Net broadcast revenue	$182	$1,814
Station operating expense	155	1,307
Depreciation and amortization expense	—	91
Allocated interest expense	15	107
Gain on sale and other	(638)	(1)

Gain before income taxes	650	310
Income tax expense	(248)	(140)

Net gain	$402	$170

LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     We believe the cash generated from operations and available borrowings under our credit agreement will be sufficient to meet our requirements for corporate expenses and capital expenditures in 2008, based on our projected operations and indebtedness and after giving effect to scheduled credit agreement commitment reductions. While we expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements, at the end of the life of our credit agreement in 2013 we will need to refinance the outstanding debt on terms subject to market conditions at that date.
     Our cash and cash equivalents balance at September 30, 2008 was approximately $1.2 million compared to approximately $0.3 million at September 30, 2007. Cash balances between years fluctuate due to the timing of when cash is received and expenditures are made. We typically maintain a target cash balance of between one and two million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit agreement.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $109.4 million of our current outstanding loan balance from variable-rate to fixed-rate debt and two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert approximately $46.6 million from variable-rate to fixed-rate debt. During the first nine months of 2008, we recorded a realized loss of approximately $1.6 million on the settlement of our swap agreements as a result of lower market interest rates compared to our fixed rates. During the first nine months of 2007, we realized a gain of approximately $0.8 million related to these agreements as a result of higher market interest rates compared to our fixed rates during that period.
     Historically, we have focused on acquiring radio stations in new broadcast markets and expanding or strengthening our presence in our existing markets. However, due to existing market and general economic conditions, we are currently focused on reducing our leverage ratio. We may continue to evaluate opportunities to acquire suitable broadcast targets at acceptable prices based on the availability of public or private capital at satisfactory terms.
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
     In April 2008, we were required under the excess cash flow provision of our credit agreement to permanently repay borrowings under the Term A Loan and Term B Loan portions of our credit agreement based upon a calculation of excess cash flow generated by our operations. Based on this provision, we repaid approximately $3.6 million of borrowings under our Term B Loan and approximately $1.5 million of borrowings under our Term A Loan. We used borrowings from our revolving facility to fund the required repayments.
Sources of Funds
     In the first nine months of 2008, our sources of cash were derived from a combination of cash provided by operating activities and cash from the sale of radio stations.
     Net cash provided by operating activities increased approximately 45.2% in the first nine months of 2008 to approximately $10.8 million, compared to approximately $7.4 million in 2007. The increase was due primarily to decreased interest expense as a result of lower interest rates and outstanding debt balances in 2008, as well as an increase in operating results during the 2008 period.

     Cash flows provided by investing activities was approximately $6.0 million in the first nine months of 2008, compared to approximately $7.2 million used in investing activities in the same period of 2007. During the first quarter of 2008, the sale of our four Watertown stations and one station in each of our Albany and Buffalo, New York markets provided approximately $7.9 million of net cash proceeds. During the first nine months of 2007, we expended approximately $4.7 million for the purchase of WBZZ-FM (formerly WNYQ-FM) in Albany, New York.
     At September 30, 2008, we had borrowings under the credit agreement of approximately $189.5 million, comprised of approximately $109.4 million of Term B Loan borrowings, approximately $46.6 million of Term A Loan borrowings, approximately $33.5 million of revolver borrowings, and available borrowings of approximately $41.5 million, subject to the terms and conditions of the facility. Borrowings under the credit agreement bore interest at an average rate of 5.90% and 7.44% at September 30, 2008 and 2007, respectively. Our weighted-average interest rate for the quarters ended September 30, 2008 and 2007 was 5.02% and 7.69%, respectively.
     Under the terms of our credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. At September 30, 2008, we were in compliance with the covenants and conditions of our credit agreement.
Uses of Funds
     In the first nine months of 2008, we utilized our sources of cash primarily to repay long-term debt borrowings and fund capital expenditures.
     Cash flows used in financing activities were approximately $16.9 million in the first nine months of 2008, compared to approximately $4.1 million for the first nine months of 2007. The change in financing activities primarily reflects the repayment of borrowings under our credit agreement with proceeds from the sale of our radio stations in the first quarter of 2008, as well as with cash provided by our operating activities.
     We funded capital expenditures of approximately $2.0 million in the first nine months of 2008 compared to approximately $2.7 million in the first nine months of 2007. Consolidation capital expenditures for our Evansville building project were approximately $1.0 million during the first nine months of 2008. No consolidation projects were ongoing during the comparable 2007 period. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $0.9 million in 2008 compared to approximately $1.7 million in 2007. During the first nine months of 2008 and 2007, we had expenditures of approximately $0.1 million and $1.0 million, respectively, related to the conversion of certain of our radio stations to HD technology.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize all of the fair values of acquired assets, including goodwill, and assumed liabilities, with limited exceptions, even in instances where the acquirer has not acquired 100% of its target. SFAS 141R also requires that contingent consideration be measured at fair value at that acquisition date and included on that basis in the purchase price consideration. Under SFAS 141R, transaction costs would be expensed as incurred. SFAS 141R amends Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” to require the acquiring entity to recognize changes in the amount of its deferred tax benefits that are recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, based upon the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We anticipate adopting SFAS 141R on January 1, 2009. The statement’s impact on our financial position and results of operations are not known at this time. During the third quarter of 2008, we expensed all acquisition-related costs for potential business combinations that are not expected to be consummated prior to the adoption of SFAS 141R.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and would be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period on or after December 15, 2008, and earlier application is prohibited. We anticipate adopting SFAS 160 on January 1, 2009, and do not expect any material impact from adoption, if any.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures regarding: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. We anticipate adopting SFAS 161 on January 1, 2009, and will provide the appropriate required disclosures at that time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan portion of the credit agreement. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, which have effectively converted approximately $156.1 million of our current outstanding debt to a fixed rate. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus Applicable Margin. Based on our exposure to variable rate borrowings at September 30, 2008, a one percent (1%) change in the weighted average interest rate would change our annual interest by approximately $334,000.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2008, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
PART II- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We currently and from time to time are involved in litigation incidental to the conduct of our business. In August 2008, Regent, Terry S. Jacobs (our former chief executive officer), and approximately twenty other parties (not associated with Regent) were named as defendants in a lawsuit brought by Alan Brill and various of his related parties in connection to Regent’s 2003 purchase of twelve radio stations from Brill Media Company LLC and related entities. The plaintiffs allege numerous claims against Regent, Mr. Jacobs and the other defendants, including without limitation, claims for breach of contract, intentional interference with contracts, breach of implied covenants and good faith, and fraud and misrepresentation.

The plaintiffs seek compensatory and punitive damages in excess of $20 million. We believe the suit has no merit and we intend to vigorously defend our position. In the opinion of our management, we are not a party to any other lawsuit or legal proceeding that is likely to have a material adverse effect on our business or financial condition.
     We are not aware of any probable or levied penalties against the Company relating to the American Jobs Creation Act.
ITEM 1A. RISK FACTORS.
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K, as amended, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The risk factors set forth below are in addition to those in our 2007 Annual Report on Form 10-K, as amended.
Adverse Economic Conditions May Cause a Slowdown or Decline in Client Spending Which Could Adversely Affect Our Business and Financial Performance
     Our operating results may be impacted by the health of the national economy, or the local economies in which we operate. Our business and financial performance, including the collection of our accounts receivable, may be adversely affected by current and future economic conditions (including a reduction in the availability of credit, higher energy costs, and financial market volatility) that cause a slow down or decline in client spending. Additionally, declines in the financial health of specific industries that routinely advertise on our stations, such as the automotive sector, could negatively impact our business.
Counterparties to Our Credit Agreement and Interest Rate Swaps May Not Be Able to Fulfill Their Obligations Due to Disruptions in the Global Credit Markets
     Current economic conditions have been and continue to be volatile. In recent weeks, the volatility has reached unprecedented levels. As a result of concerns about the stability of the markets and the strength of counterparties, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. Based on information available to us, we have no indications as of our filing dates that the financial institutions syndicated under our credit agreement would be unable to fulfill their commitments to us. Additionally, we have interest rate swap agreements to hedge the variability of the interest payments associated with our credit agreement. We could be exposed to losses in the event of nonperformance by the counterparties on these instruments.

Our Deferred Income Tax Assets May Not Be Realizable
     Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which include net operating loss carryforwards for entities that have generated or continue to generate taxable losses, are assessed periodically by management to determine if they are realizable. If based on available information, it is more likely than not that the deferred income tax assets will not be realized then a valuation allowance must be established with a corresponding charge to net income. The Company’s deferred tax assets enables it to satisfy future tax liabilities without the use of cash resources. Such charges could have a material effect on our future cash flows, results of operations or financial condition.
We Are Currently Not in Compliance with Nasdaq Rules for Continued Listing of our Common Stock.
     Our common stock is currently not in compliance with Nasdaq rules for continued listing on the Nasdaq Global Market and is at risk of being delisted. This may subject us to decreased liquidity of our common stock. On August 11, 2008, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that for the prior 30 consecutive business days, our common stock had not maintained a minimum $1.00 per share bid price as required by Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we were provided 180 days, or until February 9, 2009, to regain compliance. To regain compliance, the closing bid price of our common stock must remain at or above $1.00 per share for a minimum of 10 consecutive business days. If compliance is not regained, Nasdaq will provide written notification that our common stock will be delisted from The Nasdaq Global Market. At that time, the Company has the right to appeal Nasdaq’s determination to a Nasdaq Listing Qualifications Panel. On October 22, 2008, we received notification from Nasdaq that it had suspended enforcement of the bid price and market value of publicly held shares requirements through January 16, 2009. As a result, all companies presently in a bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to being delisted for these concerns. As such, our cure period to regain compliance with the bid price rules has been extended from February 9, 2009, to May 14, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c) Repurchases of stock

					Approximate
				Total Number of	Dollar Value of
				Shares Purchased	Shares that May
	Total Number of		Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased		per Share	Announced Plan (1)	under the Plan (1)
					(in thousands)
July 1, 2008 — July 31, 2008	0		—	0	$1,593
August 1, 2008 — August 31, 2008	174	(2)	$0.66	0	$1,593
September 1, 2008 — September 30, 2008	3,852	(2)	$0.88	0	$1,593
Total	4,026		$0.87	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through September 30, 2008, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during the first nine months of 2008.

(2)	Represents shares of common stock exchanged as payment of employee withholding taxes related to the vesting of shares granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.
ITEM 5. OTHER INFORMATION.
     On October 22, 2008, the Company received notification from the Nasdaq Stock Market that it had suspended enforcement of the bid price and market value of publicly held shares requirements through January 16, 2009. As a result, all companies presently in a bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to being delisted for these concerns. As such, Regent’s cure period to regain compliance with the bid price rules has been extended from February 9, 2009, to May 14, 2009.
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

REGENT COMMUNICATIONS, INC.

Date: November 10, 2008	By:	/s/ William L. Stakelin

William L. Stakelin, President
and Chief Executive Officer

Date: November 10, 2008	By:	/s/ Anthony A. Vasconcellos

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