Form 10-K
period 2008-12-31
REGENT COMMUNICATIONS INC
filed 2009-03-31
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008 or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑
As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $30,569,596 based upon the closing sale price of $0.90 on the Nasdaq Stock Market’s Global Market for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
The number of common shares of registrant outstanding as of March 20, 2009 was 42,255,521.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of registrant’s definitive Proxy Statement to be filed during April 2009 in connection with the 2009 Annual Meeting of Stockholders presently scheduled to be held on June 3, 2009 are incorporated by reference into Part III of this Form 10-K.

REGENT COMMUNICATIONS, INC.
     Regent Communications, Inc. is a holding company. We own and operate our radio stations and hold our radio broadcast licenses in separate subsidiaries. In this report, when we use the term “Regent” and the pronouns “we,” “our” and “us,” we mean Regent Communications, Inc. and all its subsidiaries, unless the context otherwise requires.

PART I
ITEM 1. BUSINESS.
General Development of Business
     We are a radio broadcasting company historically focused on acquiring, developing and operating radio stations in mid-sized markets. Based on current economic conditions, our primary focus is on the efficient and profitable operation of our current radio station markets. We presently own 49 FM and 13 AM radio stations in 13 markets in Colorado, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, New York, and Texas. Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets that are ranked by BIA Publications, Inc. in their Investing in Radio 2008 Market Report, except in Albany, New York, Grand Rapids, Michigan and El Paso, Texas, where our clusters rank third.
     Our primary strategy is to secure and maintain a leadership position in the markets we serve and, when possible, to expand into additional mid-sized markets where we can achieve a leadership position. After we enter a market, we seek to acquire stations that, when integrated with our existing operations, will allow us to reach a wider range of demographic groups that appeal to advertisers, increase revenue and achieve substantial cost savings. Additionally, our advertising pricing on a supply and demand basis, when combined with the added reach of our radio station clusters, allows us to compete successfully for advertising revenue against non-radio competitors such as print media, television, cable and outdoor advertising.
     Relative to the largest radio markets in the United States, we believe that the mid-sized markets represent attractive operating environments because they are generally characterized by the following:
-	a greater use of radio advertising compared to the national average;

-	lower overall susceptibility to fluctuations in general economic conditions due to a lower percentage of national versus local advertising revenues;

-	greater growth potential for advertising revenues as national and regional retailers expand into mid-sized markets; and

-	less direct format competition due to a smaller number of owners in any given market.
     We believe that these operating characteristics, coupled with the opportunity to establish or expand radio station clusters within a specific market, as well as the expansion of our Interactive initiative, create the potential for revenue growth and cost efficiencies.
     Our portfolio of radio stations is diversified in terms of geographic location, target demographics and format. We believe that this diversity helps minimize the effects of downturns in specific markets and changes in format preferences.
Completed Dispositions
     We completed the following dispositions in 2008:

				Sale
				Price
		No. of		(in	Date
Purchaser	Market	Stations	Call Letters	millions)	Completed
Stephens Media Group	Watertown, NY	4	WCIZ-FM	$6.25	02/01/08
Watertown, LLC			WFRY-FM
			WTNY-AM
			WNER-AM

Capital Broadcasting, Inc.	Albany, NY	1	WTMM-AM(1)	$0.85	02/05/08

Culver Communications II,	Buffalo, NY	1	WECK-AM	$1.30	03/11/08
Inc. and related entities

(1)	Effective November 1, 2007, Capital Broadcasting, Inc. began operating WTMM-AM under a time brokerage agreement.
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
     Aggressive Sales and Marketing. We seek to maximize our share of local radio advertising revenue in each of our markets through aggressive sales and marketing initiatives. We provide extensive training through in-house sales and time management programs and independent consultants who hold frequent seminars and are available for consultation with our sales personnel. We emphasize regular, informal exchanges of ideas among our management and sales personnel across our various markets. We seek to maximize our revenue by utilizing sophisticated inventory management and pricing techniques to provide our sales personnel with frequent price adjustments based on regional and local market conditions. We further strengthen our relationship with some advertisers by offering the ability to create customer traffic through an on-site event staged at, and broadcast from, the advertiser’s business location. Prior to their acquisition, many of our acquired stations had underperformed in sales, due primarily to undersized sales staffs, inadequate training and lack of management oversight. Accordingly, we significantly expanded the sales forces of many of our acquired stations and instituted processes to increase awareness of and accountability for the achievement of established goals.
     Cross-platform Sales. We believe the internet will be very beneficial to us as we continue to develop and rapidly expand our Interactive initiatives. To take advantage of the growth in internet advertising revenue, we are focusing on leveraging our strong radio station brands by selling internet advertising to existing radio advertising clients. This advertising can be either audio commercials running only on the online stream of our over-the-air broadcast, or advertising and sponsorships on our radio station websites. Additionally, we have begun selling internet advertising to advertisers who are not currently radio clients. Following a successful internet advertising campaign, these advertisers have a greater chance to be converted to radio clients. Thus, our focus on cross-platform sales not only provides additional advertising opportunities for our clients and additional revenue channels for Regent, but also provides additional opportunities to increase radio advertising revenue.
     Targeted Programming and Promotion. To maintain or improve our position in each market, we combine ongoing market research with an assessment of our competitors’ vulnerabilities in order to identify significant and sustainable target audiences. We then tailor the programming, marketing and promotion of each radio station to maximize its appeal to the targeted audience. We attempt to build strong markets by:
-	creating distinct content and highly visible profiles for our on-air personalities;

-	utilizing market research to formulate recognizable brand names for select stations; and

-	supporting localism through active participation in community events and charities.
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
     Active Cost Management. On an ongoing basis, corporate and market-level management monitor costs incurred in the operation of our broadcast markets. This oversight allows the Company to respond quickly to changes in national and local economic conditions, and to evaluate potential cost savings within each station cluster and implement appropriate cost control measures to optimize station operating performance.
Acquisition Strategy
     Historically, our acquisition strategy has focused on expanding within our existing markets and entering into new mid-sized markets where we believe we can effectively execute our operating strategies. Although competition exists among potential purchasers for suitable radio station acquisitions throughout the United States, we believe that there is currently less competition in mid-sized markets, particularly since there is evidence that two other public mid-market consolidators have changed their focus to major markets. We integrate acquired stations into our existing operations in an effort to achieve operational cost savings.

We have sold or will sell stations in different markets that did not or do not fit within our existing acquisition strategy. Due to current market and general economic conditions, we are focused on reducing our leverage ratio. We may continue to evaluate opportunities to acquire suitable broadcast targets at acceptable prices in the future.
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
     We have developed a process for integrating newly acquired properties into our overall culture and operating philosophy, which involves the following key elements:
-	assess format quality and effectiveness so that we can refine or change station formats in order to increase audience and revenue share;

-	upgrade transmission, audio processing and studio facilities;

-	expand and strengthen sales staff through active recruiting and in-depth training;

-	convert acquired stations to our communications network and centralized networked accounting system; and

-	establish revenue and expense budgets consistent with the programming and sales strategy and corresponding cost adjustments.
     From time to time, in compliance with applicable law, we may enter into time brokerage agreements or local marketing agreements (under which separately owned and licensed stations agree to function cooperatively in terms of programming, advertising, sales and other matters), or similar arrangements, with a target property prior to final Federal Communications Commission (“FCC”) approval and the consummation of the acquisition, in order to gain a head start on the integration process.
Station Portfolio
     We currently own and operate 49 FM and 13 AM radio stations in 13 mid-sized markets. The following table sets forth information about the stations that we owned or operated at December 31, 2008.
     As you review the information in the table below, you should note the following:
-	The abbreviation “MSA” in the table means the market’s rank among the largest metropolitan statistical areas in the United States.

-	The abbreviation “REV” in the table means the ranking of the market by BIAfn’s estimate of 2008 market gross radio advertising revenues in the United States.

-	In the Primary Demographic Target column, the letter “A” designates adults, the letter “W” designates women and the letter “M” designates men. The numbers following each letter designate the range of ages included within the demographic group.

-	Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

-	We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets from Investing in Radio 2008 Market Report, published by BIA Publications, Inc. The information was obtained from that database on February 27, 2009.

-	We obtained all audience share information from the Fall 2008 Radio Market Report published by The Arbitron Company, the radio broadcast industry’s principal ratings service. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

-	N/A indicates the market has no MSA rank and is not rated by Arbitron.

Station
					Cluster	Station
					Rank by	Cluster
			Station	Primary	Market	12+
Radio Market/	MSA	REV	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Rank	Format	Target	Share	Share
Albany, NY	63	60			3	16.2
WQBJ-FM			Alternative Rock	M 18-49
WQBK-FM			Alternative Rock	M 18-49
WBZZ-FM			Hot Adult Contemporary	W 25-54
WGNA-FM			Country	A 25-54
WTMM-FM			Sports/Talk	M 35+

Station
					Cluster	Station
					Rank by	Cluster
			Station	Primary	Market	12+
Radio Market/	MSA	REV	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Rank	Format	Target	Share	Share
Bloomington, IL	241	201			1	32.8
WJBC-AM			News/Talk	A 35-54
WBNQ-FM			Hot Adult Contemporary	W 25-54
WBWN-FM			Country	A 25-54
WTRX-FM			Oldies	A 35+
WJEZ-FM			Adult Contemporary	A 25-54

Buffalo, NY	52	43			2	26.3
WYRK-FM			Country	A 25-54
WJYE-FM			Adult Contemporary	W 25-54
WBUF-FM			JACK Adult Hits	A 18-34
WBLK-FM			Urban AC	A 25-54

El Paso, TX	76	72			3	13.5
KSII-FM			Hot Adult Contemporary	W 25-54
KLAQ-FM			Rock	M 18-49
KROD-AM			News/Talk	A 35+

Evansville, IN	163	118			2	33.2
WKDQ-FM			Country	A 25-54
WJLT-FM			Oldies	A 35+
WDKS-FM			CHR	A 18-34
WGBF-FM			Rock	A 18-34
WGBF-AM			News/Talk	A 35+

Flint, MI	127	129			1	20.3
WCRZ-FM			Adult Contemporary	W 25-54
WWBN-FM			Active Rock	M 18-34
WFNT-AM			Adult Standards	A 35+
WRCL-FM			Rhythmic CHR	A 18-34
WQUS-FM			Classic Rock	A 25-54
WLCO-AM			Classic Country	A 35+

Ft. Collins-Greeley, CO	120	163			1	16.4
KUAD-FM			Country	A 25-54
KTRR-FM			Adult Contemporary	W 25-54
KMAX-FM			Classic Hits	A 25-54
KKPL-FM			Hot AC	W 25-54
KARS-FM			Classic Hits	A 25-54

Grand Rapids, MI	67	65			3	14.8
WLHT-FM			Adult Contemporary	W 25-54
WGRD-FM			New Rock	M 18-49
WTRV-FM			Soft Adult Contemporary	W 35+
WNWZ-AM			Spanish	A 25-54
WFGR-FM			Oldies	A 35+

Station
					Cluster	Station
					Rank by	Cluster
			Station	Primary	Market	12+
Radio Market/	MSA	REV	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Rank	Format	Target	Share	Share
Lafayette, LA	105	97			1	32.9
KPEL-FM			News/Talk	A 35+
KTDY-FM			Adult Contemporary	W 25-54
KRKA-FM			Rhythmic CHR	A 18-34
KFTE-FM			Alternative	A 18-34
KMDL-FM			Country	A 25-54
KPEL-AM			Sports	A 35+
KROF-AM			Cajun	A 35+

Owensboro, KY	N/A	N/A			N/A	N/A
WOMI-AM			News/Talk	A 35+
WBKR-FM			Country	A 25-54

Peoria, IL	152	128			2	21.9
WVEL-AM			Gospel	A 35+
WGLO-FM			Classic Rock	M 25-54
WIXO-FM			Active Rock	A 18-34
WZPW-FM			Rhythmic CHR	A 18-34
WFYR-FM			Country	A 25-54

St. Cloud, MN	216	164			2	27.7
KMXK-FM			Hot Adult Contemporary	W 25-54
WWJO-FM			Country	A 25-54
WJON-AM			News/Talk	A 35+
KLZZ-FM			Classic Rock	M 25-54
KKSR-FM			Active Rock	A 18-34
KXSS-AM			Sports	M 35+

Utica-Rome, NY	164	192			1	35.2
WODZ-FM			Oldies	A 35+
WLZW-FM			Adult Contemporary	W 25-54
WFRG-FM			Country	A 25-54
WIBX-AM			News/Talk	A 35+

Advertising Sales
     The majority of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2008, approximately 86% of our net broadcast revenue was generated from the sale of locally driven advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions, including our Interactive initiative, which focuses on generating advertising revenues via the internet. The major categories of our advertisers include automotive, retail, telecommunications and entertainment.
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
     Our stations compete for advertising revenue with other stations and with other media, including newspapers, broadcast television, cable television, magazines, direct mail, coupons and outdoor advertising. The radio broadcasting industry also is subject to competition from newer media technologies, such as the delivery of audio programming by cable or direct broadcast satellite television systems, by satellite-delivered digital audio radio service and by in-band digital audio broadcasting. A provider of satellite-delivered digital audio broadcasting delivers to nationwide and regional audiences, multi-channel, multi-format, digital radio services with sound quality equivalent to compact discs. Furthermore, terrestrial in-band digital audio broadcasting delivers multi-channel, multi-format programming in the same bands used by AM and FM broadcasters. The delivery of information through the internet also could become a significant form of competition, as could the development of non-commercial low-power FM radio stations that serve small, localized areas. We are currently focused on leveraging our strong radio brands to promote growth in our internet-based initiatives.
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
Employees
     At March 13, 2009, we employed approximately 820 persons. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.
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

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License
Albany, NY	WQBJ-FM	B	150	50.0	103.5 MHz	06/01/14
	WQBK-FM	A	92	6.0	103.9 MHz	Pending
	WBZZ-FM	B1	187	7.1	105.7 MHz	06/01/14
	WGNA-FM	B	300	12.5	107.7 MHz	06/01/14
	WTMM-FM	A	107	5.0	104.5 MHz	06/01/14

Bloomington, IL	WJBC-AM	C	N/A	1.0	1230 kHz	12/01/12
	WBNQ-FM	B	142	50.0	101.5 MHz	12/01/12
	WBWN-FM	B1	100	25.0	104.1 MHz	12/01/12
	WTRX-FM	B1	144	12.0	93.7 MHz	12/01/12
	WJEZ-FM	A	149	1.3	98.9 MHz	12/01/12

Buffalo, NY	WYRK-FM	B	142	50.0	106.5 MHz	06/01/14
	WJYE-FM	B	154	47.0	96.1 MHz	06/01/14
	WBUF-FM	B	195	76.0	92.9 MHz	06/01/14
	WBLK-FM	B	154	47.0	93.7 MHz	06/01/14

El Paso, TX	KSII-FM	C	433	100.0	93.1 MHz	08/01/13
	KLAQ-FM	C	424	100.0	95.5 MHz	08/01/13
	KROD-AM	B	N/A	5.0	600 kHz	08/01/13

Evansville, IN	WKDQ-FM	C	300	100.0	99.5 MHz	08/01/12
	WDKS-FM	A	100	6.0	106.1 MHz	08/01/12
	WJLT-FM	B	150	50.0	105.3 MHz	08/01/12
	WGBF-FM	A	138	3.2	103.1 MHz	08/01/12
	WGBF-AM	B	N/A	5.0 daytime	1280 kHz	08/01/12
				1.0 night

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License
Flint, MI	WCRZ-FM	B	101	50.0	107.9 MHz	10/01/12
	WWBN-FM	A	149	1.8	101.5 MHz	10/01/12
	WFNT-AM	B	N/A	5.0 daytime	1470 kHz	10/01/12
				1.0 night
	WRCL-FM	A	133	3.5	93.7 MHz	10/01/12
	WQUS-FM	A	91	3.0	103.1 MHz	10/01/12
	WLCO-AM	B	N/A	5.0 daytime	1530 kHz	10/01/12
				1.0 night

Ft. Collins-Greeley, CO	KUAD-FM	C1	255	100.0	99.1 MHz	04/01/13
	KTRR-FM	C2	234	17.0	102.5 MHz	04/01/13
	KMAX-FM	C3	168	8.7	94.3 MHz	04/01/13
	KKPL-FM	C2	150	50.0	99.9 MHz	10/01/13
	KARS-FM	C	372	100.0	102.9 MHz	10/01/13

Grand Rapids, MI	WLHT-FM	B	168	40.0	95.7 MHz	10/01/12
	WGRD-FM	B	180	13.0	97.9 MHz	10/01/12
	WTRV-FM	A	92	3.5	100.5 MHz	10/01/12
	WNWZ-AM	D	N/A	1.0 daytime	1410 kHz	10/01/12
				.048 night
	WFGR-FM	A	150	2.75	98.7 MHz	10/01/12

Lafayette, LA	KMDL-FM	C2	171	38.0	97.3 MHz	06/01/12
	KRKA-FM	C1	263	100.0	107.9 MHz	06/01/12
	KFTE-FM	C2	163	42.0	96.5 MHz	06/01/12
	KTDY-FM	C	300	100.0	99.9 MHz	06/01/12
	KPEL-FM	C3	89	25.0	105.1 MHz	06/01/12
	KPEL-AM	B	N/A	1.0 daytime	1420 kHz	06/01/12
				0.75 night
	KROF-AM	D	N/A	1.0 daytime	960 kHz	06/01/12
				.095 night

Owensboro, KY	WOMI-AM	C	N/A	0.83	1490 kHz	08/01/12
	WBKR-FM	C	320	91.0	92.5 MHz	08/01/12

Peoria, IL	WGLO-FM	B1	189	7.0	95.5 MHz	12/01/12
	WZPW-FM	B1	114	19.0	92.3 MHz	12/01/12
	WVEL-AM	D	N/A	5.0 daytime	1140 kHz	12/01/12
	WFYR-FM	B1	103	23.5	97.3 MHz	12/01/12
	WIXO-FM	B	169	32.0	105.7 MHz	12/01/12

St. Cloud, MN	KMXK-FM	C2	150	50.0	94.9 MHz	04/01/13
	WJON-AM	C	N/A	1.0	1240 kHz	04/01/13
	WWJO-FM	C	305	100.0	98.1 MHz	04/01/13
	KKSR-FM	C2	138	50.0	96.7 MHz	04/01/13
	KLZZ-FM	C3	126	9.0	103.7 MHz	04/01/13
	KXSS-AM	B	N/A	2.5 daytime	1390 kHz	04/01/13
				1.0 night

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License
Utica-Rome, NY	WODZ-FM	B1	184	7.4	96.1 MHz	06/01/14
	WLZW-FM	B	201	25.0	98.7 MHz	06/01/14
	WFRG-FM	B	151	100.0	104.3 MHz	06/01/14
	WIBX-AM	B	N/A	5.0	950 kHz	06/01/14

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
     Multiple Ownership Rules. The Communications Act and FCC rules impose specific limits on the number of commercial radio stations an entity can own in a single market, as well as the combination of radio stations, television stations and newspapers that any entity can own in a single market. The radio multiple-ownership rules may preclude us from acquiring certain stations we might otherwise seek to acquire. The ownership rules also effectively prevent us from selling stations in a market to a buyer that has reached its ownership limit in the market unless that buyer divests other stations. The local radio ownership rules are as follows:
-	in markets with 45 or more radio stations, ownership is limited to eight commercial stations, no more than five of which can be either AM or FM;

-	in markets with 30 to 44 radio stations, ownership is limited to seven commercial stations, no more than four of which can be either AM or FM;

-	in markets with 15 to 29 radio stations, ownership is limited to six commercial stations, no more than four of which can be either AM or FM; and

-	in markets with 14 or fewer radio stations, ownership is limited to five commercial stations or no more than 50.0% of the market’s total, whichever is lower, and no more than three of which can be either AM or FM.
     In 2003, the FCC changed the methodology by which it defines a particular radio market and counts stations to determine compliance with the radio multiple ownership restrictions. Those new rules generally result in parties being able to own fewer radio stations in Arbitron-rated markets than was the case under the previous rules. The FCC’s new rules also provide that parties who own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new rules, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible “small businesses,” or to a buyer which commits to transfer the excess stations in the group to a small business, either directly or through a trust, within one year after the acquisition. A temporary stay of these rules was lifted in August 2004, and they are now in effect. Under these rules, our ability to transfer or assign our radio stations as a group to a single buyer in certain of our current markets may be limited. In June 2004, the United States Court of Appeals for the Third Circuit remanded to the FCC for further justification or modification the FCC’s decision to retain the numerical limits on local radio ownership set forth above. In July 2006, the FCC released a Further Notice of Proposed Rulemaking (the “FNPRM”) seeking public comment on, among other things, how the FCC should address the Court’s concerns regarding those numerical limits. Pending action on such remand, the FCC has continued to apply the numerical limits set forth above.
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
     In addition to the limits on the number of radio stations and radio/television combinations that a single owner may own, the FCC generally prohibits common ownership of a broadcast station and a daily newspaper in the same geographic market. However, a party generally is permitted to own one major newspaper and one radio station in a market which is among the 20 largest television markets in the United States. In addition, newspaper-radio cross ownership may be permitted in certain cases involving a failed or failing newspaper or station.

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
     Time Brokerage. It is not uncommon for radio stations to enter into what are commonly referred to as time brokerage agreements or local marketing agreements. While these agreements may take varying forms, under a typical time brokerage agreement, separately-owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC’s rules and policies. Under these arrangements, separately-owned stations could agree to function cooperatively in programming, advertising sales and similar matters, subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of time brokerage agreement is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee’s station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments.
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
     The FCC has adopted rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. The rules generally require broadcasters to widely disseminate information about full-time job openings to all segments of the community to ensure that all qualified applicants have sufficient opportunity to apply for the job, to send job vacancy announcements to recruitment organizations and others in the community indicating an interest in all or some vacancies at the station, and to implement a number of specific longer-term recruitment “outreach” efforts, such as job fairs, internship programs, and interaction with educational and community groups. Broadcasters must also file reports with the FCC detailing outreach efforts, periodically certify their compliance with the Equal Employment Opportunity rules, and file certain reports in their public files and with the FCC. The applicability of these policies to part-time employment opportunities is the subject of a pending further rule making proceeding.
     FCC decisions hold that a broadcast station may not deny a candidate for federal political office a request for broadcast advertising time solely on the grounds that the amount of time requested is not the standard length of time which the station offers to its commercial advertisers. This policy has not had a material impact on our programming and commercial advertising operations, but the policy’s future impact is uncertain.
     Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters could include:
-	proposals to impose regulatory, spectrum use or other fees on FCC licensees;

-	proposals regarding streaming fees for radio;

-	changes to foreign ownership rules for broadcast licenses;

-	revisions to political broadcasting rules, including requirements that broadcasters provide free air time to candidates;

-	technical and frequency allocation matters;

-	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

-	further changes in the FCC’s attribution and multiple ownership policies;

-	changes to broadcast technical requirements; and

-	proposals to limit the tax deductibility of advertising expenses by advertisers.
     The FCC has selected In-Band On-Channel ™ as the exclusive technology for terrestrial digital operations by AM and FM radio stations. The FCC has authorized commencement of “hybrid” In-Band On-Channel ™ transmissions, that is, simultaneous broadcast in both digital and analog format, including multiple digital channels. The advantages of digital audio broadcasting over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel ™ technology permits a station to transmit radio programming in both analog and digital formats, and eventually in digital only formats, using the bandwidth that the radio station is currently licensed to use. We use In-Band On-Channel ™ digital technology to broadcast digitally on certain of our radio stations. It is unclear, however, what future impact the introduction of digital broadcasting will have on the markets in which we compete.
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

ITEM 1A. RISK FACTORS.
We Anticipate Being in Violation of Certain Covenants Contained in our Credit Agreement and Our Auditors Have Issued a Going Concern Opinion on our Audited Financial Statements.
     Our credit agreement contains a number of financial covenants, which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Our indebtedness under the credit agreement is secured by a lien on substantially all of our assets and of our subsidiaries, by a pledge of our operating and license subsidiaries’ stock and by a guarantee of our subsidiaries. Our ability to meet certain of these financial ratios has been affected by economic trends that have caused a general downturn in the advertising sector, including advertising on our radio stations. While we were in compliance with our financial ratios at December 31, 2008, we anticipate that we will not be in compliance with the Maximum Consolidated Leverage Ratio, as defined in our credit agreement, at March 31, 2009. As we may be unable to meet this financial ratio, the maturity of our outstanding debt could be accelerated to currently payable. Accordingly, the Report of Independent Registered Public Accounting Firm issued by our auditors contains an explanatory paragraph regarding the uncertainty in our ability to continue as a going concern. Under the terms of our credit agreement, any audit report containing such going concern language constitutes a default. Accordingly, all debt outstanding under the credit agreement has been accelerated to current in our consolidated financial statements. In addition, a valuation allowance has been recorded on substantially all of our deferred tax assets, as we are unable to conclude that it is more likely than not that the assets will be realized, given this uncertainty in our ability to continue as a going concern.
We Are In the Process of Renegotiating Certain Terms of Our Credit Agreement, Which Renegotiation May Not Be Successful. We Expect That Any New Terms Will Be Less Favorable To Us.
     We are currently in negotiations with the parties to our credit agreement to amend certain of the financial ratios and other covenants contained in the agreement in order to regain compliance. We cannot guarantee that we will be able to negotiate an amendment to our credit agreement. If we are unable to negotiate such an amendment, our lenders could proceed against such available collateral. In addition, if we were able to negotiate an amendment to our credit agreement, such an amendment could contain terms unfavorable to us and could result in the imposition of additional finance fees and higher interest charges. Such charges could have a material effect on our future cash flows, results of operations or financial condition.
We Have Substantial Indebtedness and Debt Service Requirements.
     At December 31, 2008, our outstanding debt was approximately $185.1 million. In the past, we have borrowed to finance acquisitions, repurchase shares of our common stock, or for other corporate purposes. We may incur additional debt in the future to fund our operations, subject to existing restrictions within our credit agreement. Because of our substantial indebtedness, a significant portion of our cash flow from operations is, and will be, required for debt service. Our significant levels of debt could have negative consequences for us. You should note that:
-	a substantial portion of our cash flow is, and will be, dedicated to debt service and is not, and will not be, available for other purposes;

-	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate or other purposes may be impaired in the future;

-	certain of our borrowings are, and will be, at variable rates of interest, which may expose us to the risk of increases in interest rates;

-	approximately $155.2 million of our borrowings have been converted from a variable rate of interest to a fixed rate of interest via interest rate swaps in effect through December 2011. Accordingly, we have not benefited from the current trend of declining interest rates; and

-	our level of indebtedness could make us more vulnerable to economic downturns, limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.
     In the event our lenders would not require the acceleration of repayment of all amounts owed under the credit agreement, we are required to make scheduled repayments of amounts borrowed. Under the terms of our credit agreement, the amount outstanding under the Term B Loan permanently reduces each quarter by approximately 0.24% of the initial balance, with the final payment due on November 21, 2013. Amounts outstanding under the Term A Loan permanently reduce each quarter in amounts ranging from 1.21% to 6.05% of the initial balance. In addition, we may be required to make mandatory prepayments of debt with our excess cash flow that is generated. We believe that cash flows from operations will be sufficient to meet our current debt service requirements for interest, scheduled quarterly payments of principal, and any required prepayments under the credit agreement. However, if such cash flow is not sufficient, we may be required to issue additional debt or equity securities, refinance our obligations, or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.
Adverse Economic Conditions Have Caused a Decline in Client Spending Which Has Adversely Affected Our Business and Financial Performance.
     Our operating results continue to be impacted by the health of the national economy and the local economies in which we operate. Our business and financial performance, including the collection of our accounts receivable, have been and may continue to be adversely affected by current and future economic conditions (including a reduction in the availability of credit, the potential for higher energy costs, and financial market volatility) which have caused a decline in client spending. Additionally, declines in the financial health of specific industries that routinely advertise on our stations, such as the automotive sector, have negatively impacted our business, and could continue to do so in the future.
Counterparties to Our Credit Agreement and Interest Rate Swaps May Not Be Able to Fulfill Their Obligations Due to Disruptions in the Global Credit Markets.
     Current economic conditions have been and continue to be volatile. In recent months, the volatility has reached unprecedented levels. As a result of concerns about the stability of the markets and the strength of counterparties, many financial institutions have reduced and, in some cases, ceased to provide funding to borrowers. Based on information available to us, we have no indication as of our filing date that the financial institutions syndicated under our credit agreement would be unable to fulfill their commitments to us. Additionally, we have interest rate swap agreements to hedge the variability of the interest payments associated with our credit agreement. We could be exposed to losses in the event of nonperformance by the counterparties on these instruments.

Our Deferred Income Tax Assets May Not Be Realizable.
     Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which include net operating loss carryforwards for entities that have generated or continue to generate taxable losses, are assessed periodically by management to determine if they are realizable. The Company’s deferred tax assets could enable it to satisfy a portion of its future tax liabilities without the use of cash resources. If, based on available information, it is more likely than not that the deferred income tax assets will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As a result of the anticipated failure to meet the required financial covenants in our credit agreement, the potential acceleration of the maturity of our debt creates uncertainty in our ability to conclude that it is more likely than not that the deferred tax assets will be realized. Consequently, at December 31, 2008, we have recorded a valuation allowance against substantially all of our deferred tax assets based upon our inability to conclude that it is more likely than not that the deferred tax assets will be realized. The potential need to record additional valuation allowances could have a material effect on our future results of operations by reducing income tax benefits that we could otherwise have recognized in our financial statements.
We Are Currently Not in Compliance with Nasdaq Rules for Continued Listing of our Common Stock.
     Our common stock is currently not in compliance with Nasdaq Stock Market (“Nasdaq”) rules for continued listing on the Nasdaq Global Market and is at risk of being delisted. This may subject us to decreased liquidity of our common stock. On August 11, 2008, we received a letter from Nasdaq notifying us that for the prior 30 consecutive business days, our common stock had not maintained a minimum $1.00 per share bid price as required by Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we were provided 180 days, or until February 9, 2009, to regain compliance. To regain compliance, the closing bid price of our common stock must remain at or above $1.00 per share for a minimum of 10 consecutive business days. If compliance is not regained, Nasdaq will provide written notification that our common stock will be delisted from The Nasdaq Global Market. At that time, the Company has the right to appeal Nasdaq’s determination to a Nasdaq Listing Qualifications Panel. We have received subsequent notifications from Nasdaq that it has suspended enforcement of the bid price and market value of publicly held shares requirements through July 20, 2009. As a result, all companies presently in a bid price or market value of publicly held shares compliance period will remain at that same stage of the process and will not be subject to being delisted for these concerns. As such, our cure period to regain compliance with the bid price rules has been extended to November 10, 2009, unless additional extensions are granted by Nasdaq. In addition, Marketplace Rule 4450(a)(2) requires that companies must maintain a market value of at least $5 million for their publicly held shares. The Company does not currently meet such requirement, but has not received notice from Nasdaq of such deficiency due to the current suspension of the market value requirement. If the Company does not satisfy this requirement following the expiration of the Nasadq moratorium, the Company expects that it would have 90 days to regain compliance following receipt of a delisting notice from Nasdaq.
We Face Many Unpredictable Business Risks That Could Have a Material Adverse Effect on Our Future Operations.
     Our operations are subject to many business risks, including certain risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business. These include:
-	changing economic conditions, both generally and relative to the radio broadcasting industry;

-	shifts in population, listenership, demographics, or audience tastes;

-	the level of competition for advertising revenues with other radio stations, satellite radio, television stations, newspapers, internet-based media, and other communications media;

-	technological changes and innovations;

-	the potential future imposition of fees or charges specific to the broadcasting industry; and

-	changes in governmental regulations and policies and actions of federal regulatory bodies, including the U.S. Department of Justice, the Federal Trade Commission, and the Federal Communications Commission (FCC).
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
Our Stock Price Has and May Continue to Experience Volatility.
     The market price for our common stock may fluctuate due to various factors. These factors could include, among others:
-	acquisition- or disposition-related announcements;

-	market sentiment regarding the general long-term growth potential for broadcasters;

-	changes to competing radio broadcasters and fluctuations in the price of other radio broadcasters’ common stock;

-	ongoing or new technological innovations or products by competing broadcasters or other competitors;

-	fluctuations in our quarterly and annual operating results;

-	general market conditions;

-	being delisted from Nasdaq; and

-	our ability to continue as a going concern.
     In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.

Our Results of Operations Have Been and May Continue to Be Adversely Affected by a General Deterioration in Economic Conditions.
     We derive substantially all of our revenue from the sale of advertising time on our radio stations. Generally, advertising tends to decline during economic recessions or downturns. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. The current downturn in the U.S. economy has had a negative effect on our financial condition and results of operations, and could continue to negatively affect us for the foreseeable future.
Our Acquisition Strategy May Not Be Successful.
     While we are currently focused on reducing our leverage ratio, historically we have looked to acquisitions to enhance our growth. Our growth strategy includes acquiring new stations in mid-sized markets. This strategy is subject to a variety of risks, including the:
-	potential inability to obtain financing for acquisitions;

-	reduction in the number of suitable acquisition targets resulting from continued industry consolidation;

-	state of general broadcast industry valuations;

-	inability to negotiate definitive purchase agreements on satisfactory terms;

-	current adverse credit conditions;

-	inability to sell any under-performing station; and

-	failure or unanticipated delays in completing acquisitions due to difficulties in obtaining required regulatory approvals.
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
We Are Subject to Extensive and Changing Federal Regulation.
     Our business is dependent upon maintaining our broadcasting licenses issued by the FCC, which are issued currently for a maximum term of eight years. Our broadcasting licenses will expire between 2012 and 2014. Although the vast majority of FCC radio station licenses are routinely renewed, we cannot assure you that our pending or future renewal applications will be approved, or that such renewals will not include conditions or qualifications that could adversely affect our operations. The non-renewal or renewal with substantial conditions or modifications of one or more of our licenses could have a material adverse effect on us.
     We must also comply with the extensive FCC regulations and policies in the ownership and operation of our radio stations (refer also to our discussion of FCC regulations contained in Part I, Item I of this Form 10-K). FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to complete future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules also limit our ability to transfer our radio stations in certain markets as a group to a single buyer. Additionally, these FCC regulations could change over time and we cannot assure you that those changes would not have a material adverse affect on us.
We May Lose Audience Share and Advertising Revenue Due to Competition.
     Our radio stations compete with other radio stations in each market for audience share and advertising revenue. Our advertising revenue primarily depends upon our stations’ audience share in the demographic groups targeted by our advertisers. Audience ratings and market shares are subject to change, and any change in a particular market could have a material adverse effect on the revenue of our stations located in that market. While we already compete in some of our markets with other stations with similar programming formats, if a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and/or advertising revenue, and could incur increased promotional and other expenses. Other radio companies which are larger and have more financial resources may also enter our markets. Although we believe our stations are well-positioned to compete, we cannot assure that our stations will maintain or increase their current ratings or advertising revenue.
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
We Are Subject to Competition From New Technologies That May Affect Our Broadcasting Operations.
     Our radio stations are subject to rapid technological change, evolving industry standards, and the emergence of competition from new media technologies and services. Various new media technologies and services have been introduced, or are being developed, including:
-	satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

-	audio programming by cable systems, direct-broadcast satellite systems, personal communications systems, internet content providers and other digital audio broadcast formats;

-	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

-	low-powered FM radio, which could result in additional FM radio broadcast outlets; and

-	MP3 players and other personal audio systems that create new ways for individuals to listen to music and other content of their own choosing.
     We cannot predict the effect, if any, that competition arising from new technologies or regulatory change may have on the radio broadcasting industry or on our financial condition and results of operations. We continue to monitor technological changes and advances that could potentially have an impact on our business.
Enforcement by the FCC of its Indecency Rules Could Adversely Impact our Business.
     FCC rules prohibit the broadcast of “obscene” material at any time, and of “indecent” material between the hours of 6:00 a.m. and 10:00 p.m. Over the past several years, the FCC has increased its enforcement efforts with respect to these rules. In addition, recent legislation has substantially increased the penalties for broadcasting indecent material (up to $325,000 per incident). Broadcasters may also be subject to other penalties for the broadcast of obscene or indecent material, including revocation or non-renewal of their licenses. We may become subject to inquiries or proceedings regarding our stations’ broadcast of allegedly obscene or indecent material. To the extent any such proceeding results in the imposition of fines, a settlement with the FCC, or revocation or non-renewal of any of our licenses, our business could be adversely impacted.
We May Lose Key Personnel.
     Our business depends upon the continued efforts, abilities and expertise of our executive officers and key employees, particularly William L. Stakelin, our President and CEO. We believe that the unique combination of skills and experience possessed by Mr. Stakelin and these individuals would be difficult to replace and could have a material adverse effect on us. These adverse effects could include the impairment of our ability to execute our operating and acquisition strategies and a decline in our standing in the radio broadcast industry. Although we have entered into employment and non-competition agreements with Mr. Stakelin and certain other key personnel, we cannot be assured that such key personnel will remain with us.
     We also employ several on-air personalities with large loyal audiences in their individual markets. The loss of one or more of these personalities could result in a loss of audience share in that particular market.
We May Incur Future Losses Due to Impairment of Our Intangible Assets.
     Indefinite-lived intangible assets, primarily consisting of FCC licenses and goodwill, represent a significant portion of our non-current assets. Such intangible assets are subject to annual impairment testing under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) to determine if their carrying amount exceeds their fair value. If it is determined the fair value is lower than the carrying value of an intangible asset, we are required to reduce the value of the asset to its fair value and record a corresponding impairment charge. During our 2006 annual impairment review of indefinite-lived intangible assets, we recorded an impairment loss of approximately $48.4 million ($4.7 million of which was reclassified to discontinued operations) as a component of operating loss in our Consolidated Statements of Operations and Comprehensive Loss. During our 2007 annual impairment review of indefinite-lived intangible assets, we recorded an impairment loss of approximately $163.6 million as a component of operating loss in our Consolidated Statements of Operations and Comprehensive Loss. During our 2008 review of indefinite-lived intangible assets, we recorded an impairment loss of approximately $67.5 million as a component of operating loss in our Consolidated Statements of Operations and Comprehensive Loss. Many factors may affect our fair value calculations, including, but not limited to, local economic conditions in our radio markets, interest rates, the performance of the S&P 500, cash flow multiples, and capital expenditures. Our future impairment reviews could result in additional write-downs, and we cannot with any degree of certainty predict what effect, if any, such write-downs could have on our future operations.
We Have Established Certain Anti-takeover Measures That Could Prevent an Acquisition or Change of Control of Our Company.
     Certain of the provisions of our charter and bylaws could discourage, delay or prevent an acquisition or change of control of our Company even if our stockholders believe the change in control would be in our and their best interests and even if the transaction might be at a premium price. These provisions:
-	permit the Board of Directors to increase its own size and fill the resulting vacancies;

-	permit the Board of Directors, without stockholder approval, to issue preferred stock with such dividend, liquidation, conversion, voting and other rights as the Board may determine; and

-	limit the persons who may call special meetings of stockholders.
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
     We currently own studio facilities in Burton (Flint), Michigan; Lafayette, Louisiana; Peoria, Illinois; St. Cloud, Minnesota; Marcy (Utica-Rome), New York; Colonie (Albany), New York; Owensboro,

Kentucky; Windsor (Ft. Collins-Greeley), Colorado; Evansville, Indiana; and Bloomington and Pontiac (Bloomington), Illinois. We own transmitter and antenna sites in Burton, Otisville, Millington and Lapeer (Flint), Michigan; Rice, Stearns County and Graham Township (St. Cloud), Minnesota; Whitesboro, Deerfield and Kirkland (Utica-Rome), New York; El Paso, Texas; Tazwell and Peoria Counties (Peoria), Illinois; Lafayette and Abbeville (Lafayette), Louisiana; Bethlehem and Palatine (Albany), New York; Grand Rapids and Comstock Park (Grand Rapids), Michigan; Utica and Henderson (Owensboro), Kentucky; Windsor (Ft. Collins-Greeley), Colorado; and Evansville, Indiana. We lease our remaining studio and office facilities, including corporate office space in Cincinnati, Ohio and Covington, Kentucky, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment. Our buildings and equipment are suitable for our operations and generally in good condition, although opportunities to upgrade facilities are periodically reviewed.
     Substantially all of our personal property and equipment serve as collateral for our obligations under our existing credit agreement.
ITEM 3. LEGAL PROCEEDINGS.
     We currently and from time to time are involved in litigation incidental to the conduct of our business. In August 2008, Regent, Terry S. Jacobs (our former chief executive officer), and approximately twenty other parties (not associated with Regent) were named as defendants in a lawsuit brought by Alan Brill and various of his related entities, in connection with Regent’s 2003 purchase of twelve radio stations from Brill Media Company LLC and related entities. The plaintiffs alleged numerous claims against Regent, Mr. Jacobs and the other defendants, including without limitation, claims for breach of contract, intentional interference with contracts, breach of implied covenants and good faith, and fraud and misrepresentation. The plaintiffs sought compensatory and punitive damages in excess of $20 million from all parties. The complaint has now been amended to assert claims only against Regent based on alleged violations of a confidentiality agreement executed in connection with the purchase of the radio stations by Regent. We believe the suit has no merit and we intend to vigorously defend our position. In the opinion of our management, we are not a party to any other lawsuit or proceeding that is likely to have a material adverse effect on us.
     The Company is not aware of any probable or levied penalties against the Company relating to the American Jobs Creation Act.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Stock Prices
     Shares of our common stock are quoted on The Nasdaq Stock Market under the symbol RGCI. The following table sets forth, for each of the calendar quarters indicated, the reported high and low sales prices of our common stock as reported currently in the Nasdaq Global Market.

	High	Low
2008

First quarter	$1.60	$0.85
Second quarter	$1.34	$0.82
Third quarter	$1.08	$0.46
Fourth quarter	$0.89	$0.07

2007

First quarter	$3.22	$2.80
Second quarter	$3.60	$2.97
Third quarter	$3.50	$2.40
Fourth quarter	$2.81	$1.40
     As of March 13, 2009, there were approximately 362 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.
     We have never declared nor paid cash dividends on our common stock, and we have no plans in the foreseeable future to do so. Additionally, our ability to pay dividends is subject to the terms and conditions of our credit agreement.
Share Repurchases
     During the three months ended December 31, 2008, we repurchased the following shares:

				Approximate
			Total Number of	Dollar Value of
	Total Number		Shares Purchased	Shares that May
	of Shares	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased	per Share	Announced Plan(1)	Under the Plan (1)
				(in thousands)
October 1, 2008 –	1,876 (2)	$0.38	0	$1,593
October 31, 2008
November 1, 2008 –	0	—	0	$1,593
November 30, 2008
December 1, 2008 –	0	—	0	$1,593
December 31, 2008
Total	1,876	$0.38	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through December 31, 2008, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during 2008.

(2)	Represents shares of common stock surrendered for the payment of employee withholding taxes related to the vesting of shares granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA.
     The selected financial data below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	SELECTED CONSOLIDATED FINANCIAL DATA
	(In thousands, except per share data)
	YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
OPERATING RESULTS (1) (3):
Net broadcast revenues	$96,340	$97,912	$82,706	$76,439	$75,467
Operating (loss) income	(43,333)	(141,681)	(31,465)	(8,020)	13,257
(Loss) income from continuing operations before income taxes	(65,013)	(163,431)	(36,956)	(11,380)	9,869
Net (loss) income from continuing operations	(119,402)	(102,870)	(22,522)	(7,558)	6,009
Net income (loss) from discontinued operations	411	296	(4,074)	919	7,226
Net (loss) income	$(118,991)	$(102,574)	$(26,596)	$(6,639)	$13,235

NET (LOSS) INCOME PER COMMON SHARE:
Basic:
(Loss) income from continuing operations	$(3.07)	$(2.69)	$(0.57)	$(0.17)	$0.13
Income (loss) from discontinued operations	0.01	0.01	(0.10)	0.02	0.16

Net (loss) income	$(3.06)	$(2.68)	$(0.67)	$(0.15)	$0.29

Weighted average number of common shares used in basic calculation	38,872	38,308	39,807	43,214	45,780

Diluted:
(Loss) income from continuing operations	$(3.07)	$(2.69)	$(0.57)	$(0.17)	$0.13
Income (loss) from discontinued operations	0.01	0.01	(0.10)	0.02	0.16

Net (loss) income	$(3.06)	$(2.68)	$(0.67)	$(0.15)	$0.29

Weighted average number of common shares used in fully diluted calculation: (2)	38,872	38,308	39,807	43,214	46,164

	DECEMBER 31,
	2008	2007	2006	2005	2004
BALANCE SHEET DATA (1) (3):
Current assets	$16,880	$25,813	$22,721	$16,053	$16,218
Total assets	205,284	339,250	451,645	374,481	397,361
Current liabilities	191,866	12,175	9,311	12,441	11,625
Long-term debt and capital leases, less current portion	126	202,866	213,923	78,349	72,560
Total stockholders’ (deficit) equity	(126)	117,614	219,160	262,056	288,826

(1)	Acquisitions and dispositions affect comparability among years (see Note 2 in Notes to Consolidated Financial Statements, as well as our prior Annual Reports on Form 10-K).

(2)	Shares for fully diluted are the same as basic in years 2008, 2007, 2006 and 2005, as the effect of outstanding common stock options and warrants was antidilutive in those years. In addition, the effect of nonvested shares was antidilutive in years 2008, 2007 and 2006. No nonvested shares were issued prior to 2006.

(3)	Impairment of indefinite-lived intangible assets recorded in 2008, 2007, 2006 and 2005 will affect comparability among years (see Note 7 in Notes to Consolidated Financial Statements, as well as our prior Annual Reports on Form 10-K).

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
     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-K include: changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, and nationally, including, in particular: increased competition for attractive radio properties and advertising dollars; increased competition from emerging technologies; fluctuations in the cost of operating radio properties; our ability to manage growth; our ability to effectively integrate our acquisitions; potential costs relating to stockholder demands; changes in the regulatory climate affecting radio broadcast companies; cancellations, disruptions or postponements of advertising schedules in response to national or world events; and our ability to maintain compliance with the terms of our credit agreement. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission (SEC). These documents are available free of charge at the SEC’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.
Executive Overview
     Regent is focused on acquiring and operating radio stations in mid-sized markets where the majority of every revenue dollar is locally generated. We currently own and operate 62 radio stations in 13 broadcast markets. Regent stations hold the number one or two revenue positions in 10 of our 13 markets. Additionally, according to broadcast analysts, we are among the radio companies which have a highly concentrated average market share. Regent has out-performed the industry, as reported by the Radio Advertising Bureau, in same station net revenue growth for the past 19 out of 20 quarters.

•	As a result of a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States, we anticipate that our Maximum Consolidated Leverage Ratio calculation will exceed the level allowed under the terms of our credit agreement at March 31, 2009. Under the terms of the credit agreement, a failure to meet the required financial ratios could result in the acceleration of the maturity of our outstanding debt to currently repayable to our lenders. Consequently, the Report of Independent Registered Public Accounting Firm issued by our auditors contains an explanatory paragraph regarding the uncertainty in our ability to repay such debt and continue as a going concern if amounts owed under the credit agreement were accelerated to currently payable. Under the terms our credit agreement, any audit report containing such going concern language constitutes a default under the agreement. Accordingly, all debt outstanding under our credit agreement has been reclassified to currently payable in our consolidated financial statements. In addition, a valuation allowance has been recorded on substantially all of our deferred tax assets, as we are unable to conclude that it is more likely than not that the assets will be realized, given this uncertainty in our ability to continue as a going concern. We are currently in negotiations with our lenders to amend the terms of our credit agreement to increase the Maximum Consolidated Leverage Ratio and modify certain other covenants in order to regain compliance with the terms of the agreement.

•	Based on deteriorating national economic conditions and volatility in the equity markets, we performed an impairment analysis on our indefinite-lived intangible assets and goodwill during the third quarter of 2008. Based primarily upon declining radio station transaction multiples, decreases in our common stock price, and changes in the cost of capital, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. Based on preliminary valuations at that date, we recorded a pre-tax impairment charge of $66.6 million for FCC licenses and approximately $0.9 million for goodwill. We completed our analysis during the fourth quarter of 2008 and recorded no significant changes to our preliminary valuations. In addition, we performed our annual impairment test of indefinite-lived intangible assets and goodwill during the fourth quarter of 2008, which resulted in no additional impairment being recorded.

•	On February 1, 2008, we disposed of four stations in Watertown, New York for approximately $6.3 million in cash. The Watertown transaction represents a continuation of our strategy to operate in broadcast markets ranked in size from 50 to 150 and follows the similar disposition of our Chico and Redding, California radio stations in late 2006. Additionally during the first quarter of 2008, we completed two transactions involving the disposition of non-strategic assets: the sale of WTMM-AM in Albany, New York; and the sale of WECK-AM in Buffalo, New York. The sale of these assets represent a continuation of our strategy to dispose of individual radio stations with weaker broadcast signals, as we have in the past with the sales of WYNG-FM in Evansville, Indiana, WGNA-AM in Albany, New York, and WRUN-AM in Utica, New York.

•	As a result of lower long-term interest rates at the end of the year, we recorded an unrealized loss of approximately $6.5 million related to the interest rate swap agreements we have in place on the term loan portions of our credit agreement. In addition, we recorded a realized loss of approximately $2.2 million in 2008 related to lower short-term interest rates compared to our fixed interest rates.

•	We have continued to develop our Interactive initiative in 2008, which focuses on generating revenues through our stations’ websites. For the 2008 year, approximately 1.9% of Regent’s net revenue was generated by Interactive revenue. Our integrated selling effort, which combines the sale of our Interactive products with sales of our traditional broadcasting spots, contributed to the 204%

increase in Interactive revenue in 2008 compared to 2007. We anticipate that our economic benefits from this revenue source will increase in 2009 and beyond. In addition, in 2009, we anticipate developing Interactive revenue from new sources that are not affiliated with our radio stations. While we do not anticipate that this revenue will be material in 2009, we expect that it will increase in future years.

•	We are currently broadcasting 24 FM stations and two AM stations in digital, or high definition radio (HD Radio). We expended approximately $0.1 million in cash in 2008 on the conversion of one station to digital radio. The conversion to HD Radio will enable the stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services. The economic benefit, if any, to our stations that have converted to HD Radio currently cannot be measured. Any future economic benefit to our stations as a result of digital conversion is not known at this time.

•	On August 11, 2008, we received a notice from The Nasdaq Stock Market (“Nasdaq”) indicating that we had failed to comply with the minimum bid price requirement for continued listing set forth in Nasdaq Marketplace Rule 4450(a)(5) because the bid price of our common stock closed under $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Marketplace Rule 4450(e)(2), we were provided 180 calendar days, or until February 9, 2009, to regain compliance with the aforementioned rules. To regain compliance, the closing bid price of our common stock is required to remain at or above $1.00 per share for a minimum of 10 consecutive business days prior to the compliance deadline. Nasdaq’s notice further stated that in the event that we did not regain compliance with the bid price rule by February 9, 2009, our common stock could be delisted from The Nasdaq Global Market. Since the initial notice date, we have received subsequent notifications from Nasdaq that it has suspended enforcement of the bid price and market value of publicly held shares requirements through July 20, 2009. The effect of this suspension of enforcement will postpone Regent’s compliance deadline until November 10, 2009, unless additional extensions are granted by Nasdaq. In addition, Nasdaq Marketplace Rule 4450(a)(2) also require that companies must maintain a market value of at least $5 million for their publicly held shares. We currently do not meet such requirements, but have not received notice from Nasdaq of this deficiency due to the current suspension of the market value requirement. If we do not satisfy this requirement following the expiration of the Nasdaq suspension of enforcement, we expect that we would have 90 days to regain compliance following receipt of a delisting notice from Nasdaq.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our accounting estimates, the most significant of which include establishing allowances for doubtful accounts, allocating the purchase price of acquisitions, evaluating the realizability of our deferred tax assets, determining the recoverability of our long-lived assets, evaluating our goodwill and indefinite-lived intangible assets for impairment, and determining the fair value of our derivative financial instruments. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue recognition — We recognize revenue from the sale of commercial broadcast time to advertisers when the commercials are broadcast, subject to meeting certain conditions such as pervasive evidence that an arrangement exists, the price is fixed and determinable, and collection is reasonably assured. These criteria are generally met at the time an advertisement is broadcast, and the revenue is recorded net of advertising agency commissions.
Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We routinely review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received. A one percent change to our allowance as a percent of our outstanding accounts receivable balance at December 31, 2008 would cause a change in net income of approximately $0.1 million, net of tax.
Goodwill and Indefinite-Lived Intangible Assets — Our FCC licenses qualify as indefinite-lived intangible assets, and represent a significant portion of the assets on our balance sheet. We utilize the greenfield methodology for valuation of our FCC licenses, which allocates a start-up value to each station and employs a discounted cash flow methodology and accepted appraisal techniques. To test goodwill, we utilize a market multiple approach at the reporting unit level. Local economic conditions in each of our markets could impact whether an FCC license or goodwill is impaired, as a decrease or increase in market revenue could negatively or positively impact discounted cash flows. Other factors such as interest rates, the performance of the S&P 500, cash flow multiples, as well as capital expenditures, can affect the discounted cash flow analysis. In the event that there are no representative asset purchases or sale transactions to substantiate the fair value analysis utilized in the application of Statement of Financial Accounting Standards No. 142, we may defer to the fair value implied by Regent’s market capitalization to establish the fair value. To the extent that the carrying value exceeds the fair value of the assets, an impairment loss will be recorded in operating income or loss. A 1% to 5% decrease in expected cumulative cash flows with no further changes in assumptions would have resulted in approximately $1.5 million to $7.3 million of additional pre-tax impairment expense in 2008. A 1% increase in our weighted average cost of capital with no further changes in assumptions would have resulted in approximately $13.0 million of additional pre-tax impairment expense in 2008.
Allocation of Acquisition Purchase Price and Valuation of Acquired Intangible Assets — We believe the determination of the fair value of our acquired intangible assets is a critical accounting policy as their value is significant relative to our total assets. We apply various common valuation methods to determine the value of tangible assets, FCC licenses, and other intangible assets. The critical assumptions we use in the valuation of our intangible assets include assumptions about market growth, cash flow growth, multiples of cash flow, and other economic factors.
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
Deferred Tax Assets — At December 31, 2008, we had current and non-current net deferred tax assets of approximately $80.9 million before valuation allowance, the primary components of which are our intangible assets and net operating loss carryforwards. As a result of our anticipated failure to meet the required financial covenants in our credit agreement, the potential acceleration of the maturity of our debt creates uncertainty in our ability to continue as a going concern. Consequently, during the fourth quarter of 2008, we recorded a valuation allowance against substantially all of our net deferred tax assets due to our inability to conclude that it is more likely than not that the deferred tax assets will be realized. If it were determined that we would be able to utilize a portion of the net operating loss carryforwards that are currently reduced by a valuation allowance, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense.
Derivative Financial Instruments — We are a party to five interest rate swap agreements, which effectively convert approximately $155.2 million of our borrowings from a variable interest rate to a fixed rate of interest. Hedge accounting was not applied to these interest rate swap agreements. Consequently, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded as a component of operating loss in the Consolidated Statements of Operations and Comprehensive Loss. Fair value for derivative interest rate swap agreements is obtained from counterparties to the agreements and corroborated through estimates using internal discounted cash flow calculations based upon forward interest-rate yield curves, and considering the risk of non-performance by the parties to the contract. At December 31, 2008 and 2007, the Company had liabilities of approximately $11.0 million and $4.4 million, respectively, related to the swap agreements.
Effect of Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations,” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize all of the fair values of acquired assets, including goodwill, and assumed liabilities, with limited exceptions, even in instances where the acquirer has not acquired 100% of its target. SFAS 141R also requires that contingent consideration be measured at fair value at that acquisition date and included on that basis in the purchase price consideration. Under SFAS 141R, transaction costs would be expensed as incurred. SFAS 141R amends Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” to require the acquiring entity to recognize changes in the amount of its deferred tax benefits that are recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, based upon the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. We will apply this statement prospectively to business combinations that occur subsequent to January 1, 2009, except for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. During the third quarter of 2008, we expensed all acquisition-related costs for potential business combinations that were not consummated prior to the adoption of SFAS 141R.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and would be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. We will adopt SFAS 160 effective as of January 1, 2009, and do not anticipate a material impact on our financial position and results of operations.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures regarding: how and why an entity uses derivative instruments; how derivative instruments and related hedge items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. The Company will adopt SFAS 161 effective as of January 1, 2009, and will provide the appropriate required disclosures at that time.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Financial Accounting Standards No. 128, “Earnings per Share.” Under the guidance in FSP 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP 03-6-1 is effective on January 1, 2009 and prior-period earnings per share data will be adjusted retrospectively. We are currently evaluating the impact, if any, that the adoption of FSP 03-6-1 will have on our financial statements.
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

2008 Compared to 2007
     Results of continuing operations for the year ended December 31, 2008 compared to December 31, 2007 were impacted by several factors. Of primary significance was a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States, especially during the fourth quarter of 2008, but for certain advertiser categories, throughout the entire 2008 year. The impact of these poor economic conditions was offset partially by strong political revenues in 2008 compared to 2007 in certain of our markets.
Net Broadcast Revenues
     The radio industry overall experienced a 9% decrease in revenues in 2008 compared to 2007, according to the Radio Advertising Bureau (“RAB”). The RAB further indicated that in 2008, local revenues decreased 10% and national revenues decreased 12%. In 2008, our net broadcast revenue was derived from approximately 86% local revenue and 14% national revenue.
     Net broadcast revenues for Regent decreased 1.6%, to approximately $96.3 million in 2008 from approximately $97.9 million in 2007. The table below provides a summary of the net broadcast revenue variance for the comparable twelve-month periods (in thousands):
Net broadcast revenue variance:

	(Decrease)
	increase in net
	broadcast	%
	revenue	Change
Local revenue	$(1,248)	(1.6)%
National revenue	(1,588)	(13.8)%
Political revenue	1,320	224.1%
Barter revenue	(33)	(0.9)%
Other	(23)	(1.0)%

Net broadcast revenue variance	$(1,572)	(1.6)%

     Local revenue — The decrease of 1.6% in local revenue in 2008 compared to 2007 was due primarily to the effects on advertising spending of deteriorating economic conditions throughout the United States, which primarily affected us during the fourth quarter of 2008. Despite an economic downturn in most of the local economies in which we operated, certain of our markets experienced increases in local direct and agency advertising revenues, primarily our Bloomington, Illinois and Utica, New York markets. Bloomington benefited from strong agricultural advertising spending, while Utica benefited from strong sales initiatives for local direct and agency business. The overall declines in local direct and agency revenues were partially offset by increases in Interactive revenue and non-traditional event revenue. Interactive revenue increased by approximately $1.2 million in 2008, as we continued to develop our Interactive initiative during the year. Non-traditional revenues increased due to strong attendance at our Taste of Country event in our Buffalo, New York market and our Countryfest event in our Albany, New York market. Our Utica, New York market experienced higher non-traditional revenue in 2008 due to stronger attendance at several non-traditional revenue events over the prior year, in addition to rolling out a new non-traditional revenue event during the year.

     National revenue — National revenue decreased approximately $1.6 million in 2008, or 13.8%, compared to 2007. The decline in national revenue was seen across the majority of our broadcast markets, and was due primarily to the difficult economic conditions present during 2008, particularly during the fourth quarter. Three of our broadcast markets, Lafayette, Louisiana, Ft. Collins, Colorado, and Bloomington, Illinois, saw increases in their national revenue in the 2008 year. Ft. Collins and Lafayette benefited from stronger station ratings, which led to more national advertising for their stations. Bloomington reclaimed several large national accounts that had not advertised on the stations during the 2007 year.
     Political revenue — Political revenue increased approximately $1.3 million in 2008 compared to 2007. The largest increases were seen in our Ft. Collins, Colorado, Buffalo, New York, and St. Cloud, Minnesota markets. Ft. Collins saw an influx of political advertising revenue for state ballot propositions and initiatives, as well as for federal senate and congressional races, while Buffalo benefited from local and state governmental races and ballot initiatives. St. Cloud saw increased political advertising due to a strongly-contested U.S. Senate race, in addition to local government races and ballot initiatives.
Station Operating Expenses
     Station operating expenses decreased 2.7%, to approximately $61.4 million in 2008 from approximately $63.1 million in 2007. The table below provides a summary of the station operating expense variance for the comparable twelve-month periods (in thousands):
Station operating expense variance:

	Decrease
	(increase) in
	station operating	%
	expense	Change
Technical expense	$155	4.4%
Programming expense	383	2.2%
Promotion expense	1,136	34.9%
Interactive expense	(522)	(71.0)%
Sales expense	549	2.8%
Administrative expense	(3)	(0.0)%
Barter expense	8	0.2%

Station operating expense variance	$1,706	2.7%

     Technical expense — Technical expenses decreased approximately 4.4%, due primarily to fewer equipment repair costs and associated outside consulting fees, as well as fewer software fees. These decreases were partially offset by higher utility expenses during the period.
     Programming expense — Programming expense decreased by approximately 2.2% during 2008. The decrease was due to a combination of salary savings, primarily in our Evansville, Indiana market, where we began broadcasting a syndicated program for the morning drive on one of our stations, and reduced outside consulting and research projects during the year. These savings were partially offset by increased music license fees in the majority of our broadcast markets.

     Promotion expense — Promotion expense decreased 34.9% compared to the 2007 year, primarily due to lower levels of promotional spending for television time, billboards, contests, direct mail promotions and promotional products, as we continued to manage our discretionary costs in response to challenging economic conditions.
     Interactive expense — Interactive expense increased 71.0% during 2008, as our Interactive initiative continued its growth trend. The largest increases in 2008 were in salaries and commissions, as the majority of our markets employed Interactive sales managers and program directors for the full 2008 year, and incurred more commission expense due to increased revenues.
     Sales expense — During 2008, sales expense decreased 2.8%. The decrease was due primarily to lower commissions, bonuses and national representation fees associated with lower revenue levels in 2008. These savings were partially offset by increased event costs for several of our non-traditional events in 2008 and increased rating service fees.
Depreciation and Amortization
     Depreciation and amortization expense of approximately $4.2 million in 2008 decreased by 16.6% from approximately $5.0 million for the 2007 year. The decrease is due primarily to $0.8 million of amortization expense for acquired advertising contracts during the first quarter of 2007 related to the acquisition of the Buffalo, New York stations in 2006. The advertising contracts were fully amortized as of March 31, 2007. The remaining change in expense was due to decreased depreciation expense of approximately $0.1 million during 2008, as many assets acquired through our purchases of the Grand Rapids, Michigan and Albany, New York broadcast markets are now fully depreciated. The decreases in Grand Rapids and Albany were partially offset by increased depreciation expense for our newly-remodeled broadcast facility in our Evansville, Indiana market.
Corporate General and Administrative Expenses
     Corporate general and administrative expense of approximately $6.9 million in 2008 decreased approximately 5.8% or $0.4 million from approximately $7.3 million in 2007. The reduction was caused primarily by: decreased non-cash expense related to the Company’s deferred compensation match, caused by a decline in the value of the plan’s assets; savings in business travel expenses; savings in connectivity charges; and reduced bonus expense based upon the Company’s operating results compared to its established goals. These savings were offset partially by increased salaries and non-cash stock compensation expense related to the issuance of nonvested shares of Regent common stock.
Activist Defense Costs
     In the third quarter of 2007, we incurred approximately $0.6 million in legal and other costs related to the settlement of a stockholder activist lawsuit. Further information pertaining to this matter was filed on the Company’s Form 8-K dated September 14, 2007. No activist defense costs were incurred in 2008.
Impairment of Indefinite-Lived Intangible Assets and Goodwill
     Based on deteriorating national economic conditions and volatility in the equity markets, we performed an analysis for potential impairment of our indefinite-lived intangible assets and goodwill during the third quarter of 2008. Based primarily upon declining radio station transaction multiples, decreases in our common stock price, and changes in the cost of capital, we determined that the fair value of goodwill and FCC licenses for certain of our broadcast markets was less than the carrying values recorded in our financial statements. Consequently, we recorded estimated pre-tax impairment charges of approximately $67.5 million against FCC licenses and goodwill during the third quarter of 2008. During the fourth quarter of 2008, we finalized our analysis, with no significant changes to the amount of impairment recorded. Also, no further impairment charges were recorded during our annual testing of indefinite-lived intangible assets and goodwill during the fourth quarter of 2008. In 2007, we recorded impairment of FCC licenses and goodwill of approximately $163.6 million.
(Gain) Loss on Sale of Radio Stations
     During the first quarter of 2008, we disposed of WTMM-AM in Albany, New York and WECK-AM in Buffalo, New York. The sale of the stations did not qualify for discontinued operations treatment under the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). We recorded a gain of approximately $0.5 million on the sale of these stations.
Interest Expense
     Interest expense decreased to approximately $11.8 million in 2008 from approximately $16.8 million in 2007. The $5.0 million decrease was due primarily to a decrease in average interest rates during 2008 compared to 2007. A reduction in average outstanding borrowings under our credit agreement also contributed to the decrease in interest expense, as we repaid outstanding debt under the agreement with proceeds from the sale of several radio properties during the first quarter of 2008, and with cash provided by our operations. Our average debt level in 2008 was approximately $193.3 million, compared to approximately $212.5 million in 2007.
Realized and Unrealized (Loss) Gain on Derivatives
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized (loss) gain on derivatives in the Consolidated Statements of Operations and Comprehensive Loss. We recorded approximately $6.5 million of unrealized loss related to the change in the fair value of the swaps during the 2008 year, compared to approximately $6.2 million of unrealized loss for the 2007 year. Additionally, we recorded approximately $2.2 million of realized loss during 2008 related to the unfavorable swap fixed rates compared to market rates during the period. For the 2007 year, we recorded approximately $1.0 million of realized gain due to the favorable swap fixed rates compared to market rates during the period.
Impairment of Notes Receivable
     During the third quarter of 2008, we recorded an other-than-temporary impairment loss of approximately $1.0 million on an investment in notes receivable and associated interest receivable due to changing market conditions potentially affecting the collectibility of the investment.

Income Taxes
     We recorded income tax expense of approximately $54.4 million in 2008, which represented a negative 83.7% effective rate. The rate includes a tax benefit at a 34% federal rate and a state tax benefit of approximately 4.4%, offset by an increase in the valuation allowance of 120.0% and 2.1% of other permanent item adjustments. We recorded an income tax benefit on the loss from continuing operations of approximately $60.6 million in 2007, which represented a 37.1% effective rate. The rate included a tax benefit at a 34% federal rate and a state tax benefit of approximately 3.9%, offset by other permanent item adjustments, primarily related to the write-off of non tax-deductible goodwill, of 0.8%.
     During the third quarter of 2008, we recorded $5.8 million of valuation allowance against our federal and state net operating loss carryforwards expiring in years 2017 through 2021, based on insufficient future taxable income during those years. As a result of our anticipated failure to meet the required financial covenants in our credit agreement at March 31, 2009, the potential acceleration of the maturity of our debt creates uncertainty in our ability to continue as a going concern. Consequently, during the fourth quarter of 2008, we recorded an additional valuation allowance of approximately $73.3 million, as were unable to conclude that it is more likely than not that our deferred tax assets will be realized, given this uncertainty. The additional valuation allowance recorded included approximately $26.0 million for net operating loss carryforwards expiring in years 2022 through 2028.
     We have cumulative gross federal and state tax loss carryforwards of approximately $149.5 million at December 31, 2008, which expire in the years 2009 through 2028. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.
Discontinued Operations
     We applied the provisions of SFAS 144 to the sale of our Watertown, New York market in 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2008 and December 31, 2007 (in thousands):

	2008	2007
Net broadcast revenue	$182	$2,410
Station operating expense	156	1,739
Depreciation and amortization expense	—	91
Allocated interest expense	15	145
Gain on sale of radio stations	(638)	(49)

Gain before income taxes	649	484
Income tax expense	(238)	(188)

Net income	$411	$296

Same Station Results
     Our revenues are produced exclusively by our radio stations and their related internet websites. While acquisitions and dispositions have affected the comparability of our 2008 operating results to those of 2007, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those quarters. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating loss, net loss, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2008 and 2007 are listed in the table below (in thousands):

Quarter 1	2008	2007
(62 stations in 13 markets)	Net	Net	%
	Revenue	Revenue	Change
Net broadcast revenue	$20,833	$21,508
Less:
Non-same station results (1)	27	89
Barter effect	688	764

Same station net broadcast revenue	$20,118	$20,655	(2.6)%

(1)	Non-same station results represent the net cash revenues of stations that were not owned or operated for the entire five-quarter period ended March 31, 2008.
     Same station net revenue decreased 2.6% in the first quarter of 2008 compared to the same period of 2007. The change is due primarily to decreases in local and national revenue in our Albany and Buffalo, New York markets as a result of local economic conditions and decreased advertising budgets during the quarter for national advertisers. The decreases at these markets were partially offset by increases in several of our other markets, including our Grand Rapids, Michigan, Bloomington, Illinois, El Paso, Texas, and Utica, New York markets. Grand Rapids benefited from strong national advertising in the market, increases in Interactive sales, and increased revenue from our syndicated “Free Beer & Hot Wings” morning show. Our Bloomington market experienced increased agricultural advertising during the period. Our El Paso market benefited from a rebound in local advertising revenue during the first quarter of 2008 after declines in the same quarter of the previous year. Our Utica market saw increases in local advertising revenue during the quarter due to strong sales programs aimed at attracting local advertisers. Additionally, both El Paso and Utica benefited from increases in political revenue during the quarter.

Quarter 2	2008	2007
(62 stations in 13 markets)	Net	Net	%
	Revenue	Revenue	Change
Net broadcast revenue	$26,482	$25,736
Less:
Non-same station results (1)	—	107
Barter effect	919	819

Same station net broadcast revenue	$25,563	$24,810	3.0%

(1)	Non-same station results represent the net cash revenues of stations that were not owned or operated for the entire five-quarter period ended June 30, 2008.
     Same station net revenue increased 3.0% in the second quarter of 2008 compared to the same period in 2007, due primarily to the scheduling of certain non-traditional revenue events during the second quarter that had previously been held in the third quarter of 2007.

Quarter 3	2008	2007
(62 stations in 13 markets)	Net	Net	%
	Revenue	Revenue	Change
Net broadcast revenue	$25,328	$25,729
Less:
Non-same station results (1)	—	90
Barter effect	825	900

Same station net broadcast revenue	$24,503	$24,739	(1.0)%

(1)	Non-same station results represent the net cash revenues of stations that were not owned or operated for the entire five-quarter period ended September 30, 2008.
     Same station net revenue decreased 1.0% in the third quarter of 2008 compared to the same period in 2007, due primarily to the scheduling of certain non-traditional revenue events during the second quarter of 2008 that had previously been held in the third quarter of 2007. The decrease was offset by increased political revenue during the quarter, primarily in our Ft. Collins, Colorado, and Buffalo, New York markets.

Quarter 4	2008	2007
(62 stations in 13 markets)	Net	Net	%
	Revenue	Revenue	Change
Net broadcast revenue	$23,697	$24,939
Less:
Non-same station results (1)	—	44
Barter effect	1,131	1,113

Same station net broadcast revenue	$22,566	$23,782	(5.1)%

(1)	Non-same station results represent the net cash revenues of stations that were not owned or operated for the entire five-quarter period ended December 31, 2008.
     Same station net broadcast revenue decreased 5.1% in the fourth quarter of 2008 compared to the same period in 2007. Traditional local radio spot revenue decreased 6.0% across all markets during the quarter, but was offset partially by increases in Interactive revenue and non-traditional revenues. National revenue decreased 25.5% in the fourth quarter of 2008 compared to the same 2007 period, as difficult economic conditions drove down demand from national advertisers. Political revenue increased by 189.1% during the fourth quarter of 2008 due to the effects of numerous local, state and federal political races and ballot initiatives.
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

Net Broadcast Revenues
     The radio industry overall experienced a 2.0% decrease in revenues in 2007 compared to 2006, according to the RAB. The RAB further indicated that in 2007, local revenues decreased 2.0%, national revenues decreased by 6.0% and network revenues increased 4.0%. In 2007, our net broadcast revenue was derived from approximately 85% local revenue and 15% national revenue.
     Net broadcast revenues for Regent increased 18.4% to approximately $97.9 million in 2007 from approximately $82.7 million in 2006. The table below provides a summary of the net broadcast revenue variance for the comparable twelve-month periods (in thousands):
Net broadcast revenue variance:

	Increase
	(decrease) in net
	broadcast	%
	revenue	Change
Local revenue	$13,152	19.7%
National revenue	1,992	21.0%
Political revenue	(1,040)	(64.0)%
Barter revenue	486	15.6%
Other	616	33.8%

Net broadcast revenue variance	$15,206	18.4%

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
Station Operating Expenses
     Station operating expenses increased 13.9%, to approximately $63.1 million in 2007 from approximately $55.3 million in 2006. The table below provides a summary of the station operating expense variance for the comparable twelve-month periods (in thousands):

Station operating expense variance:

	Increase in
	station operating	%
	expense	Change
Technical expense	$(626)	(21.6)%
Programming expense	(1,795)	(11.4)%
Promotion expense	(91)	(2.9)%
Interactive expense	(735)	N/M
Sales expense	(3,269)	(19.9)%
Administrative expense	(862)	(6.2)%
Barter expense	(338)	(10.6)%

Station operating expense variance	$(7,716)	(13.9)%

N/M — Calculation is not meaningful as the Company began its Interactive initiative in 2007.
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

Corporate General and Administrative Expenses
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
Impairment of Indefinite-Lived Intangible Assets and Goodwill
     In conjunction with our 2007 annual impairment testing of goodwill and indefinite-lived intangible assets, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. As a result, we recorded an impairment charge of approximately $163.6 million in the fourth quarter of 2007. The FCC license and goodwill impairment was due to a combination of factors, including the adjustment of certain metrics used to measure the discounted cash flow utilized in the valuation, and the adjustment of cash flow multiples to reflect industry conditions at that time. In 2006, we recorded impairment of FCC licenses and goodwill of approximately $48.4 million, which included $4.7 million of impairment expense that had been reclassified to discontinued operations.
(Gain) Loss on Sale of Radio Stations
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
Interest Expense
     Interest expense increased to approximately $16.8 million in 2007 from approximately $7.5 million in 2006. The increase in interest expense was due to a combination of higher average interest rates and increased average outstanding balances under our credit agreement during 2007. Interest expense in 2006 included a non-cash charge of approximately $0.7 million in the fourth quarter from the write-off of deferred financing costs related to our previous credit agreement. Interest rates increased due to increases in LIBOR rates, as well as higher margins applicable to borrowings under our current credit agreement. The higher outstanding debt levels during the 2007 year were due primarily to borrowings made under our current credit agreement to fund the purchase of our Buffalo, New York stations during the fourth quarter of 2006. Our average debt level in 2007 was approximately $212.5 million, compared to approximately $104.6 million in 2006.
Realized and Unrealized (Loss) Gain on Derivatives
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the

Applicable Margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized (loss) gain on derivatives in the Consolidated Statements of Operations and Comprehensive Loss. We recorded approximately $6.2 million of unrealized loss related to the change in the fair value of the swaps during the 2007 year, compared to approximately $1.7 million of unrealized gain for the 2006 year. For the 2007 and 2006 years, we recorded approximately $1.0 million and $0.1 million of realized gains, respectively, due to the favorable swap fixed rates compared to market rates during the periods.
Income Taxes
     We recorded an income tax benefit on loss from continuing operations of approximately $60.6 million in 2007, which represented a 37.1% effective rate. The rate included a tax benefit at a 34% federal rate and a state tax benefit of approximately 3.9%, offset by other permanent item adjustments, primarily related to the write-off of non tax-deductible goodwill, of 0.8%. We recorded an income tax benefit of approximately $14.4 million in 2006 on loss from continuing operations, which represented a 39.1% effective rate. The rate included a tax benefit at a 34% federal rate, a state tax benefit of 5.0%, and miscellaneous adjustments of 0.1%.
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
     We had cumulative gross federal and state tax loss carryforwards of approximately $116.8 million at December 31, 2007, with expiration dates in the years 2008 through 2027. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.
Discontinued Operations
     We applied the provisions of SFAS 144 to the sale of our Watertown, New York market and the sale of our Chico and Redding, California markets in 2006, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2007 and December 31, 2006 (in thousands):

	2007	2006
Net broadcast revenue	$2,410	$8,292
Station operating expense	1,739	6,773
Depreciation and amortization expense	91	356
Allocated interest expense	145	367
Impairment of indefinite-lived intangible assets	—	4,700
Other income, net	—	(1)
(Gain) loss on sale of radio stations	(49)	206

Gain (loss) before income taxes	484	(4,109)
Income tax (expense) benefit (1)	(188)	35

Net income (loss)	$296	$(4,074)

(1)	The income tax benefit in 2006 includes approximately $1.5 million of income tax expense related to the write-off of non-deductible goodwill associated with the Chico and Redding, California disposals.
LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     Due to a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States, we anticipate that our Maximum Consolidated Leverage Ratio calculation will exceed the level allowed under the terms of our credit agreement at March 31, 2009. Failure to meet the financial ratios contained in the credit agreement could result in the acceleration of the maturity of our outstanding debt to currently payable. Consequently, the Report of Independent Registered Public Accounting Firm issued by our auditors contains an explanatory paragraph regarding the uncertainty in our ability to repay such debt and continue as a going concern if amounts owed under the credit agreement were required to be repaid currently. Under the terms of our credit agreement, any audit report containing such going concern language constitutes a default under the agreement. Accordingly, all debt outstanding under our credit agreement has been reclassified to currently payable in our consolidated financial statements. In addition, a valuation allowance has been recorded on substantially all of our deferred tax assets, as we are unable to conclude that it is more likely than not that the assets will be realized, given the uncertainty in our ability to continue as a going concern. We are currently in negotiations with our lenders to amend the terms of our credit agreement to increase the Maximum Consolidated Leverage Ratio and modify certain other covenants in order to regain compliance with the terms of the agreement.
     Excluding the effect of any potential acceleration of long-term debt to current, we believe that the cash generated from operations and available cash on hand will be sufficient to meet our requirements for corporate expenses, capital expenditures and scheduled debt repayments over the next 12 months. While we expect the long-term liquidity of the Company to be strong, as radio stations typically do not have large capital requirements, we expect that at the end of the life of our credit agreement in 2013 we will need to refinance the outstanding debt on terms subject to market conditions at that date.

     Historically, we have focused on acquiring radio stations in new broadcast markets and expanding or strengthening our presence in our existing markets. However, due to our current debt covenant compliance issues, as well as existing market and general economic conditions, we are currently focused on reducing our leverage ratio. We may continue to evaluate opportunities to acquire suitable broadcast targets at acceptable prices based on the availability of public or private capital at satisfactory terms at future dates.
     On an ongoing basis, corporate and market-level management monitor costs incurred in the operation of our broadcast markets. This oversight allows us to respond quickly to changes in national and local economic conditions, and to evaluate potential cost savings within each station cluster and implement appropriate cost control measures to optimize station operating performance. During this economic downturn, we will continue to focus on operating our stations as profitably as possible, while still maintaining initiatives to ensure our long-term growth.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $109.2 million of our current outstanding loan balance from variable-rate to fixed-rate debt and two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert $46.0 million from variable-rate to fixed-rate debt. During 2008, we realized a loss of approximately $2.2 million related to these agreements as a result of lower market interest rates compared to our fixed rates. We do not anticipate any material realized gains related to our interest rate swap agreements in 2009, as variable interest rates continue to be lower than our fixed rates under the swap agreements.
     In the first quarter of 2008, we completed three dispositions of non-strategic assets: the sale of four stations in Watertown, New York for approximately $6.3 million in cash; the sale of WTMM-AM in our Albany, New York market for approximately $0.9 million in cash; and the sale of WECK-AM in our Buffalo, New York market for approximately $1.3 million in cash. We used the net proceeds from these dispositions to pay down borrowings under our credit agreement.
     Our cash and cash equivalents balance at December 31, 2008 was approximately $1.1 million compared to approximately $1.4 million at December 31, 2007. Cash balances between years fluctuate due to the timing of when monies are received and expenditures are made. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to pay down our revolving credit agreement.
     Our liquidity continues to be supported by the effectiveness of our credit policies and procedures, which has enabled the Company to keep write-offs of accounts receivable to approximately 0.6% of net revenue or lower in the last three years.
Cash Requirements
     The Term B Loan commitment and Term A Loan commitment began scheduled payment reductions on March 31, 2007 and March 31, 2008, respectively. Due to the reclassification in our consolidated financial statements of the outstanding debt under our credit agreement to currently payable, repayments under the credit agreement are approximately as follows (in thousands):

				Total
	Term A Loan	Term B Loan	Revolver	Paydowns
2009	$46,013	$109,165	$29,950	$185,128

In the event our lenders would not accelerate the payment terms of our outstanding debt under the credit agreement, repayments would be required based upon the schedule detailed under the section 2008 Sources and Uses of Fund.
2008 Sources and Uses of Funds
     Sources of Funds
     In 2008, our sources of cash, derived primarily from a combination of cash provided by operating activities, cash received from the sale of stations and borrowings under our credit agreement, were used to fund various investing and financing transactions totaling approximately $33.8 million.
     Net cash provided by operating activities increased approximately 13.0% in 2008 to approximately $15.4 million, compared to $13.6 million in 2007. The $1.8 million increase was due primarily to lower interest expense costs as a result of lower interest rates and outstanding debt balances, offset partially by realized cash losses on our interest rate swap agreements.
     Net cash provided by investing activities was approximately $5.6 million in 2008, compared to approximately $7.6 million used in investing activities in 2007. During the first quarter of 2008, the sale of our four Watertown stations and one station in each of our Albany and Buffalo, New York markets provided approximately $7.9 million of net cash proceeds. During 2007, we expended approximately $4.6 million for the purchase of WBZZ-FM (formerly WNYQ-FM) in Albany, New York.
     At December 31, 2008, we reclassified all outstanding balances under our credit agreement to currently payable, as our lenders may, at their discretion, accelerate the payments of the outstanding amounts to current, due to our failure to comply with certain covenants of the credit agreement. However, it is not certain that our lenders will require such amounts to be accelerated. Accordingly, we are providing the information below with regard to certain terms and conditions contained within our credit agreement in the event the debt is not required to be repaid currently.
     Under the terms of our credit agreement, our lenders have made available to us a senior secured credit agreement in the maximum aggregate initial principal amount of $240.0 million, consisting of a Senior Secured Term B Loan Facility (Term B Loan) in the aggregate initial principal amount of $115.0 million, a Senior Secured Revolving Credit Agreement in the aggregate principal amount of $75.0 million, and a Term A Loan Facility (Term A Loan) in the aggregate initial principal amount of $50.0 million. The credit agreement includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. The credit agreement also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility. Borrowings under the incremental facility may be priced differently than the original term and revolving loans. The credit agreement is available for working capital, permitted acquisitions, including related acquisition costs, and general corporate purposes.
     Commencing March 31, 2007, we were required to make quarterly repayments of the amounts borrowed under the Term B Loan, which amount is currently set at approximately $278,000 per quarter, until November 21, 2013, at which date any remaining amounts outstanding under the loan are due and payable. Borrowings under the Term A Loan must be repaid in 24 quarterly installments, which repayment commenced March 31, 2008. Repayments began at 1.25% of the outstanding principal amount, which percentage increases to a maximum of approximately 6.05% of the original principal amount, until the final payment date of November 21, 2013. No repayments are required under the revolving facility until the termination of the credit agreement on November 21, 2013.
     In addition to regularly scheduled debt repayments, we may also be subject to prepayments of borrowings under our credit agreement for excess cash flow generated by the Company. Excess cash flow is calculated as the excess of the sum of consolidated EBITDA plus or minus the annual change in working capital (excluding cash and cash equivalent amounts included in current assets and any debt owed under the credit agreement and included in current liabilities), less the sum of consolidated fixed charges, voluntary permanent repayments of outstanding balances and $1,000,000. The necessity and amounts of calculated prepayments are based upon the Company’s consolidated leverage ratio at the end of each calendar year preceding the calculation date, and commenced April 30, 2008 and continue for each April 30 thereafter that we have borrowings under the credit agreement. The percentage of excess cash flow required to be repaid is as follows:

Excess cash
flow
Consolidated leverage ratio	percentage
Greater than 6.75:1.00	75%
5.00:1.00 to 6.74:1.00	50%
Less than 5.00:1.00	0%
     Any required prepayments are applied to the principal of the outstanding borrowings on a pro rata basis, with a resulting permanent reduction of available commitment for both the Term A and Term B portions of the credit agreement. Available commitment under the revolving agreement is not affected by any required excess cash flow prepayments. In April 2008, we were required to permanently repay borrowings under the Term A Loan and Term B Loan portions of our credit agreement based upon the calculation of excess cash flow generated by our operations. Based on this calculation, we repaid approximately $3.6 million of borrowings under our Term B Loan and approximately $1.5 million of borrowings under our Term A Loan. We used borrowings from our revolving facility to fund the required repayments.
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
     Effective February 23, 2007, we entered into an amendment to our credit agreement. The material terms of the amendment were a reduction of the Applicable Margin on Base Rate and Eurodollar Loans under the credit agreement to 2.25% for Eurodollar Loans and 0.75% for Base Rate Loans under the Term B Loan of the facility.

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
     Under the terms of the credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. The Maximum Consolidated Leverage Ratio was 6.75:1.00 at December 31, 2008. The ratio will decrease to 6.50:1.00 at April 1, 2009 and will be 6.00:1.00 at December 31, 2009. Over the remaining four-year period, the Maximum Consolidated Leverage Ratio will decrease to 4.50:1.00. The Minimum Consolidated Interest Coverage Ratio was 1.75:1.00 at December 31, 2008 and increases to 2.00:1.00 in October 2009, at which point such leverage remains throughout the remaining life of the credit agreement. We must maintain a Minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00 throughout the entire term of the credit agreement.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $109.2 million from variable-rate to fixed-rate debt. The swap agreements became effective on December 6, 2006 and expire December 31, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.72%, plus applicable margin. In addition, we also have two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert approximately $46.0 million from variable-rate to fixed-rate debt. The swap agreements became effective on December 15, 2006 and expire December 15, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.83%, plus applicable margin.
     At December 31, 2008, we had borrowings under the credit agreement of approximately $185.1 million, comprised of approximately $109.2 million under our Term B Loan, a $46.0 million Term A Loan, $29.9 million of revolver borrowings, and available borrowings of approximately $45.0 million, subject to the terms and conditions of the facility. Subsequent to December 31, 2008, we borrowed approximately $9.5 million under the revolving portion of our credit agreement, leaving available borrowings of approximately $35.5 million. Borrowings under the credit agreement bore interest at an average rate of 3.44% and 7.01% at December 31, 2008 and December 31, 2007, respectively. Our weighted-average interest rate for the year ended December 31, 2008 and December 31, 2007 was 5.62% and 7.49%, respectively. We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit agreement. The underwriting commitment varies between 0.25% and 0.50% depending upon the amount of the credit agreement utilized.
     Uses of Funds
     In 2008, we utilized our sources of cash primarily to repay borrowings under our credit agreement and fund capital expenditures.

     Cash flows used in financing activities were approximately $21.3 million in 2008 compared to approximately $8.8 million in 2007. The change in financing activities primarily reflects the pay down of debt in 2008 with proceeds from the sale of radio stations.
     We funded capital expenditures of approximately $2.4 million in 2008 compared to approximately $3.1 million in 2007. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $1.1 million in 2008 compared to $2.1 million in 2007. We incurred expenditures of approximately $0.1 million related to the conversion of one AM radio station to HD technology in early 2009, compared to $1.0 million related to the conversion of nine of our FM radio stations to HD technology in 2007. We also incurred approximately $1.2 million in 2008 related to our Evansville, Indiana consolidation project, where we built an operating facility with sufficient space to accommodate all of our Evansville radio stations, which were originally purchased from two separate sellers. We expect 2009 capital expenditures to be approximately $2.0 million in total for maintenance capital expenditures and HD conversions.
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
Off-Balance Sheet Financing Arrangements
     On June 15, 2008, 140,000 warrants entitling holders to purchase shares of Regent’s common stock at a price of $5.00 per share, expired unexercised. These warrants were previously issued in 1998 in connection with the Series A, B, and F convertible preferred stock.
     We have no other off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable interest rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our current credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, which effectively converted $165.0 million of our variable-rate debt outstanding at that date under the credit agreement to a fixed rate. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus applicable margin. Based on our exposure to variable rate borrowings at December 31, 2008, a one percent change in the weighted average interest rate would change our annual interest expense by approximately $300,000.

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
     Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, Regent has assessed as of December 31, 2008, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
     This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report regarding internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K. In addition, this report by management regarding internal control over financial reporting is specifically not incorporated by reference into this Annual Report on Form 10-K or into any other filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

March 31, 2009

/s/ William L. Stakelin William L. Stakelin, Chief Executive Officer

/s/ Anthony A. Vasconcellos Anthony A. Vasconcellos, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Regent Communications, Inc.:
We have audited the accompanying consolidated balance sheets of Regent Communications, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the accompanying index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying consolidated financial statements for the year ended December 31, 2008, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the uncertainty surrounding the Company’s ability to remain compliant with certain debt covenants throughout 2009 and the possibility that payment of the debt will be accelerated raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.
/s/ Deloitte & Touche LLP
Cincinnati, Ohio
March 31, 2009

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Broadcast revenues, net of agency commissions of $10,044, $10,291 and $8,924 for the years ended December 31, 2008, 2007 and 2006, respectively	$96,340	$97,912	$82,706

Station operating expenses	61,358	63,064	55,348
Depreciation and amortization	4,157	4,982	4,994
Corporate general and administrative expenses	6,876	7,296	6,743
Activist defense costs	—	599	—
Impairment of indefinite-lived intangible assets and goodwill	67,522	163,600	43,698
Local marketing agreement fee	—	—	1,716
(Gain) loss on sale of radio stations	(507)	—	1,585
Loss on sale of long-lived assets and other	267	52	87

Operating loss	(43,333)	(141,681)	(31,465)

Interest expense	(11,818)	(16,757)	(7,503)
Realized and unrealized (loss) gain on derivatives	(8,717)	(5,155)	1,770
Impairment of note receivable and other, net	(1,145)	162	242

Loss from continuing operations before income taxes	(65,013)	(163,431)	(36,956)

Income tax (expense) benefit	(54,389)	60,561	14,434

Loss from continuing operations	(119,402)	(102,870)	(22,522)

Discontinued operations:
Results from operations of discontinued operations, net of income taxes	7	266	(2,449)
Gain (loss) on sale of discontinued operations, net of income taxes	404	30	(1,625)

Gain (loss) on discontinued operations, net of income taxes	411	296	(4,074)

NET LOSS	(118,991)	(102,574)	(26,596)
Other comprehensive loss, net of tax:
Net unrealized loss on cash flow hedge	—	—	(94)

NET COMPREHENSIVE LOSS	$(118,991)	$(102,574)	$(26,690)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(3.07)	$(2.69)	$(0.57)
Discontinued operations	0.01	0.01	(0.10)

Net loss	$(3.06)	$(2.68)	$(0.67)

Weighted average number of common shares used in basic and diluted calculation	38,872	38,308	39,807
The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	DECEMBER 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,094	$1,391
Accounts receivable, net of allowance of $527 and $651 at December 31, 2008 and 2007, respectively	13,914	15,685
Assets held for sale	156	6,429
Other current assets	1,716	2,308

Total current assets	16,880	25,813

Property and equipment, net	32,651	34,554
Intangible assets, net	135,252	202,067
Goodwill	18,392	19,272
Deferred tax assets	—	53,774
Other assets	2,109	3,770

Total assets	$205,284	$339,250

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$185,128	$3,650
Accounts payable	1,329	1,495
Accrued compensation	1,399	1,765
Other current liabilities	4,010	5,265

Total current liabilities	191,866	12,175

Long-term debt, less current portion	—	202,700
Other long-term liabilities	13,544	6,761

Total liabilities	205,410	221,636

Commitments and Contingencies (Note 13)

Stockholders’ (deficit) equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 49,151,642 and 48,615,192 shares issued at December 31, 2008 and 2007, respectively	492	486
Treasury stock, 9,169,465 and 9,745,095 shares, at cost at December 31, 2008 and 2007, respectively	(49,203)	(51,970)
Additional paid-in capital	346,973	348,495
Accumulated deficit	(298,388)	(179,397)

Total stockholders’ (deficit) equity	(126)	117,614

Total liabilities and stockholders’ (deficit) equity	$205,284	$339,250

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(118,991)	$(102,574)	$(26,596)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of indefinite-lived intangible assets and goodwill	67,522	163,600	48,398
Depreciation and amortization	4,157	5,073	5,349
Provision for doubtful accounts	446	286	632
Deferred income tax expense (benefit)	54,326	(60,590)	(14,572)
Write-off of unamortized deferred finance costs	—	—	742
Non-cash interest expense	582	556	348
Non-cash charge for compensation	1,155	1,124	819
Unrealized loss (gain) on derivatives	6,540	6,150	(1,710)
(Gain) loss on sale of radio stations, net	(1,155)	(49)	1,791
Loss on sale of long-lived assets	179	52	86
Impairment of note receivable and other, net	996	(105)	44
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	1,380	458	(4,000)
Other assets	21	(309)	(98)
Current and long-term liabilities	(1,772)	(60)	1,354

Net cash provided by operating activities	15,386	13,612	12,587

Cash flows from investing activities:
Acquisitions of radio stations, acquisition-related costs, and escrow deposits on pending acquisitions, net of cash acquired	—	(4,630)	(137,798)
Capital expenditures	(2,375)	(3,064)	(2,787)
Proceeds from the sale of radio stations	7,888	—	20,875
Proceeds from sale of long-lived assets and other	136	67	11

Net cash provided by (used in) investing activities	5,649	(7,627)	(119,699)

Cash flows from financing activities:
Proceeds from issuance of common stock	71	165	168
Proceeds from borrowings of long-term debt	10,000	5,500	258,300
Principal payments on long-term debt	(31,222)	(14,150)	(127,750)
Payment of financing costs	—	(175)	(2,906)
Treasury stock purchases	(68)	(84)	(17,194)
Repayment of capital lease obligations	(113)	(100)	(102)

Net cash (used in) provided by financing activities	(21,332)	(8,844)	110,516

Net (decrease) increase in cash and cash equivalents	(297)	(2,859)	3,404
Cash and cash equivalents at beginning of year	1,391	4,250	846

Cash and cash equivalents at end of year	$1,094	$1,391	$4,250

Supplemental schedule of non-cash investing and financing activities:

Capital lease obligations for property and equipment	$61	$221	$108

Note receivable for sale of radio stations	$—	$—	$925

Accrued capital expenditures	$37	$108	$49

Supplemental data:
Cash paid for interest	$11,542	$16,646	$6,103

Cash paid for income taxes	$124	$184	$103

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share amounts)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common	Treasury	Paid-In	Accumulated	Comprehensive	(Deficit)
	Stock	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2005	$481	$(36,774)	$348,401	$(50,146)	$94	$262,056

Issuance of 258,300 nonvested shares, net of forfeitures	2	—	310	—	—	312
Issuance of 113,819 shares of treasury stock for 401(k) match	—	604	(129)	—	—	475
Issuance of 48,837 shares of treasury stock for employee stock purchase plan	—	265	(97)	—	—	168
Purchase of 3,640,113 shares of treasury stock	—	(17,194)	—	—	—	(17,194)
Stock-based compensation expense related to employee stock purchase plan	—	—	33	—	—	33
Net loss	—	—	—	(26,596)	—	(26,596)
Other comprehensive loss, net of tax	—	—	—	—	(94)	(94)

Balance, December 31, 2006	483	(53,099)	348,518	(76,742)	—	219,160

Cumulative effect of FIN 48 adoption	—	—	—	(81)	—	(81)
Issuance of 270,900 nonvested shares, net of forfeitures	3	—	(3)	—	—	—
Amortization of nonvested shares	—	—	508	—	—	508
Issuance of 160,449 shares of treasury stock for 401(k) match	—	826	(336)	—	—	490
Issuance of 76,443 shares of treasury stock for employee stock purchase plan	—	387	(222)	—	—	165
Purchase of 28,771 shares of treasury stock	—	(84)	—	—	—	(84)
Stock-based compensation expense related to employee stock purchase plan	—	—	30	—	—	30
Net loss	—	—	—	(102,574)	—	(102,574)

Balance, December 31, 2007	486	(51,970)	348,495	(179,397)	—	117,614

Issuance of 536,450 nonvested shares, net of forfeitures	6	—	(6)	—	—	—
Stock bonus award (54,923 shares)	—	258	(183)	—	—	75
Amortization of nonvested shares	—	—	641	—	—	641
Issuance of 491,827 shares of treasury stock for 401(k) match	—	2,218	(1,707)	—	—	511
Issuance of 78,506 shares of treasury stock for employee stock purchase plan	—	359	(288)	—	—	71
Purchase of 49,626 shares of treasury stock	—	(68)	—	—	—	(68)
Stock-based compensation expense related to employee stock purchase plan	—	—	21	—	—	21
Net loss	—	—	—	(118,991)	—	(118,991)

Balance, December 31, 2008	$492	$(49,203)	$346,973	$(298,388)	$—	$(126)

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
a.	CONSOLIDATION:

The consolidated financial statements include the accounts of Regent Communications, Inc. (“Regent” or the “Company”) and its subsidiaries, all of which are wholly owned, and entities for which Regent is the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation. Our consolidated financial statements have been prepared on a going concern basis of accounting, which contemplates the continuity of operations and the realization of assets, liabilities and commitments in the normal course of business.

b.	GOING CONCERN:

The Company’s credit agreement contains certain financial and other covenants, which, among other things, require Regent to maintain specified financial ratios, and imposes certain limitations on the Company with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Indebtedness under the credit agreement is secured by a lien on substantially all of the Company’s assets and of the subsidiaries, by a pledge of the operating and license subsidiaries’ stock and by a guarantee of the subsidiaries. Regent’s ability to meet certain of these financial ratios has been affected by economic trends that have caused a general downturn in the advertising sector, including advertising on the Company’s radio stations. While the Company was in compliance with its financial ratios at December 31, 2008, it is likely that Regent will not be in compliance with certain of its financial ratios at March 31, 2009. If Regent is unable to meet its financial ratios, the lenders could require that payment of the outstanding debt under the credit agreement be accelerated. If this occurs, we may not be able to pay the amounts outstanding, which creates substantial doubt about our ability to continue as a going concern. Accordingly, the Report of Independent Registered Public Accounting Firm issued by the Company’s auditors contains an explanatory paragraph regarding this uncertainty. Under the terms of the credit agreement, any audit report containing going concern language constitutes a default under the agreement. As a result of this default, all debt outstanding under the credit agreement has been recorded as currently payable in the Company’s consolidated financial statements. In addition, a valuation allowance has been recorded on substantially all of the Company’s deferred tax assets, as the Company is unable to conclude that it is more likely than not that the assets will be realized, given the uncertainty in the Company’s ability to continue as a going concern. Regent’s management is currently in negotiations with the parties to the credit agreement to amend certain of the financial ratios and other covenants to regain compliance. While the ability of the Company to amend the agreement is not assured, management believes it will be successful in obtaining an amendment and will be able to regain compliance with the terms of the credit agreement. If Regent is unable to negotiate such an amendment, the Company’s lenders could proceed against any such available collateral.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
c.	DESCRIPTION OF BUSINESS:

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

d.	USE OF ESTIMATES:

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

e.	CASH AND CASH EQUIVALENTS:

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

f.	PROPERTY AND EQUIPMENT:

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

g.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Intangible assets consist principally of the value of Federal Communication Commissions (“FCC”) licenses and other definite-lived intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets of acquired radio stations. The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) (See Note 7), which requires that a company perform impairment testing annually, or more frequently if events or circumstances indicate that the asset may be impaired, using a direct valuation methodology for those assets determined to have an indefinite life. To test goodwill for potential impairment, the Company compares the fair value of the reporting unit with its carrying amount. Consistent with prior years, in 2008, the Company determined the reporting unit as a radio market. If the fair value of any reporting unit is less than its carrying amount, an

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. If the fair value is less than the carrying value, the Company will record an impairment charge to operating expense up to the carrying value of the recorded goodwill.

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

h.	IMPAIRMENT OF LONG-LIVED ASSETS:

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

i.	DEFERRED FINANCING COSTS:

Deferred financing costs are amortized to interest expense using the effective interest method over the term of the related debt.

j.	CONCENTRATIONS OF CREDIT RISK:

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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
k.	REVENUE RECOGNITION:

Broadcast Revenue

Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies.

Barter Transactions

Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $3.6 million, $3.6 million, and $3.1 million and barter expense was approximately $3.5 million, $3.5 million, and $3.2 million for the years ended December 31, 2008, 2007 and 2006 respectively.

Time Brokerage Agreements

At times, the Company enters into time brokerage agreements or local marketing agreements (together “TBAs”) in connection with the purchase or sale of radio stations. In most cases, a TBA is in effect from the signing of the acquisition agreement, or shortly thereafter, through the closing date of the purchase or sale. Generally, under the contractual terms of a TBA, the buyer agrees to furnish the programming content for and provide other services to the stations, and in return, receives the right to sell and broadcast advertising on the station and collect receipts for such advertising. During the period the Company operates stations under TBAs for the purchase of a station, Regent recognizes revenue and expense for such stations in the same manner as for owned stations, and includes such revenues and expenses related to such stations in operations since the effective dates of the TBAs. At December 31, 2008, Regent had no ongoing TBAs. At December 31, 2007, one station held for sale by Regent was operated under a TBA by the purchaser to the agreement.

l.	FAIR VALUE OF FINANCIAL INSTRUMENTS:

Short-Term Instruments

Due to their short-term maturity, the carrying amount of accounts receivable, accounts payable and accrued expenses approximated their fair value at December 31, 2008 and 2007.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments in Debt Securities

In connection with Regent’s 2006 sale of three radio stations in Peoria, Illinois, the Company received a note receivable for $925,000 of the $2.8 million purchase price. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS 115”) and based on the Company’s intent and ability to hold the investment to maturity, Regent has classified the debt security as held-to-maturity and accounts for the investment at cost. Additionally, the Company routinely assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as a component of expense in the Consolidated Statements of Operations and Comprehensive Loss. During the third quarter of 2008, the Company determined that an other-than-temporary impairment loss on the investment had occurred due to changing market conditions potentially affecting the collectibility of the note. Accordingly, the Company has recorded an impairment loss for approximately $1.0 million, which amount includes interest accrued through September 30, 2008. No interest has been accrued subsequent to September 30, 2008.

Investments in Equity Securities

Regent accounts for its investments in equity securities in accordance with the provisions of SFAS 115. The Company has classified its investments in marketable equity securities, primarily mutual funds, as trading securities, which are reported at fair value, with changes in fair value recorded in consolidated net loss. The fair value of marketable securities is based on quoted market prices for those securities. The marketable securities are included in other current assets.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximates its carrying value at December 31, 2008 and 2007.

Interest Rate Swaps

At times, the Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. Because the Company has not designated the interest rate swap agreements as hedging instruments in 2008 or 2007, revaluation gains and losses associated with changes in the fair value measurement of the swap are recorded within realized and unrealized (loss) gain on derivatives in the Consolidated Statements of Operations and Comprehensive Loss.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
m.	INCOME TAXES:

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

n.	ADVERTISING AND PROMOTION COSTS:

Costs of media advertising and associated production costs are expensed to station operating expenses the first time the advertising takes place. The Company recorded advertising expenses of approximately $1.3 million, $2.2 million, and $1.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.

o.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS:

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

p.	VARIABLE INTEREST ENTITIES:

The Company follows the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), as revised. Under the provisions of FIN 46R, the Company is required to consolidate the operations of entities for which it is the primary beneficiary, and deconsolidate those entities for which it is no longer the primary beneficiary. The Company may be required to consolidate the operations of stations it operates as a lessee under time brokerage or local marketing agreements, or deconsolidate those stations it leases to other broadcasting entities under time brokerage or local marketing agreements. At December 31, 2008 and 2007, the Company was involved in no transactions that would constitute variable interest entity transactions.

q.	STOCK-BASED COMPENSATION PLANS:

In January 2006, the Company implemented the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is applicable to share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. At December 31, 2008, the Company had five stock-based employee compensation plans, which are more fully described in Note 5.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
r.	DISCONTINUED OPERATIONS:

Disposal of Markets

On February 1, 2008, the Company completed the disposition of its Watertown, New York radio stations. During 2006, the Company disposed of its Chico and Redding, California markets. Regent applied the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”), to the transactions, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon guidance in EITF 87-24, “Allocation of Interest to Discontinued Operations,” as updated by SFAS 144. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company.

Selected financial information related to all discontinued operations for the years ended December 31, 2008, 2007, and 2006 is as follows (in thousands):

	2008	2007	2006
Net revenue	$182	$2,410	$8,292

Depreciation and amortization	—	91	356

Allocated interest expense	15	145	367

Gain (loss) before income taxes	649	484	(4,109)
At December 31, 2007, the pending disposals of one station each of the Albany and Buffalo, New York markets did not meet the criteria for the reclassification of operating results to discontinued operations, due to the migration of cash flows from the disposed stations to other Regent-owned stations. Therefore the results for these radio stations remained classified in income from continuing operations in 2007.

Assets held for sale

Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS 144. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale at December 31, 2008 was comprised of Regent’s former studio location in Evansville, Indiana. The assets held for sale include approximately $43,000 of land and land improvements and approximately $153,000 of building and building improvements, offset by accumulated depreciation of approximately $20,000. Based upon its assessment of the fair market value of the assets at December 31, 2008, Regent reduced the carrying value of the assets by $20,000. The reduction was allocated among the assets on a pro rata basis. At December 31, 2007, Regent had classified as assets held for sale fixed and intangible assets

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
related to the pending disposal of all the stations in Watertown, New York, as well as one station in each of the Albany and Buffalo, New York markets (See Note 2). The major categories of these assets were as follows (in thousands):

	December 31, 2008	December 31, 2007
Land and improvements	$39	$330
Building and improvements	137	635
Equipment	—	2,411
FCC licenses	—	4,630
Goodwill	—	166

	176	8,172
Accumulated depreciation	(20)	(1,743)

	$156	$6,429

s.	BUSINESS SEGMENTS:

The Company has 13 distinct operating segments. These segments meet the criteria for aggregation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”), and therefore the Company has aggregated these operating segments to create one reportable segment.

t.	ASSET RETIREMENT OBLIGATIONS:

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

u.	INTERNAL USE SOFTWARE:

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
     The Company seeks to acquire radio stations that enable it to expand within its existing markets and enter into new mid-sized markets that fit into Regent’s operating strategy. Regent

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
applies various common valuation methods to determine the fair values of significant assets acquired, including identifiable tangible and intangible assets. Any remaining purchase price is allocated to goodwill. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements since their respective dates of acquisition or operation under TBAs.
2008 Dispositions
     On February 1, 2008, the Company completed the disposition of four radio stations (WCIZ-FM, WFRY-FM, WTNY-AM and WNER-AM) serving the Watertown, New York market to Stephens Media Group Watertown, LLC for $6.25 million in cash. Regent recorded a pre-tax gain of approximately $0.6 million on the sale, which amount is included in gain (loss) on discontinued operations in the Company’s Consolidated Statements of Operations. The results of operations for the stations have been reclassified to discontinued operations for all periods presented. At December 31, 2007, the assets of the Watertown stations were in included in Assets Held for Sale in the Company’s Consolidated Balance Sheet.
     On February 5, 2008, Regent completed the disposition of WTMM-AM serving the Albany, New York market to Capital Broadcasting, Inc. for $850,000 in cash. Capital Broadcasting, Inc. commenced operations of the station under a time brokerage agreement on November 1, 2007. The Company treated the disposal of WTMM-AM as the disposal of long-lived assets, rather than a business or a component of a business, due to the fact that the station had no independent revenue stream from its operations. The Company recorded a gain on sale of approximately $0.5 million for the transaction, which amount is included in Loss from continuing operations in Regent’s Consolidated Statements of Operations. At December 31, 2007, the assets of WTMM-AM were included in Assets Held for Sale in the Company’s Consolidated Balance Sheet.
     On March 11, 2008, the Company completed the disposition of WECK-AM serving the Buffalo, New York market to Culver Communications II, Inc. and related entities for $1.3 million in cash. The Company treated the disposal of WECK-AM as the disposal of long-lived assets, rather than a business or a component of a business. The Company recorded an immaterial loss on the transaction, which amount is included in Loss from continuing operations in Regent’s Consolidated Statements of Operations.
2007 Acquisitions
     On January 4, 2007, the Company completed the acquisition of substantially all of the broadcasting and intangible assets of WBZZ-FM (formerly WNYQ-FM), serving the Albany, New York market, from Vox New York, LLC and related entities for $4.9 million in cash, plus repayment of approximately $212,000 of transmitter site build-out expenditures. As of December 31, 2006, $490,000 of the purchase price had been placed in escrow to secure Regent’s obligation under the asset purchase agreement. Prior to its purchase by Regent, WBZZ-FM was not operational.
2006 Acquisitions and Dispositions
     On September 19, 2006, the Company consummated two transactions in its Peoria, Illinois market, whereby Regent sold three radio stations and purchased two radio stations. Under the terms of the sale transaction, Regent sold substantially all of the broadcasting and intangible

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     On December 15, 2006, Regent completed the acquisition of substantially all of the broadcasting and intangible assets of five radio stations (WBLK-FM, WBUF-FM, WJYE-FM, WYRK-FM and WECK-AM) serving the Buffalo, New York market for approximately $125.0 million in cash from CBS Radio Stations Inc. (“CBS”), plus acquisition-related costs of approximately $0.4 million. Regent allocated the purchase price as follows: approximately $3.9 million to fixed assets; approximately $101.0 million to FCC licenses; approximately $1.5 million to other definite-lived and indefinite-lived asset; and approximately $20.4 million to goodwill. The Company assumed liabilities of approximately $1.4 million related to the acquisition. On September 1, 2006, Regent placed approximately $9.4 million in escrow to secure its obligation under the asset purchase agreement, which amount was funded through borrowings under the Company’s former credit agreement. The remainder of the purchase price was funded through borrowings under the Company’s current credit agreement. On October 1, 2006, Regent began operating the five Buffalo stations under a TBA in exchange for a $0.7 million monthly fee payable to CBS. Under the TBA, the Company provided programming, sales and marketing on behalf of the owner of the stations. The broadcast revenues and expenses of the stations were included in the Company’s results of operations on the effective date of the TBA.
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.	LONG-TERM DEBT
     Long-term debt consists of the following as of December 31 (in thousands):

	2008	2007
Senior secured Term A Loan	$46,013	$50,000

Senior secured Term B Loan	109,165	113,850

Senior secured revolving credit facility	29,950	42,500

	185,128	206,350

Less: current portion of long-term debt	(185,128)	(3,650)

	$—	$202,700

Senior Reducing Revolving Credit Agreement
     On November 21, 2006, the Company entered into a senior secured reducing credit agreement with a group of lenders that provided for an initial maximum aggregate principal amount of $240.0 million, consisting of a senior secured term A loan (Term A Loan) in the initial aggregate principal amount of $50.0 million, a senior secured term B loan (Term B Loan) in the initial aggregate amount of $115.0 million and a senior secured revolving credit facility (revolving facility) in the aggregate amount of $75.0 million. The credit agreement includes a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. The credit agreement also provides for an additional $100.0 million incremental loan facility, subject to the terms of the facility, whose weighted-average life shall not be shorter than that of the Term B Loan, the Term A Loan, and the revolving commitment, taken as whole. At December 31, 2008, the Company had one letter of credit outstanding for approximately $0.1 million. The credit agreement expires on November 21, 2013.
     At December 31, 2008, all outstanding balances under the Company’s credit agreement were reclassified to currently payable, as the Company’s lenders may, at their discretion, accelerate the payments of the outstanding amounts to current, due to Regent’s failure to comply with certain covenants of the credit agreement. However, it is not certain that the lenders will require such amounts to be accelerated. Accordingly, the Company is providing the information below with regard to certain terms and conditions contained within the credit agreement in the event the debt is not required to be repaid currently.
     Regent incurred approximately $2.9 million in financing costs related to the credit agreement. The credit agreement is available for working capital, permitted acquisitions, including related acquisition costs, and general corporate purposes.
     At December 31, 2008, the Company had available borrowings of approximately $45.0 million, subject to the terms and conditions of the facility. Subsequent to December 31, 2008, the Company borrowed approximately $9.5 million under its revolving commitment, leaving available borrowings of approximately $35.5 million. At December 31, 2007, the Company had available borrowings of approximately $32.4 million.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In addition to regularly scheduled debt repayments, Regent may also be subject to prepayments of borrowings under its credit agreement for excess cash flow generated by the Company. Excess cash flow is calculated as the excess of the sum of consolidated EBITDA plus or minus the annual change in working capital (excluding cash and cash equivalent amounts included in current assets and any debt owed under the credit agreement and included in current liabilities), less the sum of consolidated fixed charges, voluntary permanent repayments of outstanding balances and $1,000,000. The necessity and amounts of calculated prepayments are based upon the Company’s consolidated leverage ratio at the end of each calendar year preceding the calculation date, and commenced April 30, 2008 and continues for each April 30 thereafter that the Company has borrowings under the credit agreement. The percentage of excess cash flow required to be repaid is as follows:

Excess cash
flow
Consolidated leverage ratio	percentage
Greater than 6.75:1.00	75%
5.00:1.00 to 6.74:1.00	50%
Less than 5.00:1.00	0%
Any required prepayments are applied to the principal of the outstanding borrowings on a pro rata basis, with a resulting permanent reduction of available commitment for both the Term A and Term B portions of the credit agreement. Available commitment under the revolving agreement is not affected by any required excess cash flow prepayments.
     Under the credit agreement, the Company is subject to a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, and a minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. The Maximum Consolidated Leverage Ratio was 6.75:1.00 at December 31, 2008. The ratio will decrease to 6.50:1.00 at April 1, 2009 and will be 6.00:1.00 at December 31, 2009. Over the remaining four-year period, the Maximum Consolidated Leverage Ratio will decrease to 4.50:1.00. The Minimum Consolidated Interest Coverage Ratio was 1.75:1.00 at December 31, 2008 and increases to 2.00:1.00 in October 2009, at which point such leverage remains throughout the remaining life of the credit agreement. Regent must maintain a Minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00 throughout the entire term of the credit agreement.
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Rate plus 0.5%, in either case plus an applicable margin of 0.75%, or (b) the Eurodollar Rate plus an applicable margin of 2.25%.
     Borrowings under the credit agreement bore interest at an average rate of 3.44% and 7.01% at December 31, 2008 and 2007, respectively. The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit agreement. The underwriting commitment for the Term A Loan was 0.5% during the period of time between the commencement of the credit agreement and December 15, 2006, the date the Term A Loan was utilized. There are no further underwriting commitment fees applicable to the Term A Loan. The underwriting commitment for the revolving facility varies between 0.25% and 0.5% based upon the Company’s consolidated leverage ratio. The Company’s indebtedness under the credit agreement is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by those subsidiaries.
     In the event the parties to the Company’s credit agreement would not accelerate the repayments of borrowings under the agreement to currently payable, Regent would be required to continue scheduled repayments of the Term A Loan, Term B Loan and revolving facility. Commencing March 31, 2007, we began making quarterly repayments of the amounts borrowed under the Term B Loan, which amount is currently set at approximately $278,000 per quarter, until November 21, 2013, at which date any remaining amounts outstanding under the loan are due and payable. Borrowings under the Term A Loan must be repaid in 24 quarterly installments, which repayments commenced March 31, 2008. Repayments began at 1.25% of the outstanding principal amount, which percentage increases to a maximum of approximately 6.05% of the original principal amount, until the final payment date of November 21, 2013. No repayments are required under the revolving facility until the termination of the credit agreement on November 21, 2013.
     Prior to the current credit agreement, the Company had an agreement with a group of lenders that provided for a senior reducing revolving credit agreement with a commitment of up to $150.0 million expiring in December 2010. On November 21, 2006, Regent used borrowings under the current credit agreement to pay off the outstanding debt and accrued interest totaling approximately $114.2 million under the previous credit agreement. During the fourth quarter of 2006, the Company wrote off approximately $0.7 million of unamortized deferred finance costs related to its previous credit agreement, which amounts were included in interest expense.
4.	CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2008 or 2007. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. Grants of nonvested common stock vest ratably over the life of the award, which is typically four years. During 2008 and 2007, Regent granted 493,600 and 257,900 shares of nonvested common stock, respectively. At December 31, 2008 and 2007, there were 756,000 and 401,275 nonvested shares outstanding under the plan, respectively.
     In May 2006, the Company began issuing grants of nonvested stock to directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan, which plan was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders. Grants of nonvested common stock vest ratably over the life of the award, which is typically four years. During 2008 and 2007, Regent granted 60,000 and 25,000 shares of nonvested common stock, respectively. At December 31, 2008 and 2007, 86,875 and 40,000 shares of nonvested common stock were outstanding under the plan, respectively.
     On January 30, 2008, the Company issued 54,923 shares of Regent common stock from treasury shares to two executive officers at an issue price of $1.35 per share as a payment of a portion of 2007 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $1.6 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock under the program during 2008 and 2007 other than treasury shares exchanged for payment of employee withholding taxes related to the vesting of nonvested stock grants. During 2006, the Company repurchased 1,145,899 shares of common stock for an aggregate purchase price of approximately $5.1 million. Additionally, on August 5, 2006, the Company repurchased 2,491,554 shares of its common stock and a warrant to purchase up to 650,000 shares of Regent common stock, exercisable at $5.00 per share, held by Waller-Sutton Media Partners, L.P. (the “Partnership”) for an aggregate price of approximately $12.1 million in cash.
     During 2008, 2007 and 2006, Regent reissued 570,333, 236,892 and 162,656 shares, respectively, of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) Profit Sharing Plan and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     On June 15, 2008, 140,000 warrants entitling holders to purchase shares of Regent’s common stock at a price of $5.00 per share, expired unexercised. These warrants were previously issued in 1998 in connection with the Series A, B, and F convertible preferred stock.
5.	STOCK-BASED COMPENSATION PLANS
Share-based Plans
1998 Management Stock Option Plan
     The Regent Communications, Inc. 1998 Management Stock Option Plan, as amended (the “1998 Stock Option Plan”) provides for the issuance of up to an aggregate of 4,500,000 common shares in connection with the issuance of ISOs and NQSOs. The Compensation

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Committee of the Company’s Board of Directors determines eligibility. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date and in the case of ISOs granted to a 10% owner (as defined), the exercise price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 1998 Stock Option Plan, the options expire no later than ten years from the date of grant in the case of ISOs (five years in the case of ISOs granted to a 10% owner), no later than ten years and one day in the case of NQSOs, or earlier in either case in the event a participant ceases to be an employee of the Company. The ISOs vest ratably over a five-year period and the NQSOs vest ratably over periods ranging from three to ten years. In 2008, the provision to issue common stock under the 1998 Stock Option Plan expired.
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
2005 Incentive Compensation Plan
     The Regent Communications, Inc. 2005 Incentive Compensation Plan, as amended (the “2005 Incentive Plan”) provides for the issuance of up to an aggregate of 3,500,000 shares in connection with the issuance of stock appreciation rights (“SARs”), restricted stock, and incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”). The maximum number of shares of restricted stock that can be awarded under the 2005 Incentive Plan is 75% of the total shares available to be awarded. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date and in the case of ISOs granted to a 10% owner (as defined), the exercise price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 2005 Incentive Plan, the stock appreciation rights and stock options expire no later than ten years from the date of grant (five years in the case of ISOs granted to a 10% owner), or earlier in the event a participant ceases to be an employee of the Company. The Compensation Committee of the Company’s Board of Directors determines eligibility and terms and restrictions related to all awards under the 2005 Incentive Plan.
2006 Directors Equity Compensation Plan
     The Regent Communications, Inc. 2006 Directors Equity Compensation Plan (“2006 Directors Plan”) provides for the issuance of up to an aggregate of 250,000 shares in connection with the issuance of stock appreciation rights (“SARs”), restricted stock, and non-qualified stock options (“NQSOs”). The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date. Under the terms of the 2006 Directors Plan, the stock appreciation rights and stock options expire no later than ten years from the date of grant, or earlier in the event a participant ceases to be a director of the Company. The Compensation Committee of the Company’s Board of Directors determines eligibility and terms and restrictions related to all awards under the 2006 Directors Plan.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Employee Stock Purchase Plan
     In December 2001, the Company adopted the Regent Communications, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. Under the Stock Purchase Plan, participating employees could purchase shares of the Company’s common stock at a price per share that is 90% of the lesser of the fair market value as of the beginning or the end of the quarterly offering period. Under the terms of the Stock Purchase Plan, eligible employees could elect each offering period to have between 1% and 10% of their compensation withheld through payroll deductions. For the first nine months of 2008, approximately 79,000 shares of Regent common stock were issued under the plan. In addition, approximately 126,000 shares of Regent common stock were issued for the fourth quarter of 2008 and were distributed to the participants in February 2009. Effective with the distribution of shares for the quarter ended December 31, 2008, there were no further shares available for purchase by employees under the Stock Purchase Plan. Consequently, the Company terminated the Stock Purchase Plan effective with the fourth quarter distribution of shares. A total of approximately 76,000 and 49,000 shares of common stock were issued under the Stock Purchase Plan for the 2007 and 2006 offering periods, respectively.
Stock Compensation
     The Company follows the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) for its equity-based compensation programs. SFAS 123R is applicable to share-based compensation arrangements, including stock options, restricted share plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. Under the provisions of SFAS 123R, companies are required to record compensation expense for share-based payment transactions. No stock options were granted under any of Regent’s share-based plans during 2008, 2007 or 2006. During 2008, 1,504,988 stock options with a weighted-average exercise price of $5.23 were terminated due to expiration. During 2007, 86,000 stock options with a weighted-average exercise price of $6.28 were terminated due to expiration. During 2006, 101,000 stock options with a weighted-average exercise price of $6.74 were terminated due to expiration. The intrinsic value of all outstanding stock options was zero at December 31, 2008 and 2007.
     Under the provisions of SFAS 123R, the Company is also required to record compensation expense related to shares issued under the Company’s Stock Purchase Plan. For the year ended December 31, 2008, the Company recorded approximately $21,000 of compensation expense related to the Stock Purchase Plan. Regent utilizes the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan for the year ended December 31, 2008 was $0.26, based upon a weighted-average volatility of 90.2%, a weighted-average risk-free interest rate of 1.35%, an average life of three months, and no dividends. For the year ended December 31, 2007, the Company recorded approximately $30,000 of compensation expense related to the Stock Purchase Plan. The weighted average fair value per share estimated for each share of common stock issued under the plan for the year ended December 31, 2007 was $0.47, based upon a weighted-average volatility of 34.9%, a weighted-average risk-free interest rate of 4.65%, an average life of three months, and no dividends.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Presented below is a summary of the status of outstanding Company stock options issued to employees and Directors:

		WEIGHTED
		AVERAGE
	SHARES	EXERCISE PRICE
Company options held by employees and Directors:
At December 31, 2005	4,270,039	$5.94
Granted	—	—
Exercised	—	—
Forfeited/expired	(101,000)	$6.74

Company options held by employees and Directors:
At December 31, 2006	4,169,039	$5.92
Granted	—	—
Exercised	—	—
Forfeited/expired	(86,000)	$6.28

Company options held by employees and Directors:
At December 31, 2007	4,083,039	$5.91
Granted	—	—
Exercised	—	—
Forfeited/expired	(1,504,988)	$5.23

Company options held by employees and Directors:
At December 31, 2008	2,578,051	$6.31

     The following table summarizes the status of Company options outstanding and exercisable at December 31, 2008 under the 1998 Stock Option Plan and the 2001 Directors’ Option Plan:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
EXERCISE		CONTRACTUAL	EXERCISE		EXERCISE
PRICE	SHARES	LIFE (YEARS)	PRICE	SHARES	PRICE
$5.90 - $7.83	1,380,123	3.4	$7.05	1,380,123	$7.05
$5.00 - $5.89	1,197,928	4.0	$5.46	1,197,928	$5.46

	2,578,051			2,578,051

     As of December 31, 2008, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 2,463,051 shares of the Company’s common stock. Stock options granted under the 2001 Directors’ Option Plan entitle the holders to purchase 115,000 shares of the Company’s common stock.
     During 2008 and 2007, the Company issued 493,600 and 257,900 nonvested shares, respectively, under the 2005 Incentive Plan as a component of compensation to employees. The value of each nonvested share was determined by the fair value of a share of Regent common stock on the date of grant. The nonvested shares typically vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. For the year ended December 31, 2008, the Company recorded approximately

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$599,000 of expense related to the nonvested shares awards, which amount included approximately $18,000 related to the acceleration of 9,750 nonvested shares for an employee in a broadcast market the Company disposed of in 2008. For the year ended December 31, 2007, Regent recorded approximately $477,000 of expense related to the nonvested share awards, which amount included approximately $59,000 related to the acceleration of 17,500 nonvested shares pursuant to an employment agreement for a disabled employee. At December 31, 2008, deferred compensation expense related to the nonvested shares was approximately $1.1 million, which will be recognized over the remaining weighted-average 2.5 years of the vesting period. During 2008 and 2007, 14,650 and 12,000 nonvested shares granted under the plan were forfeited, respectively. All material outstanding awards are expected to vest.
     During 2008 and 2007, the Company issued 60,000 and 25,000 nonvested shares, respectively, of Regent common stock to its non-management directors under the 2006 Directors Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. Regent recorded approximately $42,000 and $31,000 of expense related to the nonvested awards during 2008 and 2007, respectively. At December 31, 2008, deferred compensation expense related to the nonvested shares was approximately $135,000, which will be recognized over the remaining weighted-average 3.0 years of the vesting period. During the year ended December 31, 2008, 2,500 nonvested shares granted under the plan were forfeited. No nonvested shares were forfeited during 2007. All material outstanding awards are expected to vest.
     The following table summarizes the status of Company nonvested shares under the 2005 Incentive Plan and the 2006 Directors Plan:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE
Company nonvested shares held by employees and Directors:
At December 31, 2005	—	—
Granted	274,100	$4.64
Vested	(7,800)	$4.74
Forfeited/expired	(15,800)	$4.43

Company nonvested shares held by employees and Directors:
At December 31, 2006	250,500	$4.65
Granted	282,900	$2.85
Vested	(80,125)	$4.43
Forfeited/expired	(12,000)	$3.53

Company nonvested shares held by employees and Directors:
At December 31, 2007	441,275	$3.57
Granted	553,600	$1.37
Vested	(134,850)	$3.60
Forfeited/expired	(17,150)	$2.24

Company nonvested shares held by employees and Directors:
At December 31, 2008	842,875	$2.15

6.	EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128 (“SFAS 128”) calls for the dual

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested at December 31, 2008. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options or warrants, were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At December 31, 2008, none of the Company’s 2,578,051 outstanding stock options had exercise prices that were less than the Company’s average stock price for the 2008 year. At December 31, 2007, none of the Company’s 4,083,039 outstanding stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the 2007 year. At December 31, 2006, none of the Company’s 4,169,039 outstanding stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the 2006 year. Included in the calculation of diluted earnings per share is also the additional dilution related to nonvested shares, except when the effect would be antidilutive. The number of incremental shares is calculated by assuming the average deferred compensation expense related to nonvested shares, and related tax benefits, were used to acquire shares of common stock at the average market price during the reporting period. For the years ended December 31, 2008, 2007 and 2006, approximately 13,000, 32,000 and 35,000 incremental shares, respectively, would have been included in the calculation of fully diluted earnings per share, had their inclusion not been antidilutive. Subsequent to December 31, 2008, the Company issued approximately 1.4 million shares of Regent common stock as a match to employee contributions in the Company’s 401(k) Profit Sharing Plan for the period October 1, 2008 through January 14, 2009, the date the Company suspended matching contributions under the plan.
     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006
Net loss from continuing operations	$(119,402)	$(102,870)	$(22,522)
Income (loss) from discontinued operations, net of applicable income taxes of $238, $188, and $35, respectively	411	296	(4,074)

Net loss	$(118,991)	$(102,574)	$(26,596)

Weighted average basic common shares	38,872	38,308	39,807
Dilutive effect of stock options, warrants and nonvested shares	—	—	—

Weighted average diluted common shares	38,872	38,308	39,807

Net loss per common share:
Basic and diluted:
Net loss from continuing operations	$(3.07)	$(2.69)	$(0.57)
Discontinued operations	0.01	0.01	(0.10)

Net loss	$(3.06)	$(2.68)	$(0.67)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	GOODWILL AND OTHER INTANGIBLE ASSETS
     The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or at an earlier date if conditions exist that would indicate that it is more likely than not an impairment exists. Based on deteriorating economic conditions and volatility in the equity markets, the Company performed an analysis for potential impairment of indefinite-lived intangibles and goodwill during the third quarter of 2008. Based primarily upon declining radio station transaction multiples, decreases in Regent’s common stock price, and changes in the cost of capital, the Company determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in the financial statements. Consequently, during the third quarter of 2008, the Company recorded a preliminary pre-tax impairment charge of approximately $66.6 million for FCC licenses and approximately $0.9 million for goodwill, which amounts were recorded as a component of operating loss. The Company recorded impairment of FCC licenses in eleven of its broadcast markets and goodwill impairment in one broadcast market. During the fourth quarter of 2008, the Company finalized its impairment testing with no significant changes to its preliminary valuation. Also during the fourth quarter of 2008, the Company performed its annual review for impairment of indefinite-lived intangible assets and goodwill and recorded no further impairment charges. During the fourth quarter of 2007, Regent performed its annual review for impairment of indefinite-lived intangible assets and goodwill and determined that the carrying value for FCC licenses in ten of its broadcast markets exceeded the fair value. Accordingly, the Company recorded an impairment charge of $139.2 million as a component of operating loss. Additionally, the Company determined that the carrying amount of goodwill in six broadcast markets exceeded the fair value by approximately $24.4 million, and therefore recorded an impairment charge for this amount as a component of operating loss.
Definite-lived Intangible Assets
     The Company has definite-lived intangible assets that continue to be amortized in accordance with SFAS 142, consisting primarily of non-competition agreements, employment and sports rights agreements, and advertiser relationships and lists. Non-compete, employment and sports right agreements are amortized over the life of the agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at December 31, 2008 and 2007 (in thousands):

	December 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$219	$171	$219	$97
Sports rights, employment agreements and advertiser lists and relationships	779	690	779	529

Total	$998	$861	$998	$626

     The aggregate amortization expense related to the Company’s definite-lived intangible assets for the years ended December 31, 2008, 2007, and 2006, was approximately $235,000,

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$997,000, and $1,216,000, respectively. The estimated annual amortization expense for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is approximately $123,000, $1,000, $1,000, $1,000 and $1,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the changes in the carrying amount of the Company’s indefinite-lived intangible assets at December 31, 2008 and 2007 (in thousands):

FCC Licenses
Balance as of December 31, 2006	$340,720
Purchase of radio station FCC licenses	4,953
Acquisition-related adjustment	(158)
FCC licenses related to assets held for sale	(4,630)
Impairment of FCC licenses	(139,200)

Balance as of December 31, 2007	201,685
Miscellaneous adjustments	20
Impairment of FCC licenses	(66,600)

Balance as of December 31, 2008	$135,105

     The 2008 miscellaneous adjustments consist of final adjustments to stations disposed of during the first quarter of 2008. The 2007 acquisition-related adjustment consists of final adjustments to purchase price allocations of stations acquired in late 2006.
     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at December 31, 2008 and 2007.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 (in thousands):

Goodwill
Balance as of December 31, 2006	$43,655
Impairment of goodwill	(24,400)
Acquisition-related goodwill	75
Goodwill related to assets held for sale	(166)
Acquisition-related adjustment	108

Balance as of December 31, 2007	19,272
Impairment of goodwill	(922)
Miscellaneous adjustments	42

Balance as of December 31, 2008	$18,392

     The 2008 miscellaneous adjustments consist of final adjustments to stations disposed of during the first quarter of 2008. The 2007 acquisition-related adjustment consists of final adjustments to purchase price allocations of stations acquired in late 2006.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Approximately $2.2 million of the Company’s recorded goodwill amount is not deductible for income tax purposes.
8.	INCOME TAXES
     The Company’s income tax expense (benefit) for continuing operations consists of the following for the years ended December 31 (in thousands):

	2008	2007	2006
Current federal	$—	$49	$(55)
Current state	301	168	103

Total current	301	217	48

Deferred federal	(20,913)	(54,165)	(12,254)
Deferred state	(2,992)	(6,400)	(2,063)

Total deferred	(23,905)	(60,565)	(14,317)

Valuation allowance	77,993	(213)	(165)

Net income tax expense (benefit)	$54,389	$(60,561)	$(14,434)

     The Company has allocated income tax expense (benefit) of approximately $238,000, $188,000 and ($35,000) to discontinued operations for the years ended December 31, 2008, 2007 and 2006, respectively.
     The components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$33,609	$27,574
Miscellaneous accruals and credits	827	832
Derivative financial instruments	4,236	1,709
Intangible assets	43,416	27,614
Accounts receivable reserve	203	250

Total deferred tax assets	82,291	57,979

Valuation allowance	(80,899)	(2,906)

Net deferred tax assets	1,392	55,073

Deferred tax liabilities:
Property and equipment	(1,392)	(748)

Total deferred tax liabilities	(1,392)	(748)

Net deferred tax assets	$—	$54,325

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The 2007 net deferred tax assets and liabilities in the table above include approximately $551,000 of current tax assets, which the Company has classified in other current assets in its Consolidated Balance Sheets.
     Realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income, the timing and amounts of which, if any, are uncertain. Based upon uncertainty regarding the Company’s ability to continue as a going concern, the Company was unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, Regent recorded a valuation allowance for substantially all of its deferred tax assets at December 31, 2008.
     The Company has cumulative federal and state tax loss carryforwards of approximately $149.5 million at December 31, 2008. These loss carryforwards will expire in years 2009 through 2028. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.
     The difference between the Company’s effective tax rate on loss from continuing operations before income taxes and the federal statutory tax rate arise from the following:

	2008	2007	2006
Federal tax expense at statutory rate	(34.0)%	(34.0)%	(34.0)%
Other non-deductible expenses	0.3	0.8	0.2
Increase (decrease) in valuation allowance	120.0	(0.1)	(0.4)
Expiration of net operating losses	1.8	0.2	0.2
State tax, net of federal tax benefit	(4.4)	(3.9)	(5.0)
Other	0.0	(0.1)	(0.1)

Effective tax rate	83.7%	(37.1)%	(39.1)%

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
     A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007
Gross unrecognized tax benefits — Beginning of year	$388,077	$388,077
Increase based on tax positions related to current year	42,624	—

Gross unrecognized tax benefits — End of year	$430,701	$388,077

     The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During the years ended 2008 and 2007, the Company recognized $59,083 and $38,420 of interest expense. At December 31, 2008, the total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is approximately $567,000, which includes interest of approximately $136,000. At December 31, 2007, the total amount of net unrecognized tax benefits, if recognized, would have affected income tax expense was approximately $465,000, which included accrued interest and penalties of approximately $77,000. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by approximately $42,000 prior to December 31, 2009, based upon resolution of income tax audits.
     The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is no longer subject to United States federal examinations by tax authorities for years prior to 2005 and for state and local income tax examinations by tax authorities for years prior to 2004.
9.	DERIVATIVE FINANCIAL INSTRUMENTS
     Under the terms of its credit agreement, the Company was required to enter into interest rate protection agreements for borrowings under its Term A Loan and Term B Loan. Effective December 6, 2006, the Company entered into three LIBOR-based interest rate swap agreements, which effectively converted $115.0 million of Regent’s then-outstanding variable-rate debt under the Term B Loan to a fixed rate. The swaps expire on December 11, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.72%, plus applicable margin. Additionally, effective December 15, 2006, the Company entered into two LIBOR-based interest rate swap agreements, which effectively converted $50.0 million of Regent’s then-outstanding variable-rate debt under the Term A Loan to a fixed rate. The swaps expire on December 15, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.83%, plus applicable margin. All outstanding interest rate swaps are considered free-standing derivatives. As such, the fair value of each swap is recorded as an asset or a liability on the Company’s Consolidated Balance Sheets (included in Other long-term assets or Other long-term liabilities), with any resulting change in value recorded as a component of net loss. At December 31, 2008 and 2007, the unrealized loss related to the swap transactions, inclusive of non-performance risk, was approximately $11.0 million and $4.4 million, respectively.
10.	SAVINGS PLANS
Regent Communications, Inc. 401(k) Profit Sharing Plan
     The Company sponsors a defined contribution plan covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan. The Company matches participant contributions in the form of employer stock. The matching formula is 50

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
cents for every dollar contributed up to the first 6% of compensation. Company-matched contributions vest to the employees over a three-year period after one year of service. Contribution expense was approximately $492,000, $496,000, and $428,000 in 2008, 2007 and 2006, respectively.
     Effective January 14, 2009, the Company suspended matching contributions to the 401(k) Profit Sharing Plan.
Regent Communications, Inc. Deferred Compensation Plan
     The Company sponsors a deferred compensation plan as a vehicle for highly-compensated employees to defer compensation that they could not otherwise defer due to the limitations applicable to the Regent Communications, Inc. 401(k) Profit Sharing Plan and to provide an opportunity to share in matching contributions on a portion of such deferrals. The Board of Directors determines the Company’s matching cash contribution, if any, within 60 days after the end of the calendar year for which deferrals were made. For the 2008, 2007 and 2006 plan years, the matching contribution was 100% of the first 1% of deferrals contributed by participants, and contribution expense was approximately $26,000, $29,000 and $26,000, respectively. The Company funds participant contributions to the Plan into a Rabbi Trust Investment account as they are withheld from employees’ compensation. Participants are immediately vested in all of their deferral contributions. Matching contributions vest after attainment of age 65, termination of employment due to disability, a change in control of the Company, or if sooner, based on a vesting schedule of 33.3% after one year of service, 66.6% after two years of service, and 100% after three years of service. The Company categorizes the plan assets as trading securities which are reported at fair value, with changes in fair value recorded in consolidated net income. The marketable securities are included in other current assets, with an offsetting liability to employees in current liabilities. At December 31, 2008, the plan assets were approximately $572,000 and plan liabilities were approximately $558,000. At December 31, 2007, plan assets and liabilities were each approximately $690,000.
11.	OTHER FINANCIAL INFORMATION
Property and Equipment:
     Property and equipment consists of the following as of December 31 (in thousands):

	2008	2007
Equipment	$40,743	$40,279
Furniture and fixtures	2,696	2,399
Building and improvements	14,210	13,693
Land and improvements	4,140	4,179

	61,789	60,550
Less accumulated depreciation	(29,138)	(25,996)

Net property and equipment	$32,651	$34,554

     Depreciation expense was approximately $3.9 million, $4.0 million, and $3.8 million for the years ended December 31, 2008, 2007 and 2006.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other Current Liabilities:
     Other current liabilities consist of the following as of December 31 (in thousands):

	2008	2007
Accrued interest	$50	$234
Accrued professional fees	137	567
Deferred revenue	511	601
Accrued medical and dental costs	732	598
Accrued state, local, franchise and property taxes	373	641
Deferred compensation plan obligation	558	698
Accrued national representation fees	318	407
Accrued other	1,331	1,519

	$4,010	$5,265

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair value Measurements,” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 have been applied prospectively beginning January 1, 2008 for all financial assets and financial liabilities recognized in the financial statements at fair value. For all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company has applied the provisions of Financial Accounting Standards Board Staff Position 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”) and delayed the effective date of SFAS 157 until January 1, 2009. The Company’s non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets, and asset retirement obligations.
     The Company’s financial assets and liabilities reflected in the consolidated financial statements at fair value include short-term investments, marketable securities and derivative financial instruments. Fair value for short-term investments and marketable securities are determined utilizing quoted market prices at each period. Fair value for derivative interest rate swap agreements is obtained from counterparties to the agreements and corroborated through estimates using internal discounted cash flow calculations based upon forward interest-rate yield curves and considering the risk of non-performance by the parties to the contract. The following table summarizes the valuation of the Company’s financial assets and liabilities at December 31, 2008 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Quoted Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets -	Inputs -	Inputs -
Financial Asset (Liability)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5	$5
Marketable securities	$572	$572

Liabilities:
Derivative interest rate swap agreements	$(10,980)		$(10,980)
     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value with changes in fair value recognized in earnings for each reporting period. The adoption of SFAS 159 on January 1, 2008 did not have any affect on the Company’s financial statements as the Company did not elect any eligible items for fair value measurement.
13.	COMMITMENTS AND CONTINGENCIES
     In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In August 2008, Regent, Terry S. Jacobs (our former chief executive officer), and approximately twenty other parties (not associated with Regent) were named as defendants in a lawsuit brought by Alan Brill and various of his related entities, in connection with Regent’s 2003 purchase of twelve radio stations from Brill Media Company LLC and related entities. The plaintiffs alleged numerous claims against Regent, Mr. Jacobs and the other defendants, including without limitation, claims for breach of contract, intentional interference with contracts, breach of implied covenants and good faith, and fraud and misrepresentation. The plaintiffs sought compensatory and punitive damages in excess of $20 million from all parties. The complaint has not been amended to assert claims only against Regent based on alleged violations of a confidentiality agreement executed in connection with the purchase of the radio stations by Regent. We believe the suit has no merit and we intend to vigorously defend our position. In the opinion of the Company’s management, the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not likely have a materially adverse effect on the financial condition of the Company.
     The Company has contracted with Ibiquity Digital Corporation for the right to convert 60 radio stations to digital or high definition radio over a six-year period, which contract began in 2005.
     The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options, escalating rent provisions, and/or cost of living adjustments. Total rental expenses were approximately $2.5 million, $2.1 million and $1.8 million, in 2008, 2007 and 2006, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2008, the total minimum annual rental commitments under non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases
2009	$1,640	$100
2010	1,140	74
2011	1,078	45
2012	930	14
2013	807	7
Thereafter	3,110	2

Total minimum payments	$8,705	242

Amount representing interest		28

Present value of net minimum lease payments		$214

     The Company classifies the current portion of capital leases in other current liabilities and the long-term portion in other long-term liabilities. The cost and accumulated depreciation associated with assets under capital leases is considered insignificant.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
     All adjustments necessary for a fair statement of (loss) income for each period have been included (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31	Year
2008
Net broadcast revenues	$20,833	$26,482	$25,328	$23,697	$96,340
Operating income (loss)	3,610	7,091	(60,165)	6,131	(43,333)
(Loss) income from continuing operations	(3,369)	5,609	(46,265)	(75,377)	(119,402)
NET (LOSS) INCOME:	$(3,010)	5,679	(46,292)	(75,368)	(118,991)
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE(1)(2):
Net (loss) income per common share	$(0.08)	$0.15	$(1.19)	$(1.93)	$(3.06)

2007

Net broadcast revenues	$21,508	$25,736	$25,729	$24,939	$97,912
Operating income (loss)	2,438	6,241	6,464	(156,824)	(141,681)
(Loss) income from continuing operations	(1,233)	2,966	(1,351)	(103,252)	(102,870)
NET (LOSS) INCOME:	$(1,199)	$3,040	$(1,289)	$(103,126)	$(102,574)
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE(1)(2) :
Net (loss) income per common share	$(0.03)	$0.08	$(0.03)	$(2.69)	$(2.68)

(1)	The sum of the quarterly net income (loss) per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter.

(2)	Despite net income for each of the second quarters of 2008 and 2007, net income per common share was the same for both the basic and diluted calculation.
15.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141R requires an acquirer to recognize all of the fair values of acquired assets, including goodwill, and assumed liabilities, with limited exceptions, even in instances where the acquirer has not acquired 100% of its target. SFAS 141R also requires that contingent consideration be measured at fair value at that acquisition date and included on that basis in the purchase price consideration. Under SFAS 141R, transaction costs would be expensed as incurred. SFAS 141R amends Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” to require the acquiring entity to recognize changes in the amount of its deferred tax benefits that are recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, based upon the circumstances. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Regent will apply this statement prospectively to business combinations that occur

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
subsequent to its January 1, 2009 effective date, except for the accounting for valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions. During the third quarter of 2008, the Company expensed all acquisition-related costs for potential business combinations that were not consummated prior to the adoption of SFAS 141R.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the classification of noncontrolling interests in consolidated statements of financial position and the accounting for and reporting of transactions between the reporting entity and holders of such noncontrolling interests. Under SFAS 160, noncontrolling interests are considered equity and would be reported as an element of consolidated equity, net income will encompass the total income of all consolidated subsidiaries and separate disclosure on the face of the income statement of the attribution of that income between the controlling and noncontrolling interests, and increases and decreases in the noncontrolling ownership interest amount will be accounted for as equity transactions. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008, and earlier application is prohibited. The Company will adopt SFAS 160 on January 1, 2009, and does not anticipate a material impact from adoption on its financial position and results of operations.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures regarding: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with earlier application allowed. The Company will adopt SFAS 161 on January 1, 2009, and will provide the appropriate required disclosures at that time.
     In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Financial Accounting Standards No. 128, “Earnings per Share.” Under the guidance in FSP 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP 03-6-1 is effective on January 1, 2009 and prior-period earnings per share data will be adjusted retrospectively. The Company is currently evaluating the impact, if any, that the adoption of FSP 03-6-1 will have on its financial statements.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS
	BALANCE	CHARGED				BALANCE
	AT	TO	CHARGED TO			AT
	BEGINNING	COSTS AND	OTHER			THE END
	OF PERIOD	EXPENSES	ACCOUNTS	DEDUCTIONS(1)		OF PERIOD
Allowance for doubtful accounts:
Years ended December 31,
2008	$651	446	—	570		$527
2007	$898	286	—	533		$651
2006	$802	632	—	536		$898

Deferred tax asset valuation allowance:
Years ended December 31,
2008	$2,906	79,127 (2)	—	1,134	(3)	$80,899
2007	$3,119	64 (4)	—	277	(5)	$2,906
2006	$3,283	84 (6)	—	248	(7)	$3,119

(1)	Represents accounts written off to the reserve.

(2)	Represents a valuation allowance recorded for net deferred tax assets.

(3)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2008.

(4)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2007 and scheduled to expire prior to 2017.

(5)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2007.

(6)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2006 and scheduled to expire prior to 2017.

(7)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2006.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-

benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the desired control objectives, and the Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.
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
     There has been no change in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
     Refer to Item 8 for information pertaining to Management’s annual report on internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by this Item 10 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Section 16 (a) Beneficial Ownership Reporting Compliance,” “Compensation of Non-Employee Directors,” “Election of Directors” and “Executive Officers,” to be filed in April 2009 in connection with the 2009 Annual Meeting of Stockholders presently scheduled to be held on June 3, 2009.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by this Item 11 is hereby incorporated by reference from our definitive Proxy Statement to be filed in April 2009 in connection with the 2009 Annual Meeting of Stockholders, presently scheduled to be held on June 3, 2009, and specifically from the portions thereof captioned “Election of Directors,” “Executive Officers,” “Compensation of Non-Employee Directors” and “Executive Compensation,” except that the information required by Items 407(d)(1)-(3) and 407(e)(5) of Regulation S-K which appear under the sub-headings “Audit Committee Report” and “Compensation Committee Report” is specifically not incorporated by reference into this Form 10-K or into any other filing by Regent under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     Except for the information required by Item 201(d) of Regulation S-K, which is included below, the information required by this Item 12 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Security Ownership of Certain Beneficial Owners and Management,” to be filed in April 2009, in connection with the 2009 Annual Meeting of Stockholders, presently scheduled to be held on June 3, 2009.

Number of securities
remaining available for
	Number of securities to	Weighted average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,578,051	$6.31	4,106,302
Equity compensation plans not approved by security holders	—	—	—

Total	2,578,051	$6.31	4,106,302

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required by this Item 13 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portions thereof captioned “Election of Directors” and “Certain Relationships and Related Transactions,” to be filed in April 2009 in connection with the 2009 Annual Meeting of Stockholders, presently scheduled to be held on June 3, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The information required by this Item 14 is hereby incorporated by reference from our definitive Proxy Statement, and specifically from the portion thereof captioned “Independent Registered Public Accounting Firm,” to be filed in April 2009 in connection with the 2009 Annual Meeting of Stockholders, presently scheduled to be held on June 3, 2009.
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

REGENT COMMUNICATIONS, INC.
Date: March 31, 2009	By:	/s/ William L. Stakelin
William L. Stakelin, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Stakelin	President, Chief Executive	March 31, 2009
William L. Stakelin	Officer, and Director (Principal Executive Officer)

/s/ Anthony A. Vasconcellos	Executive Vice President and	March 31, 2009
Anthony A. Vasconcellos	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

/s/ John J. Ahn John J. Ahn	Director	March 31, 2009

/s/ John F. DeLorenzo John F. DeLorenzo	Director	March 31, 2009

/s/ Andrew L. Lewis, IV Andrew L. Lewis, IV	Director	March 31, 2009

/s/ Timothy M. Mooney Timothy M. Mooney	Director	March 31, 2009

/s/ John H. Wyant John H. Wyant	Director	March 31, 2009

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

10(a)*#	Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through May 17, 2001 and restated as of October 24, 2002 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)

10(b)*#	Grant of Incentive Stock Option under the Regent Communications, Inc. 1998 Management Stock Option Plan, as amended (previously filed as Exhibit 10(b) to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10(c)*#	Regent Communications, Inc. 2001 Directors’ Stock Option Plan dated May 17, 2001 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

10(d)*#	Grant of Stock Option under the Regent Communications, Inc. 2001 Directors’ Stock Option Plan (previously filed as Exhibit 10(d) to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference)

10(e)*#	Regent Communications, Inc. Employee Stock Purchase Plan, as amended on October 24, 2002 and effective January 1, 2003 (previously filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)

10(f)*#	Regent Communications, Inc. Deferred Compensation Plan dated July 25, 2002 and effective October 1, 2002 (previously filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

10(g)*#	Regent Communications, Inc. 2005 Incentive Compensation Plan as adopted February 3, 2005 (previously filed as Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement No. 333-130616 filed December 22, 2005 and incorporated herein by this reference)

10(h)*#	Amendment No. 1 to the Regent Communications, Inc. 2005 Incentive Compensation Plan, effective as December 14, 2005 (previously filed as Exhibit 4.2 to the Registrant’s Form S-8 Registration Statement No. 333-130616 filed December 22, 2005 and incorporated herein by this reference)

10(i)*#	Amendment No. 2 to the Regent Communications, Inc. 2005 Incentive Compensation Plan (previously filed as Annex 1 to the Registrant’s Proxy Statement dated April 30, 2008 and incorporated herein by this reference)

10(j)*#	Form of Restricted Stock Award pursuant to the Regent Communications, Inc. 2005 Incentive Compensation Plan, as amended (previously filed as Exhibit 10.3 to the Registrant’s Form 8-K filed January 4, 2006 and incorporated herein by this reference)

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10(k)*#	Regent Communications, Inc. 2006 Directors Equity Compensation Plan as adopted May 10, 2006 (previously filed as Exhibit 4.1 to the Registrant’s Form S-8 Registration Statement No. 333-133959 filed May 10, 2006 and incorporated herein by this reference)

10(l)*#	Form of Restricted Stock Award pursuant to the Regent Communications, Inc. 2006 Directors Equity Compensation Plan (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed May 12, 2006 and incorporated herein by this reference)

10(m)*#	Separation Agreement and General Release by and between Terry S. Jacobs and Regent Communications, Inc. dated September 1, 2005 (previously filed as Exhibit 10(a) to the Registrant’s Form 8-K filed September 8, 2005 and incorporated herein by reference)

10(n)*#	Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 4, 2008 and incorporated herein by this reference)

10(o)#	Amendment No. 1 to Employment Agreement between Regent Communications, Inc. and William L. Stakelin dated January 22, 2009

10(p)*#	Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 4, 2008 and incorporated herein by this reference)

10(q)#	Amendment No. 1 to Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos dated January 22, 2009

10(r)#	Schedule of Director Compensation

10(s)*	Registration Rights Agreement dated June 15, 1998 among Regent Communications, Inc., PNC Bank, N.A., Trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.C.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(e) to the Registrant’s Form 8-K filed June 30, 1998 and incorporated herein by this reference)

10(t)*	First Amendment to Registration Rights Agreement dated as of August 31, 1999 among Regent Communications, Inc., PNC Bank, N.A., as trustee, Waller-Sutton Media Partners, L.P., WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates (Overseas) V, L.P., BMO Financial, Inc., General Electric Capital Corporation, River Cities Capital Fund Limited Partnership, Terry S. Jacobs, William L. Stakelin, William H. Ingram, Blue Chip Capital Fund II Limited Partnership, Miami Valley Venture Fund L.P. and Thomas P. Gammon (excluding exhibits not deemed material or filed separately in executed form) (previously filed as Exhibit 4(gg) to the Registrant’s Form 10-Q

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

for the quarter ended on September 30, 1999 and incorporated herein by this reference)

10(u)*	Second Amendment to Registration Rights Agreement dated as of December 13, 1999, among Regent Communications, Inc., Terry S. Jacobs, William L. Stakelin, Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund, L.P., PNC Bank, N.A., as trustee, PNC Bank, N.A., Custodian, Waller-Sutton Media Partners, L.P., River Cities Capital Fund Limited Partnership, Mesirow Capital Partners VII, WPG Corporate Development Associates V, L.L.C., WPG Corporate Development Associates V (Overseas) L.P., General Electric Capital Corporation, William H. Ingram, The Roman Arch Fund L.P., The Roman Arch Fund II L.P. and The Prudential Insurance Company of America (previously filed as Exhibit 4(hh) to Amendment No. 1 to the Registrant’s Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

10(v)*	Third Amendment to Registration Rights Agreement, dated August 28, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by this reference)

10(w)*	Fourth Amendment to Registration Rights Agreement, dated as of November 26, 2001, among Regent Communications, Inc. and the Stockholders who are signatories thereto (previously filed as Exhibit 10(t) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

10(x)*	Settlement Agreement dated September 14, 2007, among Regent Communications, Inc., Riley Investment Management LLC, Riley Investment Partners Master Fund, L.P., SMH Capital Inc. and other parties to the agreement, including Release as Exhibit A thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 17, 2007 and incorporated herein by this reference)

10(y)*	Standstill Agreement dated March 17, 2009, among Regent Communications, Inc., Riley Investment Management LLC and Riley Investment Partners Master Fund, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 19, 2009 and incorporated herein by this reference)

21	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

#	Constitutes a management contract or compensatory plan or arrangement.