Form 10-Q
period 2009-03-31
REGENT COMMUNICATIONS INC
filed 2009-05-08
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Yes☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value — 42,248,653 shares outstanding as of May 1, 2009

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Broadcast revenues, net of agency commissions	$18,263	$20,833

Station operating expenses	13,898	14,841
Depreciation and amortization	1,000	1,012
Corporate general and administrative expenses	1,902	1,889
Impairment of indefinite-lived intangible assets and goodwill	31,800	—
Gain on sale of radio stations	—	(540)
Loss on sale of long-lived assets and other	18	21

Operating (loss) income	(30,355)	3,610

Interest expense	(1,760)	(3,646)
Realized and unrealized (loss) gain on derivatives, net	(323)	(5,675)
Other loss, net	(23)	(12)

Loss from continuing operations before income taxes	(32,461)	(5,723)
Income tax (expense) benefit	(46)	2,354

Loss from continuing operations	(32,507)	(3,369)
Discontinued operations:
Results from operations of discontinued operations, net of income taxes	—	2
Gain on sale of discontinued operations, net of income taxes	—	357

Gain on discontinued operations, net of income taxes	—	359

Net loss	$(32,507)	$(3,010)

Basic and diluted loss per common share:

Loss from continuing operations	$(0.81)	$(0.09)
Discontinued operations	—	0.01

Net loss	$(0.81)	$(0.08)

Weighted average number of common shares used in basic calculation:	39,963	38,608
Weighted average number of common shares used in diluted calculation:	39,963	38,608
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13,669	$1,094
Accounts receivable, net of allowance of $488 and $527 at March 31, 2009 and December 31, 2008, respectively	11,352	13,914
Assets held for sale	156	156
Other current assets	1,678	1,716

Total current assets	26,855	16,880

Property and equipment, net	32,003	32,651
Intangible assets, net	109,594	135,252
Goodwill	12,192	18,392
Deferred tax assets	—	—
Other assets	1,988	2,109

Total assets	$182,632	$205,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$195,139	$185,128
Accounts payable	1,425	1,329
Accrued compensation	1,000	1,399
Other current liabilities	4,804	4,010

Total current liabilities	202,368	191,866

Derivative liability	10,035	10,980
Other long-term liabilities	2,555	2,564

Total liabilities	214,958	205,410

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 50,019,642 and 49,151,642 shares issued at March 31, 2009 and December 31, 2008, respectively	500	492
Treasury stock, 7,770,991 and 9,169,465 shares, at cost, at March 31, 2009 and December 31, 2008, respectively	(40,778)	(49,203)
Additional paid-in capital	338,847	346,973
Accumulated deficit	(330,895)	(298,388)

Total stockholders’ deficit	(32,326)	(126)

Total liabilities and stockholders’ deficit	$182,632	$205,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(32,507)	$(3,010)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,000	1,012
Deferred income tax benefit	—	(2,025)
Impairment of indefinite-lived intangible assets and goodwill	31,800	—
Non-cash compensation expense	204	327
Unrealized (gain) loss on derivatives	(945)	5,684
Gain on sale of radio stations	—	(1,192)
Other, net	143	204
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	2,502	2,049
Other assets	42	(89)
Current and long-term liabilities	607	(668)

Net cash provided by operating activities	2,846	2,292

Cash flows from investing activities:
Net proceeds from sale of radio stations	—	7,922
Capital expenditures	(249)	(872)
Other	1	—

Net cash (used in) provided by investing activities	(248)	7,050

Cash flows from financing activities:
Principal payments on long-term debt	(3,489)	(12,413)
Long-term debt borrowings	13,500	2,500
Treasury stock purchases	(14)	(63)
Other	(20)	3

Net cash provided by (used in) financing activities	9,977	(9,973)

Net increase (decrease) in cash and cash equivalents	12,575	(631)
Cash and cash equivalents at beginning of period	1,094	1,391

Cash and cash equivalents at end of period	$13,669	$760

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$54	$40
Accrued capital expenditures	$26	$194
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
     The condensed consolidated financial statements of Regent have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown. All adjustments are of a normal and recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. Results for interim periods may not be indicative of results for the full year. The December 31, 2008 condensed consolidated balance sheet was derived from audited consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Regent’s Form 10-K for the year ended December 31, 2008.
     The Company’s credit agreement contains certain financial and other covenants, which, among other things, require Regent to maintain specified financial ratios, and imposes certain limitations on the Company with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Indebtedness under the credit agreement is secured by a lien on substantially all of the Company’s assets and of the subsidiaries, by a pledge of the operating and license subsidiaries’ stock and by a guarantee of the subsidiaries. Regent’s ability to meet certain of these financial ratios has been affected by economic trends that have caused a general downturn in the advertising sector, including advertising on the Company’s radio stations. The likelihood that the Company would not be able to meet certain financial ratios during the 2009 year and the possibility that the Company’s lenders could require that repayment of the outstanding debt under the credit agreement be accelerated to currently payable, created substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Report of Independent Registered Public Accounting Firm issued by the Company’s auditors for the 2008 year contained an explanatory paragraph regarding this uncertainty. Under the terms of the credit agreement, any audit report containing going concern language constitutes a default under the agreement. As a result of this default, at December 31, 2008, all debt outstanding under the credit agreement was recorded as currently payable in the Company’s consolidated financial statements. In addition, a valuation allowance was established on substantially all of the Company’s deferred tax assets, as the Company was unable to conclude, based upon the guidance contained in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” that it is more likely than not that the assets will be realized, given the uncertainty in the Company’s ability to continue as a going concern. Regent’s management is currently in negotiations with the parties to the credit agreement to waive or amend certain of the financial ratios and other covenants to regain compliance. If Regent is unable to negotiate such a waiver or amendment, the Company’s lenders could proceed against any such available collateral.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $1.8 million and $2.2 million for the three-month periods ended March 31, 2009 and 2008, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three-month periods ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months	Three months
	ended March 31,	ended March 31,
	2009	2008
Barter revenue	$836	$688
Barter expense	$700	$600
Stock-based Compensation Plans
     During the first quarter of 2009 and 2008, the Company issued 869,800 and 488,000 nonvested shares, respectively, as a component of compensation to employees under The Regent Communications, Inc. 2005 Incentive Compensation Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first quarter of 2009 and 2008, Regent recorded approximately $146,000 and $151,000, respectively, of expense related to nonvested share awards. At March 31, 2009, deferred compensation expense related to the nonvested shares was approximately $1.0 million, which will be recognized over the remaining vesting period. At March 31, 2009, 1,403,000 nonvested shares remained outstanding under the plan, with a weighted average remaining life of approximately 3.2 years. During the first three months of 2009 and 2008, 1,800 and 1,950 nonvested shares, respectively, were forfeited.
     The Company issues shares of nonvested Regent common stock to its non-management directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The value of each nonvested share is determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. Regent recorded approximately $9,000 of expense related to the nonvested awards for each of the first three months of 2009 and 2008. Additionally, during the

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
first three months of 2009, the Company recorded approximately $28,000 of expense related to the acceleration of vesting for nonvested awards granted to its former Chairman of the Board in conjunction with his resignation from the Board of Directors on March 17, 2009. No awards were granted under the plan during the first three months of 2009 or 2008. At March 31, 2009, deferred compensation expense related to the nonvested shares was approximately $98,100, which will be recognized over the remaining vesting period. At March 31, 2009, 70,625 nonvested shares remained outstanding under the plan, with a weighted-average remaining life of approximately 2.8 years. No nonvested shares granted under the plan were forfeited during the first quarter of 2009 or 2008.
     Under the provisions of SFAS 123R, the Company is required to record compensation expense related to shares issued under the Company’s Employee Stock Purchase Plan. Effective with the distribution of shares for the quarter ended December 31, 2008, there were no further shares available for purchase by employees under the Stock Purchase Plan. Consequently, the Company terminated the Stock Purchase Plan effective with the fourth quarter distribution of shares. For the three-month period ended March 31, 2008, the Company recorded approximately $6,000 of compensation expense related to its Employee Stock Purchase Plan. Regent utilized the Black-Scholes-Merton option-pricing model to calculate the fair market value of shares awarded under the Employee Stock Purchase Plan. The weighted average fair value per shares estimated for each share of common stock issued under the plan during the first quarter of 2008 was $0.26, based upon a weighted average volatility of 41.3%, a weighted average risk-free interest rate of 3.26%, an average life of three months, and no dividends.
     There were no stock options granted during the first quarter of 2009 or 2008. During the first quarter of 2009, 7,000 stock options with a weighted-average exercise price of $6.49 were terminated due to termination or forfeiture. No stock options were terminated due to forfeiture or expiration during the first quarter of 2008. The intrinsic value of all outstanding stock options was zero at March 31, 2009. See Regent’s 2008 Annual Report on Form 10-K for other disclosures of all outstanding awards.
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The disposals of one station in each of the Albany and Buffalo, New York markets did not meet the criteria for the reclassification of operating results to discontinued operations, due to the migration of cash flows from the disposed stations to other Regent-owned stations. Therefore, the results for these radio stations remain classified in loss from continuing operations.
     Selected financial information related to discontinued operations for the three-month period ended March 31, 2008 is as follows (in thousands):

Three months
ended March 31,
2008
Net broadcast revenue	$180
Depreciation and amortization expense	$—
Allocated interest expense	$15
Gain before income taxes	$646
Assets held for sale
     Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS 144. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale at March 31, 2009 and December 31, 2008 was comprised of Regent’s former studio location in Evansville, Indiana. The assets held for sale include approximately $43,000 of land and land improvements and approximately $153,000 of building and building improvements, offset by accumulated depreciation of approximately $20,000. Based upon its assessment of the fair market value of the assets at December 31, 2008, Regent reduced the carrying value of the assets by $20,000 at that date. The reduction was allocated among the assets on a pro rata basis. The major categories of the assets held for sale are as follows (in thousands):

Land and improvements	$39
Building and improvements	137

176
Accumulated depreciation	(20)

$156

Income Taxes
     The Company follows the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. Income tax uncertainties had previously been accounted for under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” At March 31, 2009 and 2008, the liability for uncertain tax positions was

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
approximately $576,000 and $475,000, respectively, which amounts were recorded as a component of other long-term liabilities. Of this amount, approximately $145,000 and $87,000 represented accrued interest at March 31, 2009 and 2008, respectively. Regent recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $576,000, which includes interest of approximately $145,000. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits will decrease by approximately $42,000 within the next 12 months, based upon the resolution of certain income tax audits.
     The Company recorded income taxes on continuing operations at an effective rate of 0.14% and 41.1% for the first quarters of 2009 and 2008, respectively. The Company established a valuation allowance against the entire deferred tax benefit recorded during the first quarter of 2009.
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board finalized Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures about the use of fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 have been applied prospectively beginning January 1, 2008 for all financial assets and financial liabilities recognized in the financial statements at fair value. For all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis, the Company applied the provisions of Financial Accounting Standards Board (“FASB”) Staff Position 157-2, “Effective Date of FASB Statement No. 157”) (“FSP 157-2”) and delayed the effective date of SFAS 157 until January 1, 2009. The adoption of SFAS 157 for non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company.
     The Company’s financial assets and liabilities reflected in the condensed consolidated financial statements at fair value include short-term investments, marketable securities and derivative financial instruments. Fair value for short-term investments and marketable securities are determined utilizing quoted market prices at each period. Fair value for derivative interest rate swap agreements is obtained from counterparties to the agreements and corroborated through estimates using internal discounted cash flow calculations based upon forward interest-rate yield curves and considering the risk of non-performance by the parties to the contract. The Company’s non-financial assets and liabilities include goodwill and FCC licenses. As described in Note 4, the Company was required to test intangible assets for impairment during the first quarter of 2009. Regent uses the greenfield methodology for valuation of its FCC licenses, which allocates a start-up value to each station and employs a discounted cash flow methodology. The Company uses a market-multiple approach to value goodwill. The following table summarizes the valuation of the Company’s financial assets and liabilities at March 31, 2009 and December 31, 2008 and non-financial assets and liabilities that were required to be measured at fair value at March 31, 2009 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Quoted
		Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
Financial and Non-Financial Asset	March 31,	Assets -	Inputs -	Inputs -
(Liability)	2009	Level 1	Level 2	Level 3
Recurring Valuations:
Assets:
Short-term investments	$2,707	$2,707
Marketable securities	$587	$587

Liabilities:
Derivative interest rate swap agreements	$(10,035)		$(10,035)

Non-recurring Valuations:
Assets:
Goodwill	$8,092			$8,092
FCC Licenses	$79,776			$79,776
     The following table summarizes the valuation of the Company’s financial assets and liabilities at December 31, 2008 (in thousands):

		Quoted
		Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets -	Inputs -	Inputs -
Financial Asset (Liability)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5	$5
Marketable securities	$572	$572

Liabilities:
Derivative interest rate swap agreements	$(10,980)		$(10,980)
     The Company has not elected any eligible items for fair value measurement.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
2. LONG-TERM DEBT
     Long-term debt consisted of the following as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31,	December 31,
	2009	2008
Senior secured Term A Loan	$44,802	$46,013
Senior secured Term B Loan	108,887	109,165
Senior secured revolving credit facility	41,450	29,950

	195,139	185,128
Less: current portion of long-term debt	(195,139)	(185,128)

	$—	$—

     Borrowings under the credit facility bore interest at an average rate of 3.10% at March 31, 2009 and 3.44% at December 31, 2008.
     Under the provisions of the excess cash flow calculation contained in the credit agreement, on April 30, 2009, the Company was required to make repayments of approximately $4.5 million based upon the calculation of excess cash flow generated by operations. The repayment was comprised of approximately $1.1 million of the amounts borrowed under the Term A Loan portion, $2.5 million of the amounts borrowed under the Term B Loan portion, and approximately $0.9 million of the amounts borrowed under the revolving portion of the credit agreement. Regent used cash on hand to fund the $4.5 million repayment required under the excess cash flow calculation. The amounts required to be repaid under the Term A Loan and Term B Loan portions of the credit agreement are permanent reductions of the amounts available under those portions of the agreement. The amount repaid under the revolving portion of the credit agreement could typically be re-borrowed under the terms of the credit agreement. However, on April 1, 2009, the Company received notification from Bank of America, as the administrative agent for the other lenders and parties to Regent’s credit agreement, that the explanatory paragraph regarding the uncertainty in the Company’s ability to continue as a going concern in the Report of Independent Registered Public Accounting Firm issued by Regent’s auditors in connection with the audit of the December 31, 2008 consolidated financial statements, constituted a Specified Default (as defined in the Bank of America notification) under the terms of the credit agreement. As such, if the Specified Default continued unremediated for 30 days, then: (a) the default would become an Event of Default (as defined in the credit agreement) under the credit agreement; (b) unless and until the default was remedied, no further borrowings could be made under the credit agreement; and (c) the lenders have not waived the Specified Default or the conditions to make additional loans. Accordingly, no further amounts could be borrowed under the revolving portion of the credit agreement until the default was cured. As of April 30, 2009, the 30-day period expired, and the Company’s inability to cure the default constituted an Event of Default under the terms of the agreement. Due to the Event of Default, the lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While the Company is subject to an Event of Default, the rate of interest on borrowings outstanding under the credit agreement may be increased by 2.0% per annum. The Company is currently in negotiations with its lenders to waive or amend the terms of the credit agreement to

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
modify certain covenants and conditions in order to regain compliance with the terms of the agreement. However, there can be no assurances that a waiver or amendment will be obtained.
3. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at March 31, 2009 or December 31, 2008. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. The nonvested shares generally vest over a four-year period. During the first three months of 2009 and 2008, the Company issued 869,800 and 486,050 shares, respectively, of nonvested stock, net of forfeitures. Additionally during the first three months of 2009 and 2008, Regent recorded treasury stock repurchases related to the forfeiture of 88,752 and 42,812 shares, respectively, of stock by employees for the payment of withholding taxes related to the vesting of nonvested shares during the quarter.
     On January 30, 2008, the Company issued 54,923 shares of Regent common stock from treasury shares to two executive officers at an issue price of $1.35 per share as a payment of a portion of 2007 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
     During the first three months of 2009, Regent reissued 1,225,882 shares of treasury stock for the fourth quarter of 2008 employer match to employee contributions under the Company’s 401(k) plan and 126,213 shares of treasury stock to employees enrolled in the Company’s Employee Stock Purchase Plan during the fourth quarter of 2008. During the first quarter of 2009, the Company also reissued 135,131 shares of treasury stock as employer match to employee contributions under the Company’s 401(k) plan through January 14, 2009, the date the Company ceased making matching contributions under the plan. In addition, effective with the distribution of shares for the quarter ended December 31, 2008, there were no further shares available for purchase by employees under the Employee Stock Purchase Plan. Consequently, the Company terminated the plan effective with the fourth quarter distribution of shares. During the first three months of 2008, Regent reissued 115,086 shares of treasury stock as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $1.6 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock during the first three months of 2009 or 2008 other than treasury shares exchanged for payment of employee withholding taxes related to the vesting of nonvested stock grants.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Regent’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). The

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which requires that a company perform annual impairment testing of goodwill and intangible assets determined to have an indefinite life. The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or at an earlier date if conditions exist that would indicate the possibility of an impairment issue. Based on deteriorating economic conditions, volatility in the equity markets, and operating results for the quarter, the Company performed an analysis for potential impairment of indefinite-lived intangibles and goodwill during the first quarter of 2009. Based primarily upon material changes in future revenue and cash flow projections, the Company determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying value recorded in the financial statements. Due to the timing and complexity of fair value calculations, the Company has not completed its impairment analysis. However, based upon its preliminary valuations, the Company determined that an impairment loss was probable and reasonably estimable; accordingly, during the first quarter of 2009 the Company recognized pre-tax impairment charges of approximately $25.6 million for FCC licenses and approximately $6.2 million for goodwill. The Company anticipates completing its analysis in the second quarter of 2009.
Definite-lived Intangible Assets
     The Company’s definite-lived intangible assets, consisting primarily of non-competition agreements, acquired advertising contracts, employment and sports rights agreements, and advertiser relationships and lists, are amortized in accordance with the provisions of SFAS 142. Acquired advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement or similar arrangement. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$219	$189	$219	$171
Sports right and employment agreements and advertiser lists and relationships	779	730	779	690

Total	$998	$919	$998	$861

     The aggregate amortization expense related to the Company’s definite-lived intangible assets was approximately $59,000 for each of the three months ended March 31, 2009 and 2008. The estimated annual amortization expense for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is approximately $123,000, $1,000, $1,000, $1,000 and $1,000, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the change in the carrying amount for the Company’s indefinite-lived intangible assets for the three-month period ended March 31, 2009 (in thousands):

Indefinite-lived
Intangible Assets
Balance as of December 31, 2008	$135,105
Impairment of FCC licenses	(25,600)

Balance as of March 31, 2009	$109,505

     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at March 31, 2009 and December 31, 2008.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the three-month period ended March 31, 2009 (in thousands):

Goodwill
Balance as of December 31, 2008	$18,392
Impairment of Goodwill	(6,200)

Balance as of March 31, 2009	$12,192

5. EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net loss by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested as of the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At March 31, 2009, none of the Company’s 2,571,051 stock options had exercise prices that were less than the Company’s average stock price for the three months ended March 31, 2009. At March 31, 2008, none of the Company’s 4,083,039 stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the three months ended March 31, 2008. Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Regent’s nonvested stock contains rights to receive non-forfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share under FSP 03-6-1. Under the provisions of FSP 03-6-1, in periods in which the Company records net income, the calculation of earnings per share for common shares will exclude the income attributed to the Company’s nonvested stock from the numerator and will exclude the dilutive impact for those nonvested shares from the denominator. The provisions of FSP 03-6-1 also require us to retroactively adjust all prior period earnings per share computations for the two-class method of computing earnings per share. The retroactive application of FSP 03-6-1 had no impact on our March 31, 2008 earnings per share calculation, as the Company recorded a net loss during that period. There were 1,473,625 and 820,250 nonvested shares outstanding at March 31, 2009 and 2008, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
	(In thousands except per share data)
Loss from continuing operations	$(32,507)	$(3,369)
Gain from discontinued operations, net of taxes	—	359

Net loss	$(32,507)	$(3,010)

Basic and diluted (loss) gain per common share:
Loss from continuing operations	$(0.81)	$(0.09)
Gain on discontinued operations	—	0.01

Net loss	$(0.81)	$(0.08)

Weighted average basic common shares	39,963	38,608
Dilutive effect of stock options and warrants	—	—

Weighted average diluted common shares	39,963	38,608

6. DERIVATIVE INSTRUMENTS
     The Company is exposed to a variety of market risks, include the effects of changes in interest rates. The Company’s risk management strategy includes the use of derivative instruments to convert a portion of its debt from variable to fixed rates in order to reduce the effect of fluctuating interest rates. The Company follows the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. The Company has not designated the interest rate swap agreements as hedging instruments in 2008 or 2009. The following tables present information on the Company’s derivative financial instruments.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets (in thousands):

Derivatives Not Designated as
Hedging Instruments		Liability Fair Value at
Under SFAS 133	Balance Sheet Location	March 31, 2009
Interest rate swap agreements	Other non-current liabilities	$10,035
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for
the three months ended March 31, 2009
(in thousands):

Derivative Instruments Not	Location of Net (Loss) or
Designated as Hedging	Gain Recognized on	Loss Recognized on
Instruments under SFAS 133	Derivatives	Derivatives
Interest rate swap agreements	Realized and unrealized (loss) gain on derivatives, net	$(323)
7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 amends the method for determining whether an other-than-temporary impairment exists and the classification of the impairment charge for debt securities and the related disclosures. FAS 115-2 and FAS 124-2 is effective for the quarter ended June 30, 2009. The Company is currently evaluating the potential impact that adoption could have on the Company’s financial position and results of operations, if any.

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
     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q include: changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, and nationally, including, in particular: increased competition for attractive radio properties and advertising dollars; increased competition from emerging technologies; fluctuations in the cost of operating radio properties; our ability to manage growth; our ability to effectively integrate our acquisitions; potential costs relating to stockholder demands; changes in the regulatory climate affecting radio broadcast companies; cancellations, disruptions or postponements of advertising schedules in response to national or world events; and our ability to regain compliance with the terms of our credit agreement. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission (SEC). These documents are available free of charge at the SEC’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.
Executive Overview update
•	On April 1, 2009, we received notification from Bank of America, as the administrative agent for the other lenders and parties to our credit agreement, that the explanatory paragraph regarding the uncertainty in our ability to continue as a going concern contained in the Report of Independent Registered Public Accounting Firm issued by our auditors in connection with the audit of our December 31, 2008 consolidated financial statements constituted a Specified Default (as defined in the Bank of America notification) under the terms of our credit agreement. As such, if the Specified Default continued unremediated for 30 days, then: (a) the default would become an Event of Default (as defined in the credit agreement) under the credit agreement; (b) unless and until the default was remedied, no further borrowings could be made under the credit agreement; and (c) the lenders have not waived the Specified Default or the conditions to make additional loans. As of April 30, 2009, the 30-day period expired and our inability to cure the default constituted an Event of Default under the terms of the agreement. Due to the Event of Default, the lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While we are subject to an Event of Default, the rate of interest on amounts outstanding under the credit agreement may increased by 2.0% per annum. We are currently in negotiations with our lenders to waive or amend the terms of our credit agreement to modify certain covenants and conditions in order to regain compliance with the terms of the agreement. If we are successful in obtaining a waiver or amendment to our credit agreement, we anticipate we will incur fees to the lenders for such waiver or amendment, the amount of which we cannot predict with any degree of certainty at this time.
•	As a result of the current trend of long-term interest rates, we recorded an unrealized gain of approximately $1.0 million during the first quarter of 2009 related to changes in the fair value measurements of interest rate swap agreements we have in place on the term loan portions of our credit agreement. Also during the quarter, we recorded a realized loss of approximately $1.3 million due to the unfavorable fixed swap rates compared to market rates during the period.
•	Based on deteriorating global economic conditions, volatility in the equity markets, and operating results for the quarter, we performed an impairment analysis on our indefinite-lived intangible assets and goodwill during the first quarter of 2009. Based primarily upon material changes in future revenue and cash flow projections, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. Due to the timing and complexity of fair value calculations, we have not completed our impairment analysis. However, based upon our preliminary valuations, we determined that an impairment loss was probable and reasonably estimable; accordingly, we recorded a pre-tax impairment charge of $25.6 million for FCC licenses and approximately $6.2 million for goodwill. We will complete our analysis during the second quarter of 2009, but expect no significant changes to our preliminary valuation.
•	We are currently broadcasting 24 FM stations and two AM stations in digital, or high definition radio (HD Radio). The conversion to HD Radio will enable the stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services. The economic benefit, if any, to our stations that have converted to HD Radio currently cannot be measured. Any future economic benefit to our stations as a result of digital conversion is not known at this time.
•	We have continued to develop our Interactive initiative in 2009, which focuses on generating revenues through our stations’ websites. Our integrated selling effort combines the sale of our Interactive products with sales of our traditional broadcasting spots. Net revenue provided by our Interactive initiatives during the first quarter of 2009 increased by approximately 66% over the comparable 2008 quarter, and we anticipate that our economic benefits from this revenue source will increase through the remainder of 2009 and beyond. In addition, our 2009 focus is also directed towards developing Interactive revenue from new sources that are not affiliated with our radio stations. While we do not anticipate that this revenue will be material in 2009, we expect that it will increase in future years.

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
     During the first quarter of 2008, we disposed of our four Watertown, New York radio stations. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposal, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Accordingly, all results of operations for the first quarter of 2008 related to the Watertown, New York market, including an allocated portion of interest expense, have been reclassified to discontinued operations.
Comparison of three months ended March 31, 2009 to three months ended March 31, 2008
     Results from continuing operations for the quarter ended March 31, 2009 compared to March 31, 2008 were impacted by a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States during the quarter. The reduction in net revenue was partially mitigated by decreases in revenue-related station operating expenses and discretionary promotional expense.
Net Broadcast Revenues
     Net broadcast revenues for Regent decreased 12.3% to approximately $18.3 million in the first quarter of 2009 from approximately $20.8 million in the first quarter of 2008. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):
Net broadcast revenue variance:

	(Decrease)/
	increase in net
	broadcast	%
	revenue	Change
Local advertising	$(1,911)	(11.2)%
National advertising	(732)	(31.4)%
Barter revenue	148	21.5%
Political advertising	(72)	(67.0)%
Other	(3)	(0.4)%

Net broadcast revenue variance	$(2,570)	(12.3)%

     Local revenue — The decrease of approximately $1.9 million, or 11.2%, in local revenue in the first quarter of 2009 compared to same period of 2008 was due primarily to the effects on advertising spending of deteriorating economic conditions throughout the United States, especially during the months of January and February. The overall declines in local direct and agency revenues were partially offset by increases in Interactive revenue at each of our broadcast markets compared to prior year results.
     National revenue — National revenue decreased approximately $0.7 million in the first quarter of 2009, or 31.4%, compared to 2008. The decline in national revenue was seen across the majority of our broadcast markets. The general decline in national revenue was due primarily to the difficult economic conditions present during 2009, particularly during the months of January and February.
     Barter revenue — The increase in barter revenue during the quarter was due primarily to the timing of when advertisers elected to air their commercials.
     Political revenue — Political revenue decreased approximately $0.1 million in the first quarter of 2009 compared to the same quarter in 2008. The 2008 year was a very strong political revenue year due to the numerous local, state and national elections.
Station Operating Expenses
     Station operating expenses decreased 6.4%, to approximately $13.9 million in the first quarter of 2009 from approximately $14.8 million in the first quarter of 2008. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):
Station operating expense variance:

	Decrease/
	(increase) in
	station operating	%
	expenses	Change
Technical expense	$56	6.7%
Programming expense	158	3.7%
Promotion expense	259	45.9%
Interactive expense	(74)	(28.4)%
Sales expense	306	7.2%
Administrative expense	338	8.4%
Barter expense	(100)	(16.7)%

Station operating expense variance	$943	6.4%

     Technical expense — Technical expenses decreased approximately 6.7%, due primarily to fewer equipment repair costs and associated outside consulting fees during the first quarter of 2009.
     Programming expense — Programming expense decreased by approximately 3.7% during the first quarter of 2009. The decrease was due to a combination of salary savings in several of our markets and lower broadcast rights fees in our Flint, Michigan market, where we replaced the morning show on one station with our syndicated “Free Beer & Hot Wings” morning show. These savings were partially offset by increased music license fees in all of our broadcast markets.
     Promotion expense — Promotion expense decreased approximately $0.3 million, or 45.9% compared to the 2008 quarter. The decrease is due primarily due to lower levels of promotional spending for television time, billboards, contests, direct mail promotions and promotional products, as we continued to manage our discretionary costs in response to challenging economic conditions.
     Interactive expense — Interactive expense increased 28.4% during the first quarter of 2009, as our Interactive initiative continued its growth trend. The largest increases in the quarter were due to increased commissions associated with higher revenue levels, and increased music license fees for all our broadcast markets.
     Sales expense — During the first quarter of 2009, sales expense decreased approximately $0.3 million, or 7.2% compared to the comparable 2008 quarter. The decrease was due primarily to lower commissions, bonuses and national representation fees associated with lower revenue levels during the 2009 quarter. These savings were partially offset by increased rating service fees.
     Administrative expense — During the first quarter of 2009, administrative expense decreased approximately $0.3 million, or 8.4% from the comparable 2008 period. The savings were primarily due to: reduced bonus expense as a result of lower operating results compared to targeted bonus-plan levels; lower payroll taxes due to lower overall payroll, commission and bonus expense during the quarter; savings in Company match expense on employee contributions to the 401(k) Profit Sharing Plan, which match was eliminated January 14, 2009; and savings in franchise tax expense.
     Barter expense — The change is barter expense is due to the timing of the use of bartered goods and services.
Depreciation and Amortization
     Depreciation and amortization expense was relatively flat during the first quarter of 2009 compared to the same period in 2008. The slight decrease was due to reduced depreciation expense in our Albany, New York, Ft. Collins, Colorado, and Flint and Grand Rapids, Michigan markets, as many assets acquired during their purchases are now fully depreciated. These decreases were offset partially by increased depreciation expense in our Evansville, Indiana market, due to our newly-remodeled broadcast facility, and additional depreciation for our Corporate location due to the depreciation of fixed assets associated with our Interactive initiative.
Corporate Expense
     Corporate general and administrative expense remained flat at approximately $1.9 million for each of the three-month periods ended March 31, 2009 and 2008. The Company benefited from: savings in outside consulting costs related to the Company’s Sarbanes-Oxley Section 404 testing; reduced travel and entertainment expenses; and decreased rent expense due to the renegotiation of the lease agreement for the Corporate office location. These savings were offset by: increased professional fees due to the timing of when certain fees were incurred compared to the same quarter of the prior year; higher salary costs due to expansion of the Corporate Interactive department related to the Company’s Interactive initiative; increased stock compensation expense related to nonvested stock previously granted to the Company’s former Chairman of the Board, which was accelerated upon his resignation; and a lower amount of reduction in deferred compensation plan expenses compared to prior plan-year results, as investment losses in the plan for the first quarter of 2009 were less then those of the comparable 2008 period.
Gain on Sale of Stations
     During the first quarter of 2008, we disposed of WTMM-AM in Albany, New York and WECK-AM in Buffalo, New York. We recorded a net gain of approximately $0.5 million on the sale of these stations.
Impairment of Indefinite-Lived Intangible Assets and Goodwill
     Based on deteriorating global economic conditions, volatility in the equity markets, and operating results for the quarter, we performed an analysis for potential impairment of our indefinite-lived intangibles and goodwill during the first quarter of 2009. Based primarily upon material reductions in future revenue and cash flow projections, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. Due to the timing and complexity of fair value calculations, we have not completed the impairment analysis. However, based upon our preliminary valuations, we determined that an impairment loss was probable and reasonably estimable; accordingly, we recorded a pre-tax impairment charges of $25.6 million for FCC licenses and approximately $6.2 million for goodwill. We will complete our analysis in the second quarter of 2009, but do not expect significant changes to our preliminary valuations.
Interest Expense
     Interest expense decreased to approximately $1.8 million in 2009 from approximately $3.6 million in 2008. The decrease was due primarily to lower interest rates during the first quarter of 2009 compared to the same quarter in 2008. The average interest rate for the first quarter of 2009 was 3.37%, compared to 6.83% for the comparable 2008 period. Lower debt levels during the first quarter of 2009 also contributed to the decrease. Our average debt level in the first quarter of 2009 was approximately $187.6 million, compared to approximately $202.8 million in the first quarter of 2008.
Realized and unrealized (loss) gain on derivatives, net
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating rates to fixed rates. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the applicable margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized gain (loss) on derivatives in the condensed consolidated statements of operations. During the first quarter of 2009, we recorded an unrealized gain of approximately $1.0 million on the change in the fair value of the swaps, offset by a realized loss of approximately $1.3 million due to unfavorable swap fixed rates compared to market rates during the period. During the first quarter of 2008, we recorded an unrealized loss of approximately $5.7 million on the change in the fair value of the swaps, offset by an immaterial realized gain.
Income Taxes
     For the first quarter of 2009, we recorded income tax expense at an effective rate of 0.1%. This rate includes a tax benefit at a 34% federal rate, a state tax benefit, net of federal benefit, of 4.5% and miscellaneous adjustments of (0.1)%. Consistent with our conclusions at December 31, 2008, the tax benefits recorded were offset by an increase in the valuation allowance against our deferred tax assets of 38.5%, as we are unable to conclude that it is more likely than not that the assets will be realized. We recorded an income tax benefit of approximately $2.4 million in the first quarter of 2008 on loss from continuing operations, which represented a 41.1% effective rate. The rate includes a tax benefit at a 34% federal rate, a state tax rate, net of federal benefit, of 6.6%, and miscellaneous adjustments of 0.5%.
Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of our four Watertown, New York radio stations during the first quarter of 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the period ended March 31, 2008 (in thousands):

2008
Net broadcast revenue	$180
Station operating expense	162
Depreciation and amortization expense	—
Allocated interest expense	15
Gain on sale	643

Gain before income taxes	646
Income tax expense	(287)

Net gain	$359

Same Station Results
     Our revenues are produced exclusively by our radio stations. While dispositions have affected the comparability of our 2009 operating results to those of 2008, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations disposed of during those quarters. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating (loss) income, net loss, net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2009 and 2008 are listed in the table below (in thousands).
     Same station net revenue decreased 13.4% in the first quarter of 2009 compared to the same period of 2008 due to a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States during the quarter.

	2009	2008
Quarter 1	Net	Net	%
(62 stations in 13 markets)	Revenue	Revenue	Change
Net broadcast revenue	$18,263	$20,833
Less:
Non-same station results (1)	—	27
Barter effect	836	688

Same station net broadcast revenue	$17,427	$20,118	(13.4)%

(1)	Non-same station results represent the net cash revenues of stations that were not owned or operated for the entire five-quarter period ended March 31, 2009.
LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     Our credit agreement contains certain financial and other covenants, which, among other things, require us to maintain specified financial ratios, and imposes certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Indebtedness under the credit agreement is secured by a lien on substantially all of our assets and of our subsidiaries, by a pledge of our operating and license subsidiaries’ stock and by a guarantee of our subsidiaries. Our ability to meet certain of these financial ratios has been affected by economic trends that have caused a general downturn in the advertising sector, including advertising on our radio stations. The likelihood that we would not be able to meet certain financial ratios during the 2009 year and the possibility that our lenders could require that repayment of the outstanding debt under the credit agreement be accelerated created substantial doubt about our ability to continue as a going concern. Accordingly, the Report of Independent Registered Public Accounting Firm issued by our auditors for the 2008 year contained an explanatory paragraph regarding this uncertainty. Under the terms of the credit agreement, any audit report containing going concern language constitutes a default under the agreement. As a result of this default, at December 31, 2008, all debt outstanding under the credit agreement was recorded as currently payable in our consolidated financial statements. In addition, a valuation allowance was established on substantially all of our deferred tax assets, as we were unable to conclude that it is more likely than not that the assets will be realized, given the uncertainty in our ability to continue as a going concern. We are currently in negotiations with our lenders to waive or amend the terms of our credit agreement to modify certain of the covenants and conditions in order to regain compliance with the terms of the agreement. If we are successful in obtaining a waiver or amendment to our credit agreement, we anticipate we will incur fees to the lenders for such waiver or amendment, the amount of which we cannot predict with any degree of certainty at this time.
     Excluding the effect of any potential acceleration of repayment of the borrowings under our credit agreement, we believe that the cash generated from operations and available cash on hand will be sufficient to meet our requirements for corporate expenses, capital expenditures and scheduled debt and interest repayments over the next 12 months. Due to the fact that the majority of the borrowings under the Term B Loan portion are due at the end of the life of our credit agreement, we expect that we will need to refinance the outstanding debt on terms subject to market conditions at that date.

     Our cash and cash equivalents balance at March 31, 2009 was approximately $13.7 million, compared to approximately $0.8 million at March 31, 2008. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is utilized to pay down our revolving credit agreement. However, due to the likelihood that available borrowings under our credit agreement could be suspended, we borrowed $13.5 million of our available revolver balance, which we believe will enable us to make scheduled repayments of debt and interest through the remainder of 2009.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively convert approximately $108.9 million of our current outstanding loan balance from variable-rate to fixed-rate debt and two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively convert approximately $44.8 million from variable-rate to fixed-rate debt. During the first quarter of 2009, we realized a loss of approximately $1.3 million related to the swap agreements as a result of lower market interest rates compared to our fixed swap rates. We realized an immaterial gain on these agreements during the first quarter of 2008 due to higher market interest rates compared to our fixed rates.
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
     Under the provisions of the excess cash flow calculation contained in the credit agreement, on April 30, 2009, we were required to make repayments of approximately $4.5 million based upon the calculation of excess cash flow generated by our operations. The repayment was comprised of approximately $1.1 million of the amounts borrowed under the Term A Loan portion, $2.5 million of the amounts borrowed under the Term B Loan portion, and approximately $0.9 million of the amounts borrowed under the revolving portion of the credit agreement. We used cash on hand to fund the $4.5 million repayment required under the excess cash flow calculation. The amounts required to be repaid under the Term A Loan and Term B Loan portions of the credit agreement are permanent reductions of the amounts available under those portions of the agreement. The amount repaid under the revolving portion of the credit agreement could typically be re-borrowed under the terms of the credit agreement. However, due to our Event of Default under our credit agreement, no further amounts can be borrowed under the revolving portion of agreement until an amendment or waiver agreement is reached with our lenders. Due to the Event of Default, the lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While we are subject to an Event of Default, the rate of interest on amounts outstanding under the credit agreement may be increased by 2.0% per annum. We are currently in negotiations with our lenders to waive or amend the terms of the credit agreement to modify certain covenants and conditions in order to regain compliance with the terms of the agreement. However, there can be no assurances that a waiver or amendment will be obtained.

Sources of Funds
     In the first quarter of 2009, our sources of cash were derived primarily from cash provided by operating activities and borrowings under our credit agreement.
     Net cash provided by operating activities increased approximately 24.2% in the first quarter of 2009 to approximately $2.8 million, compared to approximately $2.3 million in 2008. The $0.5 million increase was due primarily to the timing of collections from accounts receivable balances and deferred revenues received for future non-traditional revenue events.
     Cash flows provided by financing activities during the first quarter of 2009 were approximately $10.0 million, compared to cash flows used in financing activities of approximately $10.0 million in the first quarter of 2008. During the 2009 quarter, we had net borrowings of approximately $10.0 million under the credit agreement to allow for repayments of debt and interest throughout the remainder of the 2009 year. During the first quarter of 2008, we repaid borrowings under our credit agreement with proceeds from the sale of certain radio stations during the quarter.
     At December 31, 2008, we reclassified all outstanding balances under our credit agreement to currently payable, as our lenders may, at their discretion, accelerate the payments of the outstanding amounts to current, due to our failure to comply with certain provisions of our credit agreement. However, we are providing the information below with regard to certain terms and conditions contained within our credit agreement in the event the debt is not required to be repaid currently.
     At March 31, 2009, we had borrowings under the credit agreement of approximately $195.1 million, comprised of approximately $44.8 million of Term A Loan borrowings, approximately $108.9 million of Term B Loan borrowings, and approximately $41.4 million of revolver borrowings. On April 1, 2009, we received notice from Bank of America, administrative agent for our credit agreement, that due to an Event of Default under the terms of the agreement, caused by an explanatory paragraph regarding the uncertainty in our ability to continue as a going concern in the Report of Independent Registered Public Accounting Firm issued by our auditors in connection with the audit of our December 31, 2008 consolidated financial statements, no further amounts may be borrowed under the revolving portion of the credit agreement until the default is cured or waived.
     Our available borrowings under the Term A and Term B portions of the credit agreement were permanently reduced by approximately $3.6 million on April 30, 2009 due to the required repayment based upon our calculation of excess cash flow generated from our operations, per the terms of the agreement. In addition, we were required to repay approximately $0.9 million under the revolving portion of the credit agreement. The amount repaid under the revolving portion of the credit agreement could typically be re-borrowed under the terms of the agreement; however, we are precluded from borrowing additional amounts under the credit agreement until our Event of Default is cured or waived.
     Borrowings under the credit agreement bore interest at an average rate of 3.10% and 4.84% at March 31, 2009 and March 31, 2008 respectively. Our weighted-average interest rate for the quarter ended March 31, 2009 and March 31, 2008 was 3.37% and 6.83%, respectively.
     Under the terms of our credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. We were not in compliance with all of the required covenants and conditions of our credit agreement at March 31, 2009.
Uses of Funds
     In the first quarter of 2009, we utilized our sources of cash primarily to repay long-term debt borrowings and fund capital expenditures.
     Cash flows used in investing activities was approximately $0.2 million in the first quarter of 2009, compared to approximately $7.1 million provided by investing activities in the same quarter of 2008. During the first quarter of 2008, the sale of our four Watertown stations and one station in each of our Albany and Buffalo, New York market provided approximately $7.9 million of net cash proceeds.
     We funded capital expenditures of approximately $0.2 million in the first quarter of 2009 compared to approximately $0.9 million in the first quarter of 2008. Consolidation capital expenditures for our Evansville building project were approximately $0.4 million during the first quarter of 2008. No consolidation projects were ongoing during the comparable 2009 period. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $0.2 million in 2009 compared to approximately $0.5 million in 2008. There were no material expenditures for conversion of stations to HD Radio during the first quarters of 2009 or 2008.
     On March 31, 2007, we began making required quarterly repayments of the amounts borrowed under the Term B Loan, which repayments continue until November 21, 2013, at which date any remaining amounts outstanding under the loan are due and payable. Based upon the reduction in the principal balance of the Term B Loan due to the required repayments under the excess cash flow calculation, the future repayments of principal under the Term B Loan have been reduced to approximately $271,362 per quarter, commencing with the June 30, 2009 quarterly repayment. Borrowings under the Term A Loan must be repaid in 24 quarterly installments, which repayment began March 31, 2008. Quarterly repayments are currently at 2.36% of the original principal amount, which percentage increases to a maximum of 5.91% of the original principal amount, until the final payment date of November 21, 2013. No permanent repayments are required under the revolving facility until the termination of the credit agreement on November 21, 2013.
Off-Balance Sheet Financing Arrangements
     We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 amends the method for determining whether an other-than-temporary impairment exists and the classification of the impairment charge for debt securities and the related disclosures. FAS 115-2 and FAS 124-2 is effective for the quarter ended June 30, 2009. We are currently evaluating the potential impact that adoption could have on our financial position and results of operations, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan portion of the credit agreement. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, which have effectively converted approximately $153.7 million of our outstanding debt at March 31, 2009, to a fixed rate. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus applicable margin. Based on our exposure to variable rate borrowings at March 31, 2009, a one percent (1%) change in the weighted average interest rate would change our annual interest by approximately $415,000.
ITEM 4T. CONTROLS AND PROCEDURES.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended March 31, 2009, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
PART II- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     We currently and from time to time are involved in litigation incidental to the conduct of our business. Please see our Annual Report on Form 10-K for the year ended December 31, 2008 regarding the lawsuit filed against us by Alan Brill and various of his related entities in conjunction with Regent’s 2003 purchase of twelve radio stations from Brill Media Company LLC and related entities. In the opinion of our management, we are not a party to any other lawsuit or legal proceeding that is likely to have a material adverse effect on our business or financial condition.
     We are not aware of any probable or levied penalties against the Company relating to the American Jobs Creation Act.
ITEM 1A. RISK FACTORS.
We Are in Default of our credit agreement.
     The Report of Independent Registered Public Accounting Firm issued by our auditors relating to our financial statements for the period ended December 31, 2008 contains an explanatory paragraph regarding uncertainty in our ability to continue as a going concern. Under the terms of our credit agreement, any audit report containing such going concern language constitutes a default. On April 1, 2009, our lenders notified us that a default had occurred, that no further borrowings could be made under the credit agreement until the default was remedied, and that we had thirty days to cure such default. We have not yet cured such default. Accordingly, our lenders could accelerate the maturity of our outstanding debt to become currently payable, impose the default rate of interest, and/or exercise other rights and remedies available to the lenders under the terms of the credit agreement including, without limitation, the right to foreclose on the collateral securing our indebtedness. Our indebtedness under the credit agreement is secured by a lien on substantially all of our assets and of our subsidiaries, by a pledge of our operating and license subsidiaries’ stock and by a guarantee of our subsidiaries.
     Our credit agreement also contains a number of financial covenants, which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. At March 31, 2009, we were not in compliance with the Maximum Consolidated Leverage Ratio, as defined in our credit agreement. Such non-compliance constitutes an additional default under our credit agreement and further subjects us to the possibility that our lenders could exercise any or all of their rights and remedies. Unless and until such covenant default is cured, we will be unable to remedy the default created by the inclusion of the going concern in the report of our auditors. We are in negotiations with our lenders to waive or amend the terms of our credit agreement in order to regain compliance and remedy the existing defaults, but there can be no assurances that any such waiver or amendment will be obtained.
     In addition to the above risk factor and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c) Repurchases of stock

					Approximate
				Total Number of	Dollar Value of
				Shares Purchased	Shares that May
	Total Number of		Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased		per Share	Announced Plan (1)	under the Plan (1)
					(in thousands)
January 1, 2009 – January 31, 2009	88,752	(2)	$0.16	0	$1,593
February 1, 2009 – February 28, 2009	0		—	0	$1,593
March 1, 2009 – March 31, 2009	0		—	0	$1,593
Total	88,752		$0.16	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through September 30, 2007, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during the first three months of 2009.

(2)	Represents shares of common stock exchanged as payment of employee withholding taxes related to the vesting of shares of nonvested stock granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     On April 1, 2009, the Company received notification from Bank of America, as the administrative agent for the other lenders and parties to Regent’s credit agreement, that the explanatory paragraph regarding the uncertainty in the Company’s ability to continue as a going concern in the Report of Independent Registered Public Accounting Firm issued by Regent’s auditors in connection with the audit of the December 31, 2008 consolidated financial statements, constituted a Specified Default (as defined in the Bank of America notification) under the terms of the credit agreement. As such, if the Specified Default continued unremediated for 30 days, then: (a) the default would become an Event of Default (as defined in the credit agreement) under the credit agreement; (b) unless and until the default was remedied, no further borrowings could be made under the credit agreement; and (c) the lenders have not waived the Specified Default or the conditions to make additional loans. As of April 30, 2009, the 30-day period expired and the Company’s inability to cure the default constituted an Event of Default under the terms of the agreement. Due to the Event of Default, the lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While the Company is subject to an Event of Default, the rate of interest on the $195.1 million currently outstanding under the credit agreement may be increased by 2.0% per annum. The Company is currently in negotiations with its lenders to waive or amend the terms of the credit agreement to modify certain covenants and conditions in order to regain compliance with the terms of the agreement. However, there can be no assurances that a waiver or amendment will be obtained.

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

REGENT COMMUNICATIONS, INC.
Date: May 8, 2009	By:	/s/ William L. Stakelin
William L. Stakelin, President
and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos, Executive Vice
President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. adopted October 24, 2007 (previously filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of November 21, 2006 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4 to the Registrant’s Form 8-K filed November 28, 2006 and incorporated herein by this reference)

4(b)*	Amendment No. 1 to the Credit Agreement, dated as of February 23, 2007 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, with Regent has determined are not material) (previously filed as Exhibit 4(1) to the Registrants Form 8-K filed March 1, 2007 and incorporated here by this reference)

4(c)*	Amendment No. 2 to the Credit Agreement, dated as of November 15, 2007 by and among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therewith (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed November 21, 2007 and incorporated herein by this reference)

4(d)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

4(e)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

4(f)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

E-2

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-3