Form 10-Q
period 2009-06-30
REGENT COMMUNICATIONS INC
filed 2009-08-07
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Common Stock, $.01 par value — 42,304,951 shares outstanding as of July 31, 2009

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Broadcast revenues, net of agency commissions	$22,766	$26,482	$41,029	$47,315

Station operating expenses	14,806	16,394	28,704	31,235
Depreciation and amortization	974	1,033	1,974	2,045
Corporate general and administrative expenses	2,057	1,916	3,959	3,805
Impairment of indefinite-lived intangible assets and goodwill	—	—	31,800	—
(Gain) loss on sale of long-lived assets and other	(97)	48	(79)	(471)

Operating income (loss)	5,026	7,091	(25,329)	10,701

Interest expense	(2,327)	(2,661)	(4,087)	(6,307)
Realized and unrealized gain (loss) on derivatives, net	430	5,079	107	(596)
Other income, net	81	29	58	17

Income (loss) from continuing operations before income taxes	3,210	9,538	(29,251)	3,815
Income tax expense	(39)	(3,929)	(85)	(1,575)

Income (loss) from continuing operations	3,171	5,609	(29,336)	2,240
Discontinued operations:
Results from operations of discontinued operations, net of income taxes	—	15	—	17
Gain on sale of discontinued operations, net of income taxes	—	55	—	412

Gain on discontinued operations, net of income taxes	—	70	—	429

Net income (loss)	$3,171	$5,679	$(29,336)	$2,669

Basic and diluted income (loss) per common share:

Income (loss) from continuing operations	$0.08	$0.14	$(0.73)	$0.06
Gain on discontinued operations	—	0.00	—	0.01

Net income (loss)	$0.08	$0.14	$(0.73)	$0.07

Weighted average number of common shares:
Basic	40,784	38,785	40,375	38,697
Diluted	40,784	38,785	40,375	38,697
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$7,956	$1,094
Accounts receivable, net of allowance of $509 and $527 at June 30, 2009 and December 31, 2008, respectively	13,265	13,914
Assets held for sale	156	156
Other current assets	1,996	1,716

Total current assets	23,373	16,880

Property and equipment, net	31,277	32,651
Intangible assets, net	109,547	135,252
Goodwill	12,192	18,392
Deferred tax assets	—	—
Other assets	1,867	2,109

Total assets	$178,256	$205,284

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$189,184	$185,128
Accounts payable	1,477	1,329
Accrued compensation	1,191	1,399
Other current liabilities	4,727	4,010

Total current liabilities	196,579	191,866

Derivative liability	8,189	10,980
Other long-term liabilities	2,476	2,564

Total liabilities	207,244	205,410

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 50,076,842 and 49,151,642 shares issued at June 30, 2009 and December 31, 2008, respectively	501	492
Treasury stock, 7,771,893 and 9,169,465 shares, at cost, at June 30, 2009 and December 31, 2008, respectively	(40,778)	(49,203)
Additional paid-in capital	339,013	346,973
Accumulated deficit	(327,724)	(298,388)

Total stockholders’ deficit	(28,988)	(126)

Total liabilities and stockholders’ deficit	$178,256	$205,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(29,336)	$2,669
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,974	2,045
Deferred income tax benefit	—	1,746
Impairment of indefinite-lived intangible assets and goodwill	31,800	—
Non-cash compensation expense	371	630
Unrealized gain on derivatives	(2,791)	(236)
Gain on sale of radio stations	—	(1,155)
Other, net	388	612
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	429	(1,526)
Other assets	(272)	(171)
Current and long-term liabilities	645	762

Net cash provided by operating activities	3,208	5,376

Cash flows from investing activities:
Net proceeds from sale of radio stations	—	7,888
Capital expenditures	(530)	(1,615)
Cash proceeds from the sale of fixed assets and other	189	8

Net cash (used in) provided by investing activities	(341)	6,281

Cash flows from financing activities:
Principal payments on long-term debt	(9,444)	(20,955)
Long-term debt borrowings	13,500	9,500
Treasury stock purchases	(14)	(64)
Other	(47)	(7)

Net cash provided by (used in) financing activities	3,995	(11,526)

Net increase in cash and cash equivalents	6,862	131
Cash and cash equivalents at beginning of period	1,094	1,391

Cash and cash equivalents at end of period	$7,956	$1,522

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$73	$40
Accrued capital expenditures	$1	$194
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
     The Company’s credit agreement contains certain financial and other covenants, which, among other things, require Regent to maintain specified financial ratios, and imposes certain limitations on the Company with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Indebtedness under the credit agreement is secured by a lien on substantially all of the Company’s assets and of the subsidiaries, by a pledge of the operating and license subsidiaries’ stock and by a guarantee of the subsidiaries. Regent’s ability to meet certain of these financial ratios has been affected by economic trends that have caused a general downturn in the advertising sector, including advertising on the Company’s radio stations. At December 31, 2008, the likelihood that the Company would not be able to meet certain financial ratios during the 2009 year and the possibility that the Company’s lenders could require that repayment of the outstanding debt under the credit agreement be accelerated to currently payable, created substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Report of Independent Registered Public Accounting Firm issued by the Company’s auditors for the 2008 year contained an explanatory paragraph regarding this uncertainty. Under the terms of the credit agreement, any audit report containing going concern language constitutes a default under the agreement. As a result of this default, at December 31, 2008, all debt outstanding under the credit agreement was recorded as currently payable in the Company’s consolidated financial statements. In addition, a valuation allowance was established on substantially all of the Company’s deferred tax assets, as the Company was unable to conclude, based upon the guidance contained in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” that it was more likely than not that the assets would be realized, given the uncertainty in the Company’s ability to continue as a going concern. Regent’s management is currently in negotiations with the parties to the credit agreement to waive or amend certain of the financial ratios and other covenants to regain compliance. At the request of its lenders, the Company has engaged the services of an outside consultant to work towards that end and to advise the lenders during negotiations with Regent. Unless and until the Company is able to negotiate a waiver or

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
amendment, the Company’s lenders could proceed against any such available collateral at any time.
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.2 million and $2.7 million for the three-month periods ended June 30, 2009 and 2008, and approximately $4.0 million and $4.9 million for the six-month periods ended June 30, 2009 and 2008, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three- and six-month periods ended June 30, 2009 and 2008 were as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Barter revenue	$987	$919	$1,823	$1,607
Barter expense	$1,030	$990	$1,730	$1,590
Stock-based Compensation Plans
     During the first six months of 2009 and 2008, the Company issued 880,600 and 491,600 nonvested shares, respectively, as a component of compensation to employees under The Regent Communications, Inc. 2005 Incentive Compensation Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first six months of 2009 and 2008, Regent recorded approximately $291,000 and $296,000, respectively, of expense related to nonvested share awards, of which approximately $146,000 and $145,000 was recorded during the second quarters of 2009 and 2008, respectively. At June 30, 2009, deferred compensation expense related to the nonvested shares was approximately $0.9 million, which will be recognized over the remaining vesting period. At June 30, 2009, 1,408,050 nonvested shares remained outstanding under the plan, with a weighted average remaining life of approximately 3.0 years. During the first six months of 2009 and 2008, 3,600 and 4,650 nonvested shares, respectively, were forfeited.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     The Company issues shares of nonvested Regent common stock to its non-management directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The value of each nonvested share is determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first six months of 2009 and 2008, the Company issued 50,000 and 60,000, respectively, nonvested shares of Regent common stock to its non-management directors. Regent recorded approximately $30,000 and $19,000, respectively, of expense related to the nonvested share awards during the first six months of 2009 and 2008, respectively, of which approximately $21,000 and $10,000 was recorded during the second quarters of 2009 and 2008, respectively. Additionally, during the first six months of 2009, the Company recorded approximately $28,000 of expense related to the acceleration of vesting for nonvested awards granted to its former Chairman of the Board in conjunction with his resignation from the Board of Directors on March 17, 2009. At June 30, 2009, deferred compensation expense related to the nonvested shares was approximately $84,000, which will be recognized over the remaining vesting period. At June 30, 2009, 100,625 nonvested shares remained outstanding under the plan, with a weighted-average remaining life of approximately 3.3 years. No nonvested shares granted under the plan were forfeited during the first six months of 2009. During the first six months of 2008, 2,500 nonvested shares granted under the plan were forfeited.
     There were no stock options granted during the first six months of 2009 or 2008. During the first six months of 2009, 304,678 stock options with a weighted-average exercise price of $5.30 were terminated due to termination or forfeiture. During the first six months of 2008, 1,447,238 stock options with a weighted-average exercise price of $5.23 were terminated due to forfeiture or expiration. The intrinsic value of all outstanding stock options was zero at June 30, 2009. See Regent’s 2008 Annual Report on Form 10-K for other disclosures of all outstanding awards.
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
     The disposals of one station in each of the Albany and Buffalo, New York markets did not meet the criteria for the reclassification of operating results to discontinued operations, due to

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the migration of cash flows from the disposed stations to other Regent-owned stations. Therefore, the results for these radio stations remain classified in income (loss) from continuing operations.
     Selected financial information related to discontinued operations for the three- and six-month periods ended June 30, 2008 is as follows (in thousands):

	Three months	Six months
	ended June 30,	ended June 30,
	2008	2008
Net broadcast revenue	$2	$182
Depreciation and amortization expense	$—	$—
Allocated interest expense	$—	$15
(Loss) gain on sale of discontinued operations	$(5)	$638
Gain before income taxes	$18	$664
Assets held for sale
     Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of paragraph 30 of SFAS 144. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale at June 30, 2009 and December 31, 2008 was comprised of Regent’s former studio location in Evansville, Indiana. The assets held for sale include approximately $43,000 of land and land improvements and approximately $153,000 of building and building improvements, offset by accumulated depreciation of approximately $20,000. Based upon its assessment of the fair market value of the assets at December 31, 2008, Regent reduced the carrying value of the assets by $20,000 at that date. The reduction was allocated among the assets on a pro rata basis. The major categories of the assets held for sale are as follows (in thousands):

Land and improvements	$39
Building and improvements	137

176
Accumulated depreciation	(20)

$156

Income Taxes
     The Company follows the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. Income tax uncertainties had previously been accounted for under the provisions of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.” At June 30, 2009 and 2008, the liability for uncertain tax positions was approximately $523,000 and $484,000, respectively, which amounts were recorded as a

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
component of other long-term liabilities. Of this amount, approximately $135,000 and $97,000 represented accrued interest at June 30, 2009 and 2008, respectively. Regent recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $523,000, which includes interest of approximately $135,000. The Company settled an income tax audit during the quarter ended June 30, 2009, and the liability for unrecognized tax benefits decreased by approximately $42,000. The Company does not anticipate the liability for unrecognized tax benefits to materially increase or decrease within the next 12 months.
     The Company recorded income taxes on continuing operations at an effective rate of 1.2% and 0.3% for the three- and six-month periods ended June 30, 2009. The Company established a valuation allowance against the entire deferred tax benefit recorded during the first six months of 2009. For the three- and six-month periods ended June 30, 2008, the effective rate for income taxes on continuing operations was 41.2% and 41.3%, respectively.
Subsequent Events
     In May 2009, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. In response to SFAS 165, management has evaluated subsequent events through August 7, 2009, which is the date that the Company’s consolidated financial statements were filed. Management is aware of no material subsequent events that have occurred since June 30, 2009 that would require recognition or disclosure in the financial statements.
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
     The Company’s financial assets and liabilities reflected in the condensed consolidated financial statements at fair value include short-term investments, marketable securities and derivative financial instruments. Fair value for short-term investments and marketable securities are determined utilizing quoted market prices at each period. Fair value for derivative interest rate swap agreements is obtained from counterparties to the agreements and corroborated through

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
estimates using internal discounted cash flow calculations based upon forward interest-rate yield curves and considering the risk of non-performance by the parties to the contract. The Company’s non-financial assets and liabilities include goodwill and FCC licenses. As described in Note 4, the Company was required to test intangible assets for impairment during the first quarter of 2009. Regent uses the greenfield methodology for valuation of its FCC licenses, which allocates a start-up value to each station and employs a discounted cash flow methodology. The Company uses a market-multiple approach to value goodwill. The following table summarizes the valuation of the Company’s financial assets and liabilities at June 30, 2009 and December 31, 2008 and non-financial assets and liabilities that were required to be measured at fair value at June 30, 2009 (in thousands):

		Quoted
		Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
Financial and Non-Financial Asset	June 30,	Assets -	Inputs -	Inputs -
(Liability)	2009	Level 1	Level 2	Level 3
Recurring Valuations:
Assets:
Short-term investments	$8	$8
Marketable securities	$676	$676

Liabilities:
Derivative interest rate swap agreements	$(8,189)		$(8,189)
     The following table summarizes the valuation of the Company’s financial assets and liabilities at December 31, 2008 (in thousands):

		Quoted
		Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
	December	Assets -	Inputs -	Inputs -
Financial Asset (Liability)	31, 2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5	$5
Marketable securities	$572	$572

Liabilities:
Derivative interest rate swap agreements	$(10,980)		$(10,980)
     The Company has not elected any eligible items for fair value measurement.
     In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107”), which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. FSP 107 was effective for financial statements issued after June 15, 2009.
      The fair value for certain financial instruments is as follows:

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Cash, cash equivalents, Accounts Receivable and Accounts Payable. Due to their short-term maturity, the carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value.
Debt. The Company estimates that the fair value of debt at June 30, 2009 is approximately 65% of par value. Such estimate was based on indicative pricing in markets where the debt is traded. While we believe the approximations are reasonably accurate, the valuations can vary widely based upon trading volume and other factors.
2. LONG-TERM DEBT
     Long-term debt consisted of the following as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30,	December 31,
	2009	2008
Senior secured Term A Loan	$42,568	$46,013
Senior secured Term B Loan	106,116	109,165
Senior secured revolving credit facility	40,500	29,950

	189,184	185,128
Less: current portion of long-term debt	(189,184)	(185,128)

	$—	$—

     Borrowings under the credit facility bore interest at an average rate of 5.89% at June 30, 2009 and 3.44% at December 31, 2008.
     Under the provisions of the excess cash flow calculation contained in the credit agreement, on April 30, 2009, the Company was required to make repayments of approximately $4.5 million based upon the calculation of excess cash flow generated by operations. The repayment was comprised of approximately $1.1 million of the amounts borrowed under the Term A Loan portion, $2.5 million of the amounts borrowed under the Term B Loan portion, and approximately $0.9 million of the amounts borrowed under the revolving portion of the credit agreement. Regent used cash on hand to fund the $4.5 million repayment required under the excess cash flow calculation. The amounts required to be repaid under the Term A Loan and Term B Loan portions of the credit agreement are permanent reductions of the amounts available under those portions of the agreement. The amount repaid under the revolving portion of the credit agreement could typically be re-borrowed under the terms of the credit agreement. However, on April 1, 2009, the Company received notification from Bank of America, as the administrative agent for the other lenders and parties to Regent’s credit agreement, that the explanatory paragraph regarding the uncertainty in the Company’s ability to continue as a going concern in the Report of Independent Registered Public Accounting Firm issued by Regent’s auditors in connection with the audit of the December 31, 2008 consolidated financial statements, constituted a Specified Default (as defined in the Bank of America notification) under the terms of the credit agreement. As such, if the Specified Default continued unremediated for 30 days, then: (a) the default would become an Event of Default (as defined in the credit agreement) under the credit agreement; (b) unless and until the default was remedied, no further borrowings could be made under the credit agreement; and (c) the lenders have not waived the Specified Default or

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the conditions to make additional loans. Accordingly, no further amounts could be borrowed under the revolving portion of the credit agreement until the default was cured. As of April 30, 2009, the 30-day period expired, and the Company’s inability to cure the default constituted an Event of Default under the terms of the agreement. Due to the Event of Default, the lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While the Company is subject to an Event of Default, the rate of interest on borrowings outstanding under the credit agreement has been increased by 2.0% per annum and the Company is precluded from electing LIBOR interest rates on its outstanding borrowings. The Company is currently in negotiations with its lenders to waive or amend the terms of the credit agreement to modify certain covenants and conditions in order to regain compliance with the terms of the agreement. However, there can be no assurances that a waiver or amendment will be obtained.
3. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at June 30, 2009 or December 31, 2008. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. The nonvested shares generally vest over a four-year period. During the first six months of 2009 and 2008, the Company issued 877,000 and 486,950 shares, respectively, of nonvested stock, net of forfeitures. Additionally during the first six months of 2009 and 2008, Regent recorded treasury stock repurchases related to the forfeiture of 89,654 and 43,724 shares, respectively, of stock by employees for the payment of withholding taxes related to the vesting of nonvested shares during the period. At June 30, 2009, there were 1,408,050 nonvested shares outstanding under the plan.
     In May 2006, the Company began issuing grants of nonvested stock to non-management directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. During the first six months of 2009 and 2008, the Company granted 50,000 and 60,000 shares, respectively, of nonvested common stock, which generally vests ratably over a four-year period. At June 30, 2009, there were 100,625 nonvested shares outstanding under the plan.
     On January 30, 2008, the Company issued 54,923 shares of Regent common stock from treasury shares to two executive officers at an issue price of $1.35 per share as payment of a portion of 2007 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
     During the first six months of 2009, Regent reissued 1,225,882 shares of treasury stock for the fourth quarter of 2008 employer match to employee contributions under the Company’s 401(k) plan and 126,213 shares of treasury stock to employees enrolled in the Company’s Employee Stock Purchase Plan during the fourth quarter of 2008. During the first six months of 2009, the Company also reissued 135,131 shares of treasury stock as employer match to employee contributions under the Company’s 401(k) plan through January 14, 2009, the date the Company ceased making matching contributions under the plan. In addition, effective with the distribution of shares for the quarter ended December 31, 2008, there were no further shares available for purchase by employees under the Employee Stock Purchase Plan. Consequently, the

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company terminated the plan effective with the fourth quarter distribution of shares. During the first six months of 2008, Regent reissued 258,716 shares of treasury stock as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $1.6 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock during the first six months of 2009 or 2008 other than treasury shares exchanged for payment of employee withholding taxes related to the vesting of nonvested stock grants.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Regent’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). The Company follows the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), which requires that a company perform annual impairment testing of goodwill and intangible assets determined to have an indefinite life. The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or at an earlier date if conditions exist that would indicate the possibility of an impairment issue. Based on deteriorating economic conditions, volatility in the equity markets, and operating results for the quarter, the Company performed an analysis for potential impairment of indefinite-lived intangibles and goodwill during the first quarter of 2009. Based primarily upon material changes in future revenue and cash flow projections, the Company determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying value recorded in the financial statements. Accordingly, during the first quarter of 2009 the Company recognized pre-tax impairment charges of approximately $25.6 million for FCC licenses and approximately $6.2 million for goodwill. As permitted by SFAS 142, the Company completed step two of its impairment analysis in the second quarter of 2009 and recorded no adjustments to its initial estimates.
Definite-lived Intangible Assets
     The Company’s definite-lived intangible assets, consisting primarily of non-competition agreements, acquired advertising contracts, employment and sports rights agreements, and advertiser relationships and lists, are amortized in accordance with the provisions of SFAS 142. Acquired advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement or similar arrangement. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at June 30, 2009 and December 31, 2008 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$219	$207	$219	$171
Sports rights and employment agreements and advertiser lists and relationships	779	759	779	690

Total	$998	$966	$998	$861

     The aggregate amortization expense related to the Company’s definite-lived intangible assets was approximately $46,000 and $105,000, respectively, for the three- and six month periods ended June 30, 2009. For the thee- and six-month periods ended June 30, 2008, amortization expense was approximately $58,000 and $117,000, respectively. The estimated annual amortization expense for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is approximately $123,000, $1,000, $1,000, $1,000 and $1,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the change in the carrying amount for the Company’s indefinite-lived intangible assets for the six-month period ended June 30, 2009 (in thousands):

Indefinite-lived
Intangible Assets
Balance as of December 31, 2008	$135,105
Impairment of FCC licenses	(25,600)

Balance as of June 30, 2009	$109,505

     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at June 30, 2009 and December 31, 2008.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2009 (in thousands):

Goodwill
Balance as of December 31, 2008	$18,392
Impairment of Goodwill	(6,200)

Balance as of June 30, 2009	$12,192

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EARNINGS PER SHARE
     Statement of Financial Accounting Standards No. 128, “Earnings per Share,” (“SFAS 128”) calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under The Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested as of the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At June 30, 2009, none of the Company’s 2,273,373 stock options had exercise prices that were less than the Company’s average stock price for the three or six months ended June 30, 2009. At June 30, 2008, none of the Company’s 2,635,801 stock options had exercise prices that were less than the Company’s average stock price for the three or six months ended June 30, 2008. Effective January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Regent’s nonvested stock contains rights to receive non-forfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share under FSP 03-6-1. Under the provisions of FSP 03-6-1, in periods in which the Company records net income, the calculation of earnings per share for common shares will exclude the income attributed to the Company’s nonvested stock from the numerator and will exclude the dilutive impact for those nonvested shares from the denominator. The provisions of FSP 03-6-1 also require us to retroactively adjust all prior period earnings per share computations for the two-class method of computing earnings per share. The retroactive application of FSP 03-6-1 reduced our calculation of earnings per share by $0.01 for the three month period ended June 30, 2008, but had no impact on our earnings per share calculation for the six months ended June 30, 2008. There were 1,508,675 and 866,125 nonvested shares outstanding at June 30, 2009 and 2008, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands, except per share amounts)
Numerator:

Income (loss) from continuing operations	$3,171	$5,609	$(29,336)	$2,240
Gain on discontinued operations, net of taxes	—	70	—	429

Net income (loss)	$3,171	$5,679	$(29,336)	$2,669
Less: dividends declared	—	—	—	—

Undistributed earnings	$3,171	$5,679	$(29,336)	$2,669
Percentage allocated to common shares (1)	96.5%	97.9%	100.0%	97.9%
Undistributed earnings - common shares	$3,060	$5,560	$(29,336)	$2,613
Add: dividends declared - common shares	—	—	—	—

Numerator for basic and diluted earnings per share	$3,060	$5,560	$(29,336)	$2,613

Denominator:

Weighted-average basic common shares	40,784	38,785	40,375	38,697
Dilutive effect of stock options and warrants	—	—	—	—

Weighted-average diluted common shares	40,784	38,785	40,375	38,697

Net basic and diluted earnings (loss) per common share:

Net income (loss) from continuing operations	$0.08	$0.14	$(0.73)	$0.06
Discontinued operations	—	0.00	—	0.01

Net income (loss)	$0.08	$0.14	$(0.73)	$0.07

(1) Weighted-average common shares outstanding:	40,784	38,785	40,375	38,697
Weighted-average nonvested shares (participating securities)	1,483	827	— (2)	816

Total	42,267	39,612	40,375	39,513
Percentage allocated to common shares	96.5%	97.9%	100.0%	97.9%

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(2)	As the Company was in a net loss position for the six-month period ended June 30, 2009, nonvested shares are not included in the allocation of loss for the numerator in the calculation of earnings per share.
6. DERIVATIVE INSTRUMENTS
     The Company is exposed to a variety of market risks, including the effects of changes in interest rates. The Company’s risk management strategy includes the use of derivative instruments to convert a portion of its debt from variable to fixed rates in order to reduce the effect of fluctuating interest rates. The Company follows the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. The Company has not designated the interest rate swap agreements as hedging instruments in 2008 or 2009. The following tables present information on the Company’s derivative financial instruments.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
(in thousands):

Derivatives Not Designated as
Hedging Instruments		Liability Fair Value at
Under SFAS 133	Balance Sheet Location	June 30, 2009
Interest rate swap agreements	Other non-current liabilities	$8,189
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009
(in thousands):

Derivative Instruments Not	Location of Net (Loss) or
Designated as Hedging	Gain Recognized on	(Loss) Gain Recognized on
Instruments under SFAS 133	Derivatives	Derivatives
		Three months ended	Six Months ended
		June 30,	June 30,
		2009	2009
Interest rate swap agreements	Realized and unrealized (loss) gain on derivatives, net	$430	$107
7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Additionally, an entity is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the potential impact that adoption could have on the Company’s financial position and results of operations, if any.
     In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS 162 to indicate that once the Codification is in effect, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS 168 will have any impact on the Company’s financial position and results of operations.

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
     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, and nationally, including, in particular: increased competition for attractive radio properties and advertising dollars; increased competition from emerging technologies; fluctuations in the cost of operating radio properties; our ability to manage our potential growth; our ability to effectively integrate our acquisitions; potential costs relating to stockholder demands; changes in the regulatory climate affecting radio broadcast companies; cancellations, disruptions or postponements of advertising schedules in response to national or world events; our ability to manage our costs in uncertain economic times; and our ability to regain compliance with the terms of our credit agreement. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission (“SEC”). These documents are available free of charge at the SEC’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.
Executive Overview Update
•	On April 1, 2009, we received notification from Bank of America, as the administrative agent for the other lenders and parties to our credit agreement, that the explanatory paragraph regarding the uncertainty in our ability to continue as a going concern contained in the Report of Independent Registered Public Accounting Firm issued by our auditors in connection with the audit of our December 31, 2008 consolidated financial statements constituted a Specified Default (as defined in the Bank of America notification) under the terms of our credit agreement. We were informed that if the Specified Default continued unremediated for 30 days, then the default would become an Event of Default (as defined in the credit agreement) under the credit agreement, unless and until the default was remedied, no further borrowings could be made under the credit agreement, and the lenders had not waived the Specified Default or the conditions to make additional loans. At April 30, 2009, the 30-day period expired and our inability to cure the default constituted an Event of Default under the terms of the agreement. Due to the Event of Default, our lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While we are subject to an Event of Default, the rate of interest on amounts outstanding under the credit agreement has been increased by 2.0% per annum and we are prohibited from electing LIBOR-based interest rates on our outstanding loan amounts. Instead, all loans are currently Base Rate Loans, which accrue interest based on the current prime rate plus applicable margin. We are currently in negotiations with our lenders to temporarily waive or amend the terms of our credit agreement to modify certain covenants and conditions in order to regain compliance with the terms of the agreement. At the request of our lenders, we have engaged the services of an outside consultant to work towards that end and to advise the lenders during negotiations with us. Although there can be no assurance that we will be successful in obtaining a waiver or amendment to our credit agreement, if we are successful, we anticipate we will incur fees to the lenders and other parties for such waiver or amendment, the amount of which we cannot predict with any degree of certainty at this time. Through June 30, 2009, we have incurred approximately $0.3 million in professional fees related to the process of obtaining a waiver or amendment to our credit agreement. We will continue to incur fees through resolution of this process.
•	As a result of the current trend of long-term interest rates, we recorded an unrealized gain of approximately $1.8 million during the second quarter of 2009 related to changes in the fair value measurements of interest rate swap agreements we have in place on the term loan portions of our credit agreement. Also during the quarter, we recorded a realized loss of approximately $1.4 million due to the unfavorable fixed swap rates compared to market rates during the period.

•	We are currently broadcasting 24 FM stations and two AM stations in digital, or high definition radio (HD Radio). The conversion to HD Radio will enable the stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services. The economic benefit, if any, to our stations that have converted to HD Radio currently cannot be measured. Any future economic benefit to our stations as a result of digital conversion is not known at this time.

•	We have continued to develop our Interactive initiative in 2009, which focuses on generating revenues through our stations’ websites. Our integrated selling effort combines the sale of our Interactive products with sales of our traditional broadcasting spots. Net revenue provided by our Interactive initiatives during the first six months of 2009 increased by approximately 50% over the comparable 2008 period, and we anticipate that our economic benefits from this revenue source will increase through the remainder of 2009 and beyond. In addition, our 2009 focus is also directed towards developing Interactive revenue from new sources that are not affiliated with our radio stations. While we do not anticipate that this revenue will be material in 2009, we expect that it will increase in future years.

•	We continue to monitor the costs we incur in the operation of our broadcast markets. This oversight allows us to respond quickly to changes in national and local economic conditions, and to evaluate potential cost savings within each station cluster and implement appropriate cost control measures to optimize station operating performance.

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
     During the first quarter of 2008, we disposed of our four Watertown, New York radio stations. We applied the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) to the disposal, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. Accordingly, all results of operations for the first six months of 2008 related to the Watertown, New York market, including an allocated portion of interest expense, have been reclassified to discontinued operations.
Comparison of three months ended June 30, 2009 to three months ended June 30, 2008
     Results from continuing operations for the quarter ended June 30, 2009 compared to June 30, 2008 were impacted by a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States. In addition, a non-traditional revenue event in our El Paso, Texas market was held during June 2008, while in 2009, the event was held in July. The reduction in net revenue was partially mitigated by decreases in revenue-related station operating expenses and discretionary promotional expense, and to a lesser extent, the timing of expenses related to the non-traditional revenue event.
Net Broadcast Revenues
     Net broadcast revenues for Regent decreased 14.0% to approximately $22.8 million in the second quarter of 2009 from approximately $26.5 million in the second quarter of 2008. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):

Net broadcast revenue variance:

	(Decrease)/
	increase in net
	broadcast	%
	revenue	Change
Local advertising	$(3,068)	(13.9)%
National advertising	(711)	(25.5)%
Barter revenue	67	7.3%
Political advertising	(46)	(38.1)%
Other	42	7.70%

Net broadcast revenue variance	$(3,716)	(14.0)%

     Local revenue — The decrease of approximately $3.1 million, or 13.9%, in local revenue in the second quarter of 2009 compared to same period of 2008 was due primarily to the effects on advertising spending of deteriorating economic conditions throughout the United States, particularly during the months of April and May. The overall declines in local direct and agency revenues were partially offset by increases in Interactive revenue at each of our broadcast markets compared to prior year results. Excluding the impact due to the timing of our El Paso Downtown Street Festival event in our El Paso, Texas market, local advertising would have decreased approximately 12.8%.
     National revenue — National revenue decreased approximately $0.7 million in the second quarter of 2009, or 25.5%, compared to 2008, and was spread across all of our broadcast markets. The general decline in national revenue was due primarily to poor economic conditions present during 2009.
     Barter revenue — The increase in barter revenue during the quarter was due primarily to the timing of when advertisers elected to air their commercials.
     Political revenue — Political revenue decreased approximately 38.1% in the second quarter of 2009 compared to the same quarter in 2008. The 2008 year was a very strong political revenue year due to numerous local, state and national elections.
Station Operating Expenses
     Station operating expenses decreased 9.7%, to approximately $14.8 million in the second quarter of 2009 from approximately $16.4 million in the second quarter of 2008. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):

Station operating expense variance:

	Decrease/
	(increase) in
	station operating	%
	expenses	Change
Technical expense	$90	10.5%
Programming expense	136	3.2%
Promotion expense	223	31.8%
Interactive expense	39	11.2%
Sales expense	736	13.7%
Administrative expense	404	10.5%
Barter expense	(40)	(4.0)%

Station operating expense variance	$1,588	9.7%

     Technical expense — Technical expenses decreased approximately 10.5% during the second quarter of 2009, due primarily to lower utility costs in our New York markets and fewer equipment repair costs during the current quarter.
     Programming expense — Programming expense decreased by approximately 3.2% during the second quarter of 2009. The decrease was due to a combination of salary savings and lower outside consultant fees in several of our markets. In addition, we incurred lower broadcast rights fees in our Flint, Michigan market, where we replaced the morning show on one station with our syndicated “Free Beer & Hot Wings” morning show. These savings were partially offset by increased music license fees in all of our broadcast markets.
     Promotion expense — Promotion expense decreased approximately $0.2 million, or 31.8% compared to the 2008 quarter. The decrease is due primarily to lower levels of promotional spending for television time, billboards, contest prizes, and promotional products, as we continued to manage our discretionary costs in response to challenging economic conditions.
     Interactive expense — Interactive expense decreased 11.2% during the second quarter of 2009. Savings in salaries and streaming fees were partially offset by higher commission expense associated with our higher revenue levels during the 2009 quarter, and increased music license fees for all our broadcast markets.
     Sales expense — During the second quarter of 2009, sales expense decreased approximately $0.7 million, or 13.7% compared to the 2008 quarter. Excluding the impact of event-related costs for our El Paso, Texas non-traditional revenue event which was held in the second quarter during 2008 and the third quarter during 2009, sales expense decreased approximately 9.9%. The decrease was due primarily to lower salaries, commissions, bonuses and national representation fees associated with lower revenue levels during the 2009 quarter. These savings were partially offset by increased rating service fees across all our broadcast markets.
     Administrative expense — During the second quarter of 2009, administrative expense decreased approximately $0.4 million, or 10.5% from the comparable 2008 period. The savings were primarily due to: reduced bonus expense as a result of lower operating results compared to targeted bonus-plan levels; lower payroll taxes due to lower overall payroll, commission and bonus expense during the quarter; savings in Company match expense on employee contributions to the 401(k) Profit Sharing Plan, which match was eliminated January 14, 2009; and savings in legal and professional fees, as certain legal matters were resolved subsequent to the second quarter of 2008. These savings were partially offset by higher medical costs during the second quarter of 2009 compared to the same period in 2008 due to variability in the timing and amount of medical claims.
     Barter expense — The change in barter expense is due to the timing of the use of bartered goods and services.
Depreciation and Amortization
     Depreciation and amortization expense decreased approximately $0.1 million, or 5.7% during the second quarter of 2009 compared to the same period in 2008. The decrease was due to lower depreciation expense for our Ft. Collins, Colorado, and Flint and Grand Rapids, Michigan stations, as many assets acquired in those purchases are now fully depreciated. Amortization expense decreased during the second quarter of 2009 compared to the same quarter in 2008, as certain definite-lived intangible assets acquired with our purchase of the Bloomington, Illinois market became fully amortized mid-way through the second quarter of 2009.
Corporate Expense
     Corporate general and administrative expense increased by approximately 7.4% to approximately $2.1 million for the three-month period ended June 30, 2009. Approximately $0.3 million of the increase was due to professional fees incurred in June 2009 in connection with our efforts to obtain a waiver or amendment of our credit agreement. We recorded additional expense related to the Company’s deferred compensation plan, as positive investment results in the plan during the second quarter of 2009 resulted in higher levels of compensation cost to the Company. These expenses were partially offset by reduced bonus expense based upon the Company’s operating results compared to its established goals.
Interest Expense
     Interest expense decreased to approximately $2.3 million in the second quarter of 2009 from approximately $2.7 million in the comparable 2008 quarter. The decrease was due primarily to lower interest rates during the second quarter of 2009 compared to the same quarter in 2008. The average interest rate for the current quarter was 4.45%, compared to 4.87% for the comparable 2008 quarter. Commencing in May 2009, we began paying a 2% default premium on our outstanding borrowings under the credit agreement; however, despite this default premium, average interest rates were still lower than the previous year’s quarter due to steep declines in LIBOR-based interest rates. In addition, lower average debt levels during the second quarter of 2009 also contributed to the decrease in interest expense. Our average debt level in the second quarter of 2009 was approximately $190.2 million, compared to approximately $195.4 million in the second quarter of 2008.
Realized and unrealized (loss) gain on derivatives, net
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating rates to fixed rates. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the applicable margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized gain (loss) on derivatives in the condensed consolidated statements of operations. During the second quarter of 2009, we recorded an unrealized gain of approximately $1.8 million on the change in the fair value of the swaps, offset by a realized loss of approximately $1.4 million due to unfavorable swap fixed rates compared to market rates during the period. During the second quarter of 2008, we recorded an unrealized gain of approximately $5.9 million on the change in the fair value of the swaps, offset by a realized loss of approximately $0.8 million due to the unfavorable swap fixed rates compared to market rates during the quarter.
Income Taxes
     For the second quarter of 2009, we recorded income tax expense at an effective rate of 1.2%. This rate includes a tax expense at a 34% federal rate, a state tax expense, net of federal benefit, of 5.5% and miscellaneous adjustments of 0.4%. At December 31, 2008, we recorded a full valuation allowance against our entire deferred tax assets balance as we were unable to conclude that it was more likely than not that the assets would be realized. Accordingly, the valuation allowance has been reduced by 38.7% due to the reduction in our net deferred tax asset balance during the quarter. We recorded income tax expense on continuing operations of approximately $3.9 million in the second quarter of 2008, which represented a 41.2% effective rate. The rate included a 34% federal tax rate, a state tax rate, net of federal benefit, of 7.5%, and miscellaneous adjustments of (0.3)%.
Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of our four Watertown, New York radio stations during the first quarter of 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the period ended June 30, 2008 (in thousands):

2008
Net broadcast revenue	$2
Station operating expense	(21)
Loss on sale and other expense	5

Gain before income taxes	18
Income tax benefit	52

Net gain	$70

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

Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income (loss), net income (loss), net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2009 and 2008 are listed in the table below (in thousands).
     Same station net revenue decreased 14.8% in the second quarter of 2009 compared to the same period of 2008 due to a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States during the quarter. Excluding the effect of the El Paso, Texas non-traditional revenue event that was held during the second quarter of 2008 versus the third quarter of 2009, same station net revenue would have decreased 13.9%.

	2009	2008
Quarter 2	Net	Net	%
(62 stations in 13 markets)	Revenue	Revenue	Change
Net broadcast revenue	$22,766	$26,482
Less:
Barter effect	987	919

Same station net broadcast revenue	$21,779	$25,563	(14.8)%

Comparison of six months ended June 30, 2009 to six months ended June 30, 2008
     Results from continuing operations for the six months ended June 30, 2009 compared to June 30, 2008 were impacted by a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States during the period. In addition, a non-traditional revenue event in our El Paso, Texas market was held in June 2008, while in 2009, the event was held in July, which contributed to a lesser extent to the decline. The reduction in net revenue was partially mitigated by decreases in revenue-related station operating expenses and discretionary promotional expense, and to a lesser extent, the timing of expenses related to the non-traditional revenue event.
Net Broadcast Revenues
     Net broadcast revenues for Regent decreased 13.3% to approximately $41.0 million for the first six months of 2009 from approximately $47.3 million for the comparable 2008 period. The table below provides a summary of the net broadcast revenue variance for the comparable six-month periods (in thousands):

Net broadcast revenue variance:

	(Decrease)/
	increase in net
	broadcast	%
	revenue	Change
Local advertising	$(4,980)	(12.7)%
National advertising	(1,443)	(28.2)%
Barter revenue	215	13.4%
Political advertising	(118)	(51.8)%
Other	40	3.3%

Net broadcast revenue variance	$(6,286)	(13.3)%

     Local revenue — The decrease of approximately $5.0 million, or 12.7%, in local advertising revenue in 2009 compared to 2008 was due primarily to the effects on advertising spending of deteriorating economic conditions throughout the United States. The overall declines in local direct and agency revenues were partially offset by increases in Interactive revenue at each of our broadcast markets compared to prior year results. Excluding the impact due to the timing of our El Paso Downtown Street Festival event in our El Paso, Texas market, local advertising would have decreased approximately 12.1%.
     National revenue — National advertising revenue decreased approximately $1.4 million during the first six months of 2009, or 28.2%, compared to 2008, and was spread across the majority of our broadcast markets. The general decline in national revenue was due primarily to the poor economic conditions present during 2009.
     Barter revenue — The increase in barter revenue was due primarily to the timing of when advertisers elected to air their commercials.
     Political revenue — Political revenue decreased approximately 51.8% for the first six months of 2009 compared to 2008. The 2008 year was a very strong political revenue year due to numerous local, state and national elections.
Station Operating Expenses
     Station operating expenses decreased 8.1%, to approximately $28.7 million for the first six months of 2009 from approximately $31.2 million in the comparable period of 2008. The table below provides a summary of the station operating expense variance for the comparable six-month periods (in thousands):

Station operating expense variance:

	Decrease/
	(increase) in
	station operating	%
	expenses	Change
Technical expense	$146	8.6%
Programming expense	294	3.4%
Promotion expense	482	38.1%
Interactive expense	(7)	(1.2)%
Sales expense	1,014	10.6%
Administrative expense	742	9.4%
Barter expense	(140)	(8.8)%

Station operating expense variance	$2,531	8.1%

     Technical expense — Technical expenses decreased approximately 8.6% during the first six months of 2009, due primarily to lower utility costs in our New York markets and fewer equipment and building repairs, and associated consulting costs, during the current period.
     Programming expense — Programming expense decreased by approximately 3.4% in 2009 compared to the previous year. The decrease was due to a combination of salary savings and lower outside consultant fees in several of our markets. In addition, we incurred lower broadcast rights fees in our Flint, Michigan market, where we replaced the morning show on one station with our syndicated “Free Beer & Hot Wings” morning show. These savings were partially offset by increased music license fees in all of our broadcast markets.
     Promotion expense — Promotion expense decreased approximately $0.5 million, or 38.1% compared to the 2008 period. The decrease is due primarily to lower levels of promotional spending for television time, billboards, contest prizes, and promotional products, as we continued to manage our discretionary costs in response to challenging economic conditions. In addition, several of our markets saw savings in salary expense during the current six-month period.
     Interactive expense — Interactive expense was essentially flat for the first six months of 2009 compared to the same period in 2008. Savings in salaries and streaming fees were offset by higher commission expense associated with our higher revenue levels during 2009, and increased music license fees for all our broadcast markets.
     Sales expense — During the first six months of 2009, sales expense decreased approximately $1.0 million, or 10.6% compared to the same 2008 period. Excluding the impact of event-related costs for our El Paso, Texas non-traditional revenue event which was held in June of 2008 versus July of 2009, sales expense decreased approximately 8.4%. The decrease was due primarily to lower salaries, commissions, bonuses and national representation fees associated with lower revenue levels during the 2009 period. These savings were partially offset by increased rating service fees across all our broadcast markets.
     Administrative expense — During the first six months of 2009, administrative expense decreased approximately $0.7 million, or 9.4%, from the comparable 2008 period. The savings were primarily due to: reduced bonus expense as a result of lower operating results compared to targeted bonus-plan levels; lower payroll taxes due to lower overall payroll, commission and bonus expense during the period; savings in Company match expense on employee contributions to the 401(k) Profit Sharing Plan, which match was eliminated January 14, 2009; franchise tax savings in several of our broadcast markets; savings in utilities and maintenance and repair costs; and savings in legal and professional fees, as certain legal matters were resolved during the 2008 year. These savings were partially offset by higher medical costs during the first six months of 2009 compared to the same period in 2008 due to variability in the timing and amount of medical claims, and higher bad debt expense.
     Barter expense — The change in barter expense is due to the timing of the use of bartered goods and services.
Depreciation and Amortization
     Depreciation and amortization expense decreased approximately $0.1 million, or 3.5% during the first six months of 2009 compared to the same period in 2008. The decrease was due primarily to reduced depreciation expense for our Ft. Collins, Colorado, and Flint and Grand Rapids, Michigan stations, as many assets acquired during those purchases are now fully depreciated. Amortization expense decreased during the first six months of 2009 compared to the same period in 2008, as certain definite-lived intangible assets acquired with our purchase of the Bloomington, Illinois market became fully amortized mid-way through the second quarter of 2009.
Corporate Expense
     Corporate general and administrative expense increased by approximately 4.0% to approximately $4.0 million for the six-month period ended June 30, 2009. Approximately $0.3 million of the increase was due to professional fees incurred in June 2009 in connection with our efforts to obtain a waiver or amendment of our credit agreement. We recorded additional expense related to the Company’s deferred compensation plan during the current period, as positive investment results in the plan during the second quarter of 2009 resulted in higher levels of compensation cost to the Company. In addition, stock compensation expense increased during the first six months of 2009, as nonvested stock previously granted to the Company’s former Chairman of the Board was accelerated upon his resignation. These expenses were partially offset by reduced bonus expense based upon the Company’s operating results compared to its established goals.
Impairment of Indefinite-Lived Intangible Assets and Goodwill
     Based on deteriorating global economic conditions, volatility in the equity markets, and operating results for the quarter, we performed an analysis for potential impairment of our indefinite-lived intangibles and goodwill during the first quarter of 2009. Based primarily upon material reductions in future revenue and cash flow projections, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. Due to the timing and complexity of fair value calculations, we were unable to complete the impairment analysis during the first quarter of 2009. However, based upon our preliminary valuations, we determined that an impairment loss was probable and reasonably estimable; accordingly, we recorded a pre-tax impairment charge of $25.6 million for FCC licenses and approximately $6.2 million for goodwill. We completed step two of our impairment analysis during the second quarter of 2009 and made no adjustments to our previously recorded impairment estimates.

Interest Expense
     Interest expense decreased to approximately $4.1 million during the first six months of 2009 from approximately $6.3 million in the comparable 2008 period. The decrease was due primarily to lower average interest rates during 2009 compared to 2008. The average interest rate for the first six months of 2009 was 3.90%, compared to 5.86% for the comparable 2008 period. Commencing in May 2009, we began paying a 2% default premium on our outstanding borrowings under the credit agreement; however, despite this default premium, average interest rates were still lower than those in the previous year due to a steep decline in LIBOR-based interest rates. In addition, lower average debt levels during 2009 also contributed to the decrease in interest expense.
Realized and unrealized (loss) gain on derivatives, net
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating rates to fixed rates. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the applicable margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized gain (loss) on derivatives in the condensed consolidated statements of operations. During the first six months of 2009, we recorded an unrealized gain of approximately $2.8 million on the change in the fair value of the swaps, offset by a realized loss of approximately $2.7 million due to unfavorable swap fixed rates compared to market rates during the period. During the first six months of 2008, we recorded an unrealized gain of approximately $0.2 million on the change in the fair value of the swaps, offset by a realized loss of approximately $0.8 million due to the unfavorable swap fixed rates compared to market rates during the period.
Income Taxes
     During the first six months of 2009, we recorded income tax expense at an effective rate of 0.3%. This rate includes a tax benefit at a 34% federal rate, a state tax benefit, net of federal benefit, of 4.4% and miscellaneous adjustments of (0.2)%. Consistent with our conclusions at December 31, 2008, the tax benefits recorded were offset by an increase in the valuation allowance against our deferred tax assets of 38.5%, as we are unable to conclude that it is more likely than not that the assets will be realized. We recorded income tax expense on continuing operations of approximately $1.6 million in the first six months of 2008, which represented a 41.3% effective rate. The rate included a 34% federal tax rate, a state tax rate, net of federal benefit, of 9.0%, and miscellaneous adjustments of (1.7)%.
Discontinued Operations
     We applied the provisions of SFAS 144 to the disposal of our four Watertown, New York radio stations during the first quarter of 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the period ended June 30, 2008 (in thousands):

2008
Net broadcast revenue	$182
Station operating expense	141
Allocated interest expense	15
Gain on sale and other	(638)

Gain before income taxes	664
Income tax expense	235

Net gain	$429

LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     Our credit agreement contains certain financial and other covenants, which, among other things, require us to maintain specified financial ratios, and imposes certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Indebtedness under the credit agreement is secured by a lien on substantially all of our assets and of our subsidiaries, by a pledge of our operating and license subsidiaries’ stock and by a guarantee of our subsidiaries. Our ability to meet certain of these financial ratios has been affected by economic trends that have caused a general downturn in the advertising sector, including advertising on our radio stations. The likelihood that we would not be able to meet certain financial ratios during the 2009 year and the possibility that our lenders could require that repayment of the outstanding debt under the credit agreement be accelerated created substantial doubt about our ability to continue as a going concern at December 31, 2008. Accordingly, the Report of Independent Registered Public Accounting Firm issued by our auditors for the 2008 year contained an explanatory paragraph regarding this uncertainty. Under the terms of the credit agreement, any audit report containing going concern language constitutes a default under the agreement. As a result of this default, at December 31, 2008, all debt outstanding under the credit agreement was recorded as currently payable in our consolidated financial statements. In addition, a valuation allowance was established on substantially all of our deferred tax assets, as we were unable to conclude that it is more likely than not that the assets will be realized, given the uncertainty in our ability to continue as a going concern. We are currently in negotiations with our lenders to waive or amend the terms of our credit agreement to modify certain of the covenants and conditions in order to regain compliance with the terms of the agreement, and at the request of our lenders, have engaged the services of an outside consultant to work towards that end and to advise the lenders during negotiations with us. We will continue to incur fees through the resolution of this process. If we are successful in obtaining a waiver or amendment to our credit agreement, we anticipate we will incur fees to the lenders and other parties for such waiver or amendment, the amount of which we cannot predict with any degree of certainty at this time. Through June 30, 2009, we have incurred approximately $0.3 million in professional fees related to the process of obtaining a waiver or amendment.
     Excluding the effect of any potential acceleration of repayment of the borrowings under our credit agreement, we believe that the cash generated from operations and available cash on hand will be sufficient to meet our requirements for corporate expenses, capital expenditures and scheduled debt and interest repayments through the remainder of the 2009 year. However, if subsequent to that date we are unable to borrow amounts available under the revolving portion of our credit agreement, we may not have sufficient funds to meet our obligations for required interest and debt repayments in 2010. If we are successful in obtaining a waiver or amendment to our credit agreement, we expect that we will need to refinance the outstanding debt on terms subject to market conditions at that date due to the fact that the majority of the borrowings under the Term B Loan portion are due at the end of the life of our credit agreement.
     Our cash and cash equivalents balance at June 30, 2009 was approximately $8.0 million, compared to approximately $1.5 million at June 30, 2008. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is utilized to pay down our revolving credit agreement. However, due to the likelihood that available borrowings under our credit agreement could be suspended, we borrowed $13.5 million of our available revolver balance during the first quarter of 2009, which we believe will enable us to make scheduled repayments of debt and interest through the remainder of 2009. Additionally, since during the Event of Default we cannot re-borrow any voluntary repayments that we would make under the revolving portion of our loan with cash provided by our operations, we have ceased making voluntary repayments, which has contributed to the increase in our cash balances.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan and two LIBOR-based interest rate swap agreements on our Term A Loan, the purpose of which are to effectively convert borrowings under our Term B Loan and Term A Loan from variable-rate to fixed-rate debt. During the first six months of 2009, we realized a loss of approximately $2.7 million related to the settlement of our swap agreements as a result of lower market interest rates compared to our fixed swap rates. During the first six months of 2008, we realized a loss of $0.8 million on the settlement of our swap agreements as a result of lower market interest rates compared to our fixed rates. Due to the Event of Default under the terms of our credit agreement, effective June 2009, we were no longer permitted to elect LIBOR-based interest rates for our outstanding balances under the credit agreement. Accordingly, we have begun paying interest utilizing Base Rate Loan interest rates, which are based on the current prime rate plus applicable margin. At June 30, 2009, Base Rate Loan interest rates exceeded LIBOR rates. Consequently, our future interest rates will likely be higher than the fixed rates we secured through our interest rate swap agreements, until such time when we are permitted to elect LIBOR rates for our outstanding balances.
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
     Under the provisions of the excess cash flow calculation contained in the credit agreement, on April 30, 2009, we were required to make repayments of approximately $4.5 million based upon the calculation of excess cash flow generated by our operations. The repayment was comprised of approximately $1.1 million of the amounts borrowed under the Term A Loan portion, $2.5 million of the amounts borrowed under the Term B Loan portion, and approximately $0.9 million of the amounts borrowed under the revolving portion of the credit agreement. We used cash on hand to fund the $4.5 million repayment required under the excess cash flow calculation. The amounts required to be repaid under the Term A Loan and Term B Loan portions of the credit agreement are permanent reductions of the amounts available under those portions of the agreement. The amount repaid under the revolving portion of the credit agreement could typically be re-borrowed under the terms of the credit agreement. However, due to our Event of Default under our credit agreement, no further amounts can be borrowed under the revolving portion of the agreement until an amendment or waiver agreement is reached with our lenders. Due to the Event of Default, the lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While we are subject to an Event of Default, the rate of interest on amounts outstanding under the credit agreement has been increased by 2.0% per annum and we may not elect LIBOR-based interest rates on our outstanding loan balances. Instead, all outstanding balances incur interest at Base Rate Loan interest rates, which are based upon the current prime rate plus applicable margin. We are currently in negotiations with our lenders to waive or amend the terms of the credit agreement to modify certain covenants and conditions in order to regain compliance with the terms of the agreement. However, there can be no assurances that a waiver or amendment will be obtained.
Sources of Funds
     In the first six months of 2009, our sources of cash were derived primarily from cash provided by operating activities and borrowings under our credit agreement.
     Net cash provided by operating activities decreased approximately 40.3% in the first six months of 2009 to approximately $3.2 million, compared to approximately $5.4 million in the 2008 period. The $2.2 million decrease was due primarily to the lower operating results during the 2009 period.
     Cash flows provided by financing activities during the first six months of 2009 were approximately $4.0 million, compared to cash flows used in financing activities of approximately $11.5 million in the first six months of 2008. During the 2009 period, we had net borrowings of approximately $4.1 million under the credit agreement to allow for repayments of debt and interest throughout the remainder of the 2009 year. During the first six months of 2008, we repaid borrowings under our credit agreement with proceeds from the sale of certain radio stations.
     At December 31, 2008, we reclassified all outstanding balances under our credit agreement to currently payable, as our lenders may, at their discretion, accelerate the payments of the outstanding amounts to current due to our failure to comply with certain provisions of our credit agreement. However, we are providing the information below with regard to certain terms and conditions contained within our credit agreement in the event the debt is not required to be repaid currently.
     At June 30, 2009, we had borrowings under the credit agreement of approximately $189.2 million, comprised of approximately $42.6 million of Term A Loan borrowings, approximately $106.1 million of Term B Loan borrowings, and $40.5 million of revolver borrowings. On April 1, 2009, we received notice from Bank of America, administrative agent for our credit agreement, that due to an Event of Default under the terms of the agreement, caused by an explanatory paragraph regarding the uncertainty in our ability to continue as a going concern in the Report of Independent Registered Public Accounting Firm issued by our auditors in connection with the audit of our December 31, 2008 consolidated financial statements, no further amounts could be borrowed under the revolving portion of the credit agreement until the default is cured or waived.
     Our available borrowings under the Term A and Term B portions of the credit agreement were permanently reduced by approximately $3.6 million on April 30, 2009 due to the required repayment based upon our calculation of excess cash flow generated from our operations, per the terms of the agreement. In addition, we were required to repay approximately $0.9 million under the revolving portion of the credit agreement. The amount repaid under the revolving portion of the credit agreement could typically be re-borrowed under the terms of the credit agreement; however, we are precluded from borrowing additional amounts until our Event of Default is cured or waived.
     Borrowings under the credit agreement bore interest at an average rate of 5.89% and 4.88% at June 30, 2009 and 2008 respectively. Our weighted-average interest rate for the quarter ended June 30, 2009 and 2008 was 4.45% and 4.87%, respectively.
     Under the terms of our credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. We were not in compliance with all of the required covenants and conditions of our credit agreement at June 30, 2009.
Uses of Funds
     During the first six months of 2009, we utilized our sources of cash primarily to repay long-term debt borrowings and fund capital expenditures.
     Cash flows used in investing activities was approximately $0.3 million in the first six months of 2009, compared to approximately $6.3 million provided by investing activities in the same period of 2008. Our sale of four Watertown, New York stations and one station in each of our Albany and Buffalo, New York markets during the first quarter of 2008 provided approximately $7.9 million of net cash proceeds.
     We funded capital expenditures of approximately $0.5 million in the first two quarters of 2009 compared to approximately $1.6 million in the comparable 2008 period. Consolidation capital expenditures for our Evansville building project were approximately $1.0 million during the first six months of 2008. No consolidation projects were ongoing during the comparable 2009 period. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $0.5 million in 2009 compared to approximately $0.6 million in 2008. There were no material expenditures for conversion of stations to HD Radio during the first six months of 2009 or 2008.
     As of March 31, 2007, we began making required quarterly repayments of the amounts borrowed under the Term B Loan, which repayments continue until November 21, 2013, at which date any remaining amounts outstanding under the loan are due and payable. Based upon the reduction in the principal balance of the Term B Loan due to the required repayments under the excess cash flow calculation, the future repayments of principal under the Term B Loan have been reduced to approximately $271,360 per quarter, commencing with the September 30, 2009 quarterly repayment. Borrowings under the Term A Loan must be repaid in 24 quarterly installments, which repayments began March 31, 2008. Quarterly repayments are currently at 2.36% of the original principal amount, which percentage increases to a maximum of 5.91% of the original principal amount, until the final payment date of November 21, 2013. No permanent repayments are required under the revolving facility until the termination of the credit agreement on November 21, 2013.
Off-Balance Sheet Financing Arrangements
     We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 requires an entity to perform an analysis to determine whether the entity’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an entity is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the potential impact that adoption could have on our financial position and results of operations, if any.
     In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 replaces SFAS 162 to indicate that once the Codification is in effect, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not believe that the adoption will have impact on our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan portion of the credit agreement. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, the purpose of which was to convert a portion of our outstanding debt balances from variable rate interest to fixed rate interest. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus applicable margin. Due to the Default under the terms of our credit agreement, we are prohibited from electing LIBOR-based interest rates on our outstanding loan balances. Instead we must utilize Base Rate Loan interest rates, which are based on the current prime rate plus applicable margin. Based on our exposure to variable rate borrowings at June 30, 2009, a one percent (1%) change in the weighted average interest rate would change our annual interest by approximately $1.9 million.

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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended June 30, 2009, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
     We currently and from time to time are involved in litigation incidental to the conduct of our business. During the second quarter of 2009, Regent and approximately 12 other parties (not associated with Regent) were named as defendants in a lawsuit brought by Aldav, LLC alleging infringement on a patent issued to Aldav for an Internet Radio System with Selective Replacement Capability. We intend to defend our position in this matter vigorously.
     In August 2008, Regent, Terry S. Jacobs (our former chief executive officer), and approximately twenty other parties (not associated with Regent) were named as defendants in a lawsuit brought by Alan Brill and various of his related entities, in connection with Regent’s 2003 purchase of twelve radio stations from Brill Media Company LLC and related entities. The plaintiffs alleged numerous claims against Regent, Mr. Jacobs and the other defendants, including without limitation, claims for breach of contract, intentional interference with contracts, breach of implied covenants and good faith, and fraud and misrepresentation. The plaintiffs sought compensatory and punitive damages in excess of $20 million from all parties. The complaint has now been amended (Amended Complaint) to assert claims only against Regent based on alleged violations of a confidentiality agreement executed in connection with the purchase of the radio stations by Regent.
     Regent moved to dismiss the Amended Complaint on a number of jurisdictional grounds. The motion to dismiss was denied by the bankruptcy court and the case was ordered to be remanded to state court where it had been originally brought before being removed to the bankruptcy court where the Brill Media bankruptcy case was pending. Regent has appealed the decision to deny the motion to dismiss the Amended Complaint to the U.S. District Court for Southern Indiana, and the appeal is pending in that court. We believe the suit has no merit and we intend to vigorously defend our position.
     In the opinion of our management, we are not a party to any other lawsuit or legal proceeding that is likely to have a material adverse effect on our business or financial condition.
     We are not aware of any probable or levied penalties against the Company relating to the American Jobs Creation Act.

ITEM 1A.	RISK FACTORS.
We are currently not in compliance with Nasdaq rules for continued listing of our common stock on The Nasdaq Global Market.
     Our common stock is currently not in compliance with Nasdaq Stock Market rules for continued listing on the Nasdaq Global Market and is at risk of being delisted. This may subject us to decreased liquidity of our common stock. On August 11, 2008, we received a letter from Nasdaq notifying us that for the prior 30 consecutive business days, our common stock had not maintained a minimum $1.00 per share bid price as required by Nasdaq rules. In accordance with Nasdaq rules, we were provided 180 days, or until February 9, 2009, to regain compliance. Subsequently, we received notifications from Nasdaq that through July 31, 2009 it had suspended enforcement of the bid price and market value of publicly held shares requirements. As a result, all companies that were in a bid price or market value of publicly held shares compliance period remained at that same stage of the process and were not subject to being delisted for these concerns during such suspension. Now that Nasdaq is no longer suspending enforcement of these rules, our cure period to regain compliance with the bid price rules will expire on November 25, 2009.
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

     In addition, Nasdaq rules require that companies must maintain a market value of at least $5 million for their publicly held shares. The Company currently meets such requirement, but has been below that value for more than 30 consecutive business days at times during the past year which may have triggered a notice from Nasdaq if not for Nasdaq’s suspension of such requirement. If the Company would become unable to satisfy this requirement and if notified by Nasdaq of such deficiency, we expect that the Company will have 90 days to regain compliance following receipt of a delisting notice from Nasdaq.
Delisting of the Company’s common stock from The Nasdaq Global Market would significantly and adversely affect the trading in and liquidity of the Company’s common stock.
     If the Company’s common stock were delisted from The Nasdaq Global Market, trading in the Company’s common stock would have to be conducted on the OTC Bulletin Board or in the non-Nasdaq over-the-counter market, also referred to as the “pink sheets.” We believe that the liquidity in the trading market for the Company’s common stock would then be significantly decreased which could reduce the trading price and increase the transaction costs of trading shares of the Company’s common stock. Furthermore, stockholders may also experience a greater degree of difficulty in obtaining accurate, timely information concerning pricing and trading volume and in executing trades of the Company’s common stock.
The Company may implement a reverse stock split to alleviate the potential delisting of the Company’s common stock from The Nasdaq Global Market.
     The Company’s Board of Directors and the Company’s stockholders have approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to grant the Board of Directors discretionary authority to effect a reverse stock split of the Company’s common stock at a ratio not to exceed one-for-30. The purpose of authorizing the reverse stock split was to maximize the flexibility of the Company’s Board of Directors in addressing market-related issues affecting the Company’s capitalization including, but not limited to, the flexibility to maintain the eligibility of the Company’s common stock for listing on The Nasdaq Global Market should the market price for the Company’s common stock remain below $1.00 per share for an extended period. However, there are risks associated with reverse stock splits, which risks include:
•	the negative perception of reverse stock splits held by many investors, analysts and other stock market participants;

•	the fact that the stock price of some companies that have effected reverse stock splits has subsequently declined back to or lower than pre-reverse stock split levels;

•	the fact that total market capitalization of some companies that have effected reverse stock splits has declined to a level that was less than pre-reverse stock split levels;

•	the adverse effect on liquidity that might be caused by a reduced number of shares outstanding;

•	the risk that the resulting per-share stock price may not attract institutional investors or investment funds, which failure may have an adverse effect on liquidity;

•	the costs associated with implementing a reverse stock split;

•	the bid price of the Company’s common stock after a reverse stock split may not be maintained at or above $1.00;

•	the risk that, even if the Company is able to maintain the bid price of its common stock at or above $1.00 after the reverse stock split, the Company’s common stock may be delisted from Nasdaq for other reasons including, but not limited to, the failure to maintain a market value of at least $5 million for its publicly held shares; and

•	the reverse stock split will result in some stockholders owning “odd-lots” of less than 100 shares of the Company’s common stock, potentially resulting in higher brokerage commissions and other transaction costs than the commissions and costs of transactions in “round-lots” of even multiples of 100 shares.
If the Company implements the reverse stock split, such action could have a future dilutive effect on the Company’s stockholders and/or a potential anti-takeover effect on the Company.
     If implemented, the proposed reverse stock split will reduce the number of the Company’s outstanding shares of common stock but will not reduce the number of authorized shares of the Company’s common stock. As a result, this will increase significantly the ability of the Company’s Board of Directors to issue authorized and unissued shares without further stockholder action. The issuance in the future of such additional authorized shares may have the effect of diluting the earnings per share and book value per share, as well as the stock ownership and voting rights, of the currently outstanding shares of common stock.
     In addition, the effective increase in the number of authorized but unissued shares of the Company’s common stock may be construed as having an anti-takeover effect. For example, the issuance of a large block of common stock could dilute the stock ownership of a person seeking to effect a change in the composition of the Company’s Board of Directors or contemplating a tender offer or other transaction for the combination of the Company with another company. In addition, the effective increase in the number of authorized by unissued shares could be construed as having an anti-takeover effect by permitting the issuance of shares to purchasers who might oppose a hostile takeover bid or oppose any efforts to amend or repeal certain provisions of the Company’s Certificate or its bylaws.
The Company’s stockholders will not have appraisal rights in connection with the potential reverse stock split.
     Under the Delaware General Corporation Law, the Company’s stockholders are not entitled to appraisal rights with respect to the reverse stock split, and the Company will not independently provide stockholders with any such right.
     In addition to the above risk factors and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which risks could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2008, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and this Quarterly Report on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c) Repurchases of stock

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plan (1)	under the Plan (1)
				(in thousands)
April 1, 2009 — April 30, 2009	0	—	0	$1,593
May 1, 2009 — May 31, 2009	902 (2)	$0.17	0	$1,593
June 1, 2009 — June 30, 2009	0	—	0	$1,593
Total	902	$0.17	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through September 30, 2007, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during the first six months of 2009.

(2)	Represents shares of common stock exchanged as payment of employee withholding taxes related to the vesting of shares of nonvested stock granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
     On April 1, 2009, the Company received notification from Bank of America, as the administrative agent for the other lenders and parties to Regent’s credit agreement, that the explanatory paragraph regarding the uncertainty in the Company’s ability to continue as a going concern in the Report of Independent Registered Public Accounting Firm issued by Regent’s auditors in connection with the audit of the December 31, 2008 consolidated financial statements, constituted a Specified Default (as defined in the Bank of America notification) under the terms of the credit agreement. As such, if the Specified Default continued unremediated for 30 days, then: (a) the default would become an Event of Default (as defined in the credit agreement) under the credit agreement; (b) unless and until the default was remedied, no further borrowings could be made under the credit agreement; and (c) the lenders have not waived the Specified Default or the conditions to make additional loans. As of April 30, 2009, the 30-day period expired and the Company’s inability to cure the default constituted an Event of Default under the terms of the agreement. Due to the Event of Default, the lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While the Company is subject to an Event of Default, the rate of interest on the $189.2 million currently outstanding under the credit agreement has been increased by 2.0% per annum and we are precluded from utilizing LIBOR-based interest rates. The Company is currently in negotiations with its lenders to waive or amend the terms of the credit agreement to modify certain covenants and conditions in order to regain compliance with the terms of the agreement. However, there can be no assurances that a waiver or amendment will be obtained.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     The Regent Communications, Inc. 2009 Annual Meeting of Stockholders was held on June 3, 2009. At the Annual Meeting, stockholders were asked to vote upon (1) the election of directors, (2) a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to allow for, at the option of the Company’s Board of Directors, a reverse stock split at a ratio not to exceed one-for-30, and (3) the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2009.
     The specific matters voted upon and the results of the voting were as follows:
     (1) Six incumbent directors were re-elected to serve for a one-year term expiring at the next Annual Meeting of Stockholders. The directors were elected as follows:

Name of Director	Shares Voted “FOR”	Shares Withheld
John J. Ahn	32,601,922	755,162
John F. DeLorenzo	32,670,326	686,758
Timothy M. Mooney	27,933,658	5,423,426
Andrew L. Lewis, IV	31,307,374	2,049,710
William L. Stakelin	27,904,890	5,452,194
John H. Wyant	32,678,360	678,724
     (2) A proposal to approve and adopt an amendment to the Amended and Restated Certificate of Incorporation of Regent Communications, Inc. to allow for, at the option of the Company’s Board of Directors, a reverse stock split of the Company’s common stock on such terms and for such a number of shares as the Board may choose, but at a ratio not to exceed one-for-30, was adopted by an affirmative vote as follows:

Shares Voted “FOR”	31,684,327
Shares Voted “AGAINST”	1,612,796
Shares Voted “ABSTAINING”	59,961
     (3) The proposal to appoint Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2009 was adopted by an affirmative vote as follows:

Shares Voted “FOR”	33,242,586
Shares Voted “AGAINST”	102,442
Shares Voted “ABSTAINING”	12,056

ITEM 6.	EXHIBITS.
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

REGENT COMMUNICATIONS, INC.
Date: August 7, 2009	By:	/s/ William L. Stakelin
William L. Stakelin, President
and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Anthony A. Vasconcellos
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