Form 10-Q
period 2009-09-30
REGENT COMMUNICATIONS INC
filed 2009-11-10
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Common Stock, $.01 par value — 42,297,341 shares outstanding as of November 5, 2009

REGENT COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Broadcast revenues, net of agency commissions	$21,811	$25,328	$62,840	$72,643

Station operating expenses	14,565	15,299	43,269	46,534
Depreciation and amortization	923	1,075	2,897	3,120
Corporate general and administrative expenses	2,609	1,636	6,568	5,441
Impairment of indefinite-lived intangible assets and goodwill	—	67,522	31,800	67,522
Loss (gain) on sale of stations, long-lived assets and other	66	(39)	(13)	(510)

Operating income (loss)	3,648	(60,165)	(21,681)	(49,464)

Interest expense	(3,070)	(2,611)	(7,157)	(8,918)
Realized and unrealized (loss) gain on derivatives, net	(1,011)	(1,500)	(904)	(2,096)
Impairment of note receivable and other	(50)	(952)	(50)	(952)
Other income (loss), net	94	(125)	152	(108)

Loss from continuing operations before income taxes	(389)	(65,353)	(29,640)	(61,538)
Income tax (expense) benefit	(53)	19,088	(138)	17,513

Loss from continuing operations	(442)	(46,265)	(29,778)	(44,025)
Discontinued operations:
Results from operations of discontinued operations, net of income taxes	—	(27)	—	8
Gain on sale of discontinued operations, net of income taxes	—	—	—	394

Gain on discontinued operations, net of income taxes	—	(27)	—	402

Net loss	$(442)	$(46,292)	$(29,778)	$(43,623)

Basic and diluted loss per common share:

Loss from continuing operations	$(0.01)	$(1.19)	$(0.73)	$(1.13)
(Loss) gain on discontinued operations	—	(0.00)	—	0.01

Net loss	$(0.01)	$(1.19)	$(0.73)	$(1.12)

Weighted average number of common shares:
Basic	40,796	38,956	40,517	38,784
Diluted	40,796	38,956	40,517	38,784
The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands, except share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$6,021	$1,094
Restricted cash	300	—
Accounts receivable, net of allowance of $507 and $527 at September 30, 2009 and December 31, 2008, respectively	13,248	13,914
Assets held for sale	156	156
Other current assets	2,182	1,716

Total current assets	21,907	16,880

Property and equipment, net	30,438	32,651
Intangible assets, net	109,531	135,252
Goodwill	12,192	18,392
Deferred tax assets	—	—
Other assets	1,813	2,109

Total assets	$175,881	$205,284

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$187,730	$185,128
Accounts payable	1,511	1,329
Accrued compensation	1,097	1,399
Other current liabilities	4,848	4,010

Total current liabilities	195,186	191,866

Derivative liability	7,531	10,980
Other long-term liabilities	2,440	2,564

Total liabilities	205,157	205,410

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 50,071,292 and 49,151,642 shares issued at September 30, 2009 and December 31, 2008, respectively	501	492
Treasury stock, 7,772,083 and 9,169,465 shares, at cost, at September 30, 2009 and December 31, 2008, respectively	(40,778)	(49,203)
Additional paid-in capital	339,167	346,973
Accumulated deficit	(328,166)	(298,388)

Total stockholders’ deficit	(29,276)	(126)

Total liabilities and stockholders’ deficit	$175,881	$205,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(29,778)	$(43,623)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,897	3,120
Deferred income tax benefit	—	(17,399)
Impairment of indefinite-lived intangible assets and goodwill	31,800	67,522
Impairment of note receivable and other	108	952
Non-cash compensation expense	525	950
Unrealized (gain) loss on derivatives	(3,449)	460
Gain on sale of radio stations	—	(1,155)
Other, net	674	811
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	273	9
Other assets	(569)	(127)
Current and long-term liabilities	647	(769)

Net cash provided by operating activities	3,128	10,751

Cash flows from investing activities:
Net proceeds from sale of radio stations	—	7,888
Capital expenditures	(620)	(2,047)
Change in restricted cash	(300)	—
Cash proceeds from the sale of fixed assets and other	206	140

Net cash (used in) provided by investing activities	(714)	5,981

Cash flows from financing activities:
Principal payments on long-term debt	(10,898)	(26,839)
Long-term debt borrowings	13,500	10,000
Treasury stock purchases	(14)	(67)
Other	(75)	(16)

Net cash provided by (used in) financing activities	2,513	(16,922)

Net increase (decrease) in cash and cash equivalents	4,927	(190)
Cash and cash equivalents at beginning of period	1,094	1,391

Cash and cash equivalents at end of period	$6,021	$1,201

Supplemental schedule of non-cash financing and investing activities:
Capital lease obligations incurred	$114	$61
Accrued capital expenditures	$1	$31
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
     The Company’s credit agreement contains certain financial and other covenants, which, among other things, require Regent to maintain specified financial ratios, and impose certain limitations on the Company with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Indebtedness under the credit agreement is secured by a lien on substantially all of the Company’s assets and of the subsidiaries, by a pledge of the operating and license subsidiaries’ stock and by a guarantee of the subsidiaries. Regent’s ability to meet certain of these financial ratios has been affected by economic trends that have caused a general downturn in the advertising sector, including advertising on the Company’s radio stations. At December 31, 2008, the likelihood that the Company would not be able to meet certain financial ratios during the 2009 year and the possibility that the Company’s lenders could require that repayment of the outstanding debt under the credit agreement be accelerated to currently payable, created substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Report of Independent Registered Public Accounting Firm issued by the Company’s auditors for the 2008 year contained an explanatory paragraph regarding this uncertainty. Under the terms of the credit agreement, any audit report containing going concern language constitutes a default under the agreement. As a result of this default, at December 31, 2008, all debt outstanding under the credit agreement was recorded as currently payable in the Company’s consolidated financial statements. In addition, a valuation allowance was established on substantially all of the Company’s deferred tax assets, as the Company was unable to conclude that it was more likely than not that the assets would be realized, given the uncertainty in the Company’s ability to continue as a going concern. Regent’s management is currently in negotiations with the parties to the credit agreement to waive or amend certain of the financial ratios and other covenants to regain compliance and/or to restructure the Company’s obligations under the credit agreement. At the request of its lenders, the Company has engaged the services of an outside consultant to

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
work towards that end and to advise the lenders during negotiations with Regent. Unless and until the Company is able to negotiate a waiver, amendment, and/or restructuring, the Company’s lenders could proceed against any or all collateral at any time.
Broadcast Revenue
     Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Agency commissions were approximately $2.2 million and $2.7 million, respectively, for the three-month periods ended September 30, 2009 and 2008, and approximately $6.2 million and $7.6 million for the nine-month periods ended September 30, 2009 and 2008, respectively.
Barter Transactions
     Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue and expense for the three- and nine-month periods ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Barter revenue	$813	$825	$2,636	$2,432
Barter expense	$816	$810	$2,546	$2,400
Stock-based Compensation Plans
     During the first nine months of 2009 and 2008, the Company issued 880,600 and 491,600 nonvested shares, respectively, as a component of compensation to employees under The Regent Communications, Inc. 2005 Incentive Compensation Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first nine months of 2009 and 2008, Regent recorded approximately $437,000 and $457,000, respectively, of expense related to nonvested share awards, of which approximately $145,000 and $161,000 was recorded during the third quarters of 2009 and 2008, respectively. Included in compensation expense for the quarter and nine-month period ended September 30, 2008 was approximately $18,000 of compensation expense for the acceleration of vesting for 9,750 nonvested shares. At September 30, 2009, deferred compensation expense related to the nonvested shares was approximately $726,000, which will be recognized over the remaining vesting period. At September 30, 2009, 1,402,050 nonvested shares remained outstanding under

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the plan, with a weighted average remaining life of approximately 2.7 years. During the first nine months of 2009 and 2008, 9,150 and 4,650 nonvested shares, respectively, were forfeited.
     The Company issues shares of nonvested Regent common stock to its non-management directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The value of each nonvested share is determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares generally vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. During the first nine months of 2009 and 2008, the Company issued 50,000 and 60,000, respectively, nonvested shares of Regent common stock to its non-management directors. Regent recorded approximately $39,000 and $31,000, respectively, of expense related to the nonvested share awards during the first nine months of 2009 and 2008 of which approximately $9,000 and $12,000 was recorded during the third quarters of 2009 and 2008, respectively. Additionally, during the first nine months of 2009, the Company recorded approximately $28,000 of expense related to the acceleration of vesting for nonvested awards granted to its former Chairman of the Board in conjunction with his resignation from the Board of Directors on March 17, 2009. At September 30, 2009, deferred compensation expense related to the nonvested shares was approximately $75,000, which will be recognized over the remaining vesting period. At September 30, 2009, 100,625 nonvested shares remained outstanding under the plan, with a weighted-average remaining life of approximately 3.0 years. No nonvested shares granted under the plan were forfeited during the first nine months of 2009. During the first nine months of 2008, 2,500 nonvested shares granted under the plan were forfeited.
     There were no stock options granted during the first nine months of 2009 or 2008. During the first nine months of 2009, 324,678 stock options with a weighted-average exercise price of $5.36 were terminated due to expiration or forfeiture. During the first nine months of 2008, 1,466,738 stock options with a weighted-average exercise price of $5.22 were terminated due to forfeiture or expiration. The intrinsic value of all outstanding stock options was zero at September 30, 2009. See Regent’s 2008 Annual Report on Form 10-K for other disclosures of all outstanding awards.
Discontinued Operations
Disposal of Markets
     During 2008, the Company disposed of its four Watertown, New York radio stations. Regent applied current accounting guidance, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon current accounting guidance. As there was no debt required to be repaid as a result of these disposals, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company.
     The disposals of one station in each of the Albany and Buffalo, New York markets did not meet the criteria for the reclassification of operating results to discontinued operations, due to

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the migration of cash flows from the disposed stations to other Regent-owned stations. Therefore, the results for these radio stations remained classified in loss from continuing operations.
     Selected financial information related to discontinued operations for the three- and nine-month periods ended September 30, 2008 is as follows (in thousands):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Net broadcast revenue	$—	$182
Depreciation and amortization expense	$—	$—
Allocated interest expense	$—	$15
Gain on sale of discontinued operations	$—	$638
(Loss) gain before income taxes	$(14)	$650
Assets held for sale
     Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of current accounting guidance. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale at September 30, 2009 and December 31, 2008 was comprised of Regent’s former studio location in Evansville, Indiana. The assets held for sale include approximately $43,000 of land and land improvements and approximately $153,000 of building and building improvements, offset by accumulated depreciation of approximately $20,000. Based upon its assessment of the fair market value of the assets at December 31, 2008, Regent reduced the carrying value of the assets by $20,000 at that date. The reduction was allocated among the assets on a pro rata basis. The major categories of the assets held for sale are as follows (in thousands):

Land and improvements	$39
Building and improvements	137

176
Accumulated depreciation	(20)

$156

Income Taxes
     At September 30, 2009 and 2008, the Company had liabilities for uncertain tax positions of approximately $532,000 and $556,000, respectively, which amounts were recorded as a component of other long-term liabilities. Of this amount, approximately $144,000 and $123,000 represented accrued interest at September 30, 2009 and 2008, respectively. Regent recognizes accrued interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. The total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is $532,000, which includes interest of approximately $144,000. The Company settled an income tax audit during the quarter ended June 30, 2009, and the liability for unrecognized tax benefits decreased by approximately $42,000. The Company does not anticipate

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the liability for unrecognized tax benefits to materially increase or decrease within the next 12 months.
     The Company recorded income tax expense on continuing operations at an effective rate of 13.6% and 0.5% for the three- and nine-month periods ended September 30, 2009. The Company established a valuation allowance against the entire deferred tax benefit recorded during the first nine months of 2009. For the three- and nine-month periods ended September 30, 2008, the effective rate for income tax benefit on continuing operations was 29.2% and 28.5%, respectively.
Subsequent Events
     The Company’s Management has evaluated subsequent events through November 10, 2009, which is the date that the Company’s consolidated financial statements were filed. Management is aware of no material subsequent events that have occurred since September 30, 2009 that would require recognition or disclosure in the financial statements.
Fair Value Measurements
     In September 2006, the Financial Accounting Standards Board finalized guidance that established a framework for measuring fair value, clarified the definition of fair value, and expanded disclosures about the use of fair value measurements; however, it did not require any new fair value measurements. The provisions of this guidance have been applied prospectively beginning January 1, 2008 for all financial assets and financial liabilities recognized in the financial statements at fair value. Application of this accounting guidance for all non-financial assets and non-financial liabilities that are recognized at fair value in the financial statements on a nonrecurring basis was delayed until January 1, 2009. The adoption of this accounting guidance for non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company.
     The Company’s financial assets and liabilities reflected in the condensed consolidated financial statements at fair value include short-term investments, marketable securities and derivative financial instruments. Fair value for short-term investments and marketable securities are determined utilizing quoted market prices at each period. Fair value for derivative interest rate swap agreements is obtained from counterparties to the agreements and corroborated through estimates using internal discounted cash flow calculations based upon forward interest-rate yield curves and considering the risk of non-performance by the parties to the contract. The Company’s non-financial assets and liabilities include goodwill and FCC licenses. As described in Note 4, the Company was required to test intangible assets for impairment during the first quarter of 2009. Regent uses the greenfield methodology for valuation of its FCC licenses, which allocates a start-up value to each station and employs a discounted cash flow methodology. The Company uses a market-multiple approach to value goodwill. The following table summarizes the valuation of the Company’s financial assets and liabilities at September 30, 2009 and December 31, 2008 and non-financial assets and liabilities that were required to be measured at fair value at September 30, 2009 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Quoted
		Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
Financial Asset	September	Assets -	Inputs -	Inputs -
(Liability)	30, 2009	Level 1	Level 2	Level 3
Recurring Valuations:
Assets:
Short-term investments	$8	$8
Marketable securities	$776	$776

Liabilities:
Derivative interest rate swap agreements	$(7,531)		$(7,531)
     The following table summarizes the valuation of the Company’s financial assets and liabilities at December 31, 2008 (in thousands):

		Quoted
		Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
	December	Assets -	Inputs -	Inputs -
Financial Asset (Liability)	31, 2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5	$5
Marketable securities	$572	$572

Liabilities:
Derivative interest rate swap agreements	$(10,980)		$(10,980)
     The Company has not elected any eligible items for fair value measurement.
     The Company follows current accounting guidance which requires disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. This guidance became effective for financial statements issued after June 15, 2009.
     The fair value for certain financial instruments is as follows:
Cash, cash equivalents, Accounts Receivable and Accounts Payable. Due to their short-term maturity, the carrying amounts reported in the Condensed Consolidated Balance Sheets approximate fair value.
Debt. The Company estimates that the fair value of its debt at September 30, 2009 is approximately 65% of par value. Such estimate was based on indicative pricing in

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
markets where the debt is traded. While we believe the approximations are reasonably accurate, the valuations can vary widely based upon trading volume and other factors.
2. LONG-TERM DEBT
     Long-term debt consisted of the following as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30,	December 31,
	2009	2008
Senior secured Term A Loan	$41,386	$46,013
Senior secured Term B Loan	105,844	109,165
Senior secured revolving credit facility	40,500	29,950

	187,730	185,128
Less: current portion of long-term debt	(187,730)	(185,128)

	$—	$—

     Borrowings under the credit facility bore interest at a weighted average rate of 6.11% at September 30, 2009 and 3.44% at December 31, 2008.
     Under the provisions of the excess cash flow calculation contained in the credit agreement, on April 30, 2009, the Company was required to make repayments of approximately $4.5 million based upon the calculation of excess cash flow generated by operations. The repayment was comprised of approximately $1.1 million of the amounts borrowed under the Term A Loan portion, $2.5 million of the amounts borrowed under the Term B Loan portion, and approximately $0.9 million of the amounts borrowed under the revolving portion of the credit agreement. Regent used cash on hand to fund the $4.5 million repayment required under the excess cash flow calculation. The amounts required to be repaid under the Term A Loan and Term B Loan portions of the credit agreement are permanent reductions of the amounts available under those portions of the agreement. The amount repaid under the revolving portion of the credit agreement could typically be re-borrowed under the terms of the credit agreement. However, on April 1, 2009, the Company received notification from Bank of America, as the administrative agent for the other lenders and parties to Regent’s credit agreement, that the explanatory paragraph regarding the uncertainty in the Company’s ability to continue as a going concern in the Report of Independent Registered Public Accounting Firm issued by Regent’s auditors in connection with the audit of the December 31, 2008 consolidated financial statements, constituted a Specified Default (as defined in the Bank of America notification) under the terms of the credit agreement. As such, if the Specified Default continued unremediated for 30 days, then: (a) the default would become an Event of Default (as defined in the credit agreement) under the credit agreement; (b) unless and until the default was remedied, no further borrowings could be made under the credit agreement; and (c) the lenders have not waived the Specified Default or the conditions to make additional loans. Accordingly, no further amounts could be borrowed under the revolving portion of the credit agreement until the default was cured. As of April 30, 2009, the 30-day period expired, and the Company’s inability to cure the default constituted an Event of Default under the terms of the agreement. Due to the Event of Default, the lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While the Company is subject to an Event of Default, the rate of interest on borrowings

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
outstanding under the credit agreement has been increased by 2.0% per annum and the Company is precluded from electing LIBOR interest rates on its outstanding borrowings. The Company is currently in negotiations with its lenders to waive or amend the terms of the credit agreement to modify certain covenants and conditions in order to regain compliance with the terms of the agreement and/or to restructure the Company’s obligations under the credit agreement.
3. CAPITAL STOCK
     The Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were outstanding at September 30, 2009 or December 31, 2008. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
     In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. The nonvested shares generally vest over a four-year period. During the first nine months of 2009 and 2008, the Company issued 871,450 and 483,350 shares, respectively, of nonvested stock, net of forfeitures. Additionally during the first nine months of 2009 and 2008, Regent recorded treasury stock repurchases related to the forfeiture of 89,844 and 47,750 shares, respectively, of stock by employees for the payment of withholding taxes related to the vesting of nonvested shares during the period. At September 30, 2009, there were 1,402,050 nonvested shares outstanding under the plan.
     In May 2006, the Company began issuing grants of nonvested stock to non-management directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. During the first nine months of 2009 and 2008, the Company granted 50,000 and 57,500 shares, respectively, of nonvested common stock, net of forfeitures. The stock generally vests ratably over a four-year period. At September 30, 2009, there were 100,625 nonvested shares outstanding under the plan.
     On January 30, 2008, the Company issued 54,923 shares of Regent common stock from treasury shares to two executive officers at an issue price of $1.35 per share as payment of a portion of 2007 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
     During the first quarter of 2009, Regent reissued 1,225,882 shares of treasury stock for the fourth quarter of 2008 employer match to employee contributions under the Company’s 401(k) plan and 126,213 shares of treasury stock to employees enrolled in the Company’s Employee Stock Purchase Plan during the fourth quarter of 2008. During the first nine months of 2009, the Company also reissued 135,131 shares of treasury stock as employer match to employee contributions under the Company’s 401(k) plan through January 14, 2009, the date the Company ceased making matching contributions under the plan. In addition, effective with the distribution of shares for the quarter ended December 31, 2008, there were no further shares available for purchase by employees under the Employee Stock Purchase Plan. Consequently, the Company terminated the plan effective with the fourth quarter distribution of shares. During the first nine months of 2008, Regent reissued 429,457 shares of treasury stock as an employer match to employee contributions under the Company’s 401(k) plan, and to employees enrolled in the Company’s Employee Stock Purchase Plan.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
     Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $1.6 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock during the first nine months of 2009 or 2008 other than treasury shares exchanged for payment of employee withholding taxes related to the vesting of nonvested stock grants.
4. GOODWILL AND OTHER INTANGIBLE ASSETS
     Regent’s intangible assets consist principally of the value of FCC licenses and the excess of the purchase price over the fair value of net assets of acquired radio stations (goodwill). The Company follows current accounting guidance, which requires that a company perform annual impairment testing of goodwill and intangible assets determined to have an indefinite life. The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or at an earlier date if conditions exist that would indicate the possibility of an impairment issue. Based on deteriorating economic conditions, volatility in the equity markets, and operating results for the quarter, the Company performed an analysis for potential impairment of indefinite-lived intangibles and goodwill during the first quarter of 2009. Based primarily upon material changes in future revenue and cash flow projections, the Company determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying value recorded in the financial statements. Accordingly, during the first quarter of 2009 the Company recognized pre-tax impairment charges of $25.6 million for FCC licenses and $6.2 million for goodwill. As permitted by accounting guidance, the Company completed step two of its impairment analysis in the second quarter of 2009 and recorded no adjustments to its initial estimates.
Definite-lived Intangible Assets
     The Company’s definite-lived intangible assets, consisting primarily of non-competition agreements, acquired advertising contracts, employment and sports rights agreements, and advertiser relationships and lists, are amortized in accordance with the provisions of current accounting guidance. Acquired advertising contracts are amortized over a six-month period, starting at the earlier of the purchase date or the commencement of a time brokerage agreement or similar arrangement. Non-compete, employment and sports rights agreements are amortized over the life of the related agreement. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at September 30, 2009 and December 31, 2008 (in thousands):

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$—	$—	$219	$171
Sports rights and employment agreements and advertiser lists and relationships	54	38	779	690

Total	$54	$38	$998	$861

     The aggregate amortization expense related to the Company’s definite-lived intangible assets was approximately $16,000 and $121,000, respectively, for the three- and nine-month periods ended September 30, 2009. For the three- and nine-month periods ended September 30, 2008, amortization expense was approximately $59,000 and $176,000, respectively. The estimated annual amortization expense for the years ending December 31, 2009, 2010, 2011, 2012 and 2013 is approximately $123,000, $1,000, $1,000, $1,000 and $1,000, respectively.
Indefinite-lived Intangible Assets
     The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the change in the carrying amount for the Company’s indefinite-lived intangible assets for the nine-month period ended September 30, 2009 (in thousands):

Indefinite-lived
Intangible Assets
Balance as of December 31, 2008	$135,105
Impairment of FCC licenses	(25,600)

Balance as of September 30, 2009	$109,505

     Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at September 30, 2009 and December 31, 2008.
Goodwill
     The following table presents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2009 (in thousands):

Goodwill
Balance as of December 31, 2008	$18,392
Impairment of Goodwill	(6,200)

Balance as of September 30, 2009	$12,192

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5. EARNINGS PER SHARE
     Accounting guidance calls for the dual presentation of basic and diluted earnings per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under the Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested as of the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At September 30, 2009, none of the Company’s 2,253,373 stock options had exercise prices that were less than the Company’s average stock price for the three or nine months ended September 30, 2009. At September 30, 2008, none of the Company’s 2,616,301 stock options had exercise prices that were less than the Company’s average stock price for the three or nine months ended September 30, 2008. The Company adopted new accounting guidance effective January 1, 2009 related to participating securities. Regent’s nonvested stock contains rights to receive non-forfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. Under the provisions of the guidance, in periods in which the Company records net income, the calculation of earnings per share for common shares will exclude the income attributed to the Company’s nonvested stock from the numerator and will exclude the dilutive impact for those nonvested shares from the denominator. The accounting guidance also requires us to retroactively adjust all prior period earnings per share computations for the two-class method of computing earnings per share. The retroactive application of this guidance had no impact on our earnings per share calculation for the three- and nine-month periods ended September 30, 2008, as the Company recorded a net loss in each of those periods. There were 1,502,675 and 852,325 nonvested shares outstanding at September 30, 2009 and 2008, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)
Numerator:

Loss from continuing operations	$(442)	$(46,265)	$(29,778)	$(44,025)
(Loss)/gain on discontinued operations, net of taxes	—	(27)	—	402

Net loss	$(442)	$(46,292)	$(29,778)	$(43,623)
Less: dividends declared	—	—	—	—

Undistributed earnings	$(442)	$(46,292)	$(29,778)	$(43,623)
Percentage allocated to common shares (1)	100.0%	100.0%	100.0%	100.0%
Undistributed earnings - common shares	$(442)	$(46,292)	$(29,778)	$(43,623)
Add: dividends declared - common shares	—	—	—	—

Numerator for basic and diluted loss per share	$(442)	$(46,292)	$(29,778)	$(43,623)

Denominator:

Weighted-average basic common shares	40,796	38,956	40,517	38,784
Dilutive effect of stock options and warrants	—	—	—	—

Weighted-average diluted common shares	40,796	38,956	40,517	38,784

Net basic and diluted loss per common share:

Net loss from continuing operations	$(0.01)	$(1.19)	$(0.73)	$(1.13)
Discontinued operations	—	(0.00)	—	0.01

Net loss	$(0.01)	$(1.19)	$(0.73)	$(1.12)

(1) Weighted-average common shares outstanding:	40,796	38,956	40,517	38,784
Weighted-average nonvested shares (participating securities)	— (2)	— (2)	— (2)	— (2)

Total	40,796	38,956	40,517	38,784
Percentage allocated to common shares	100.0%	100.0%	100.0%	100.0%

(2)	As the Company was in a net loss position for the indicated period, nonvested shares are not included in the allocation of loss for the numerator in the calculation of earnings per share.

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6. DERIVATIVE INSTRUMENTS
     The Company is exposed to a variety of market risks, including the effects of changes in interest rates. The Company’s risk management strategy includes the use of derivative instruments to convert a portion of its debt from variable to fixed rates in order to reduce the effect of fluctuating interest rates. The Company follows current accounting guidance, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. The Company has not designated its interest rate swap agreements as hedging instruments in 2009 or 2008. The following tables present information on the Company’s derivative financial instruments.
Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
(in thousands):

Derivative Instruments Not
Designated as Hedging		Liability Fair Value at
Instruments	Balance Sheet Location	September 30, 2009
Interest rate swap agreements	Other non-current liabilities	$7,531
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations for
the three and nine months ended September 30, 2009
(in thousands):

Derivative Instruments Not	Location of Net (Loss) or
Designated as Hedging	Gain Recognized on	(Loss) Gain Recognized on
Instruments	Derivatives	Derivatives
		Three months	Nine Months
		ended	ended
		September 30,	September 30,
		2009	2009
Interest rate swap agreements	Realized and unrealized (loss) gain on derivatives, net	$(1,011)	$(904)
7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance that amends the requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced interim and annual disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. The updated accounting guidance is effective for annual reporting periods beginning after

REGENT COMMUNICATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
November 15, 2009. The adoption of the updated accounting guidance is not expected to have a material impact on the Company’s financial condition or results of operations.
     In June 2009, the FASB issued new guidance concerning the transfer of financial assets. This guidance amends criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interests in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of the updated accounting guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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
     Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-Q include changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, and nationally, including, in particular: increased competition for attractive radio properties and advertising dollars; increased competition from emerging technologies; fluctuations in the cost of operating radio properties; our ability to manage our potential growth; our ability to effectively integrate our acquisitions; potential costs relating to stockholder demands; changes in the regulatory climate affecting radio broadcast companies; cancellations, disruptions or postponements of advertising schedules in response to national or world events; our ability to manage our costs in uncertain economic times; and our ability to regain and maintain compliance with the terms of our credit agreement or to refinance or restructure such obligations. Further information on other factors that could affect the financial results of Regent Communications, Inc. is included in Regent’s other filings with the Securities and Exchange Commission (“SEC”). These documents are available free of charge at the SEC’s website at http://www.sec.gov and/or from Regent Communications, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.
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

agreement, and the lenders had not waived the Specified Default or the conditions to make additional loans. At April 30, 2009, the 30-day period expired and our inability to cure the default constituted an Event of Default under the terms of the agreement. Due to the Event of Default, our lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While we are subject to an Event of Default, the rate of interest on amounts outstanding under the credit agreement has been increased by 2.0% per annum and we are prohibited from electing LIBOR-based interest rates on our outstanding loan amounts. Instead, all loans are currently Base Rate Loans, which accrue interest based on the current prime rate plus applicable margin. We are currently in negotiations with our lenders to temporarily waive or amend the terms of our credit agreement to modify certain covenants and conditions in order to regain compliance with the terms of the agreement and/or to restructure our obligations under the agreement. At the request of our lenders, we have engaged the services of an outside consultant to work towards that end and to advise the lenders during negotiations with us. Although there can be no assurance that we will be successful in obtaining a waiver or amendment to our credit agreement, if we are successful, we anticipate we will incur fees to the lenders and other parties for such waiver or amendment, the amount of which we cannot predict with any degree of certainty at this time. Through September 30, 2009, we have incurred approximately $1.1 million in professional fees related to the process of obtaining a waiver or amendment to our credit agreement. We will continue to incur substantial fees through resolution of this process.
•	As a result of the current trend of long-term interest rates, we recorded an unrealized gain of approximately $0.7 million during the third quarter of 2009 related to changes in the fair value measurements of interest rate swap agreements we have in place on the term loan portions of our credit agreement. Also during the quarter, we recorded a realized loss of approximately $1.7 million due to the unfavorable fixed swap rates compared to market rates during the period.

•	We are currently broadcasting 24 FM stations and two AM stations in digital, or high definition radio (HD Radio). The conversion to HD Radio will enable the stations to broadcast digital-quality sound and also provide additional services, such as on-demand traffic, weather and sports scores. Additionally, this new technology will enable each converted radio station to broadcast additional channels of programming for public, private or subscription services. The economic benefit, if any, to our stations that have converted to HD Radio currently cannot be measured. Any future economic benefit to our stations as a result of digital conversion is not known at this time.

•	We have continued to develop our Interactive initiative in 2009, which focuses on generating revenues through our stations’ websites. Our integrated selling effort combines the sale of our Interactive products with sales of our traditional broadcasting spots. Net revenue provided by our Interactive initiatives during the first nine months of 2009 increased by approximately 45% over the comparable 2008 period, and we anticipate that our economic benefits from this revenue source will increase through the remainder of 2009 and beyond. In addition, our 2009 focus is also directed towards developing Interactive revenue from new sources that are not affiliated with our radio stations. While we do not anticipate that this revenue will be material in 2009, we expect that it will increase in future years.

•	We continue to monitor the costs we incur in the operation of our broadcast markets. This oversight allows us to respond quickly to changes in national and local economic

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
     During the first quarter of 2008, we disposed of our four Watertown, New York radio stations. Accordingly, all results of operations for the first nine months of 2008 related to the Watertown, New York market, including an allocated portion of interest expense, have been reclassified to discontinued operations.
Comparison of three months ended September 30, 2009 to three months ended September 30, 2008
     Results from continuing operations for the quarter ended September 30, 2009 compared to September 30, 2008 were impacted by a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States. This reduction was partially offset by the timing of a non-traditional revenue event in our El Paso, Texas market. In 2009, the event was held during the third quarter, while in 2008, the event was held during the second quarter. The overall reduction in net revenue was partially mitigated by decreases in revenue-related station operating expenses and discretionary promotional expense, offset partially by expenses associated with the E1 Paso, Texas non-traditional revenue event in the third quarter of 2009.
Net Broadcast Revenues
     Net broadcast revenues for Regent decreased 13.9% to approximately $21.8 million in the third quarter of 2009 from approximately $25.3 million in the third quarter of 2008. The table below provides a summary of the net broadcast revenue variance for the comparable three-month periods (in thousands):

Net broadcast revenue variance:

	Decrease in net
	broadcast	%
	revenue	Change
Local advertising	$(2,268)	(10.9)%
National advertising	(564)	(22.1)%
Barter revenue	(11)	(1.4)%
Political advertising	(487)	(82.6)%
Other	(187)	(30.0)%

Net broadcast revenue variance	$(3,517)	(13.9)%

     Local advertising — The decrease of approximately $2.3 million, or 10.9%, in local advertising revenue in the third quarter of 2009 compared to same period of 2008 was due primarily to the effects on advertising spending of poor economic conditions throughout the United States. The overall declines in local direct and agency revenues were partially offset by increases in Interactive revenue at the majority of our broadcast markets compared to prior year results. Excluding the impact due to the timing of our El Paso Downtown Street Festival event in our El Paso, Texas market, local advertising would have decreased approximately 12.1%.
     National advertising — National advertising revenue decreased approximately $0.6 million in the third quarter of 2009, or 22.1%, compared to 2008, and was spread across all of our broadcast markets. The general decline in national revenue was due primarily to the poor economic conditions present during 2009.
     Barter revenue — The decrease in barter revenue during the quarter was due primarily to the timing of when advertisers elected to air their commercials.
     Political advertising — Political advertising revenue decreased approximately 82.6% in the third quarter of 2009 compared to the same quarter in 2008. The 2008 year was a very strong political revenue year due to numerous local, state and national elections.
     Other — Other revenue decreased approximately $0.2 million, or 30.0% compared to 2008. The majority of the decline is due to fewer network contracts in several of our markets.
Station Operating Expenses
     Station operating expenses decreased 4.8%, to approximately $14.6 million in the third quarter of 2009 from approximately $15.3 million in the third quarter of 2008. The table below provides a summary of the station operating expense variance for the comparable three-month periods (in thousands):

Station operating expense variance:

	Decrease/
	(increase) in
	station operating	%
	expenses	Change
Technical expense	$61	7.0%
Programming expense	205	4.8%
Promotion expense	88	22.1%
Interactive expense	2	0.8%
Sales expense	347	6.9%
Administrative expense	36	1.0%
Barter expense	(5)	(0.7)%

Station operating expense variance	$734	4.8%

     Technical expense — Technical expenses decreased approximately 7.0% during the third quarter of 2009, due primarily to lower utility costs in our New York markets, offset partially by higher rent expense over the comparable 2008 quarter.
     Programming expense — Programming expense decreased by approximately 4.8% during the third quarter of 2009. The decrease was due to a combination of salary savings and lower outside consultant fees in several of our markets. In addition, we incurred lower broadcast rights fees in our Flint, Michigan market, where we replaced the morning show on one station with our syndicated “Free Beer & Hot Wings” morning show. These savings were partially offset by increased music license fees in all of our broadcast markets.
     Promotion expense — Promotion expense decreased approximately $0.1 million, or 22.1% compared to the 2008 quarter. The decrease is due primarily to salary savings and lower levels of promotional spending for billboards, contest prizes, and promotional products, as we continued to manage our discretionary costs in response to challenging economic conditions.
     Interactive expense — Interactive expense decreased 0.8% during the third quarter of 2009. Savings in salaries and streaming fees were partially offset by higher commission expense associated with our higher revenue levels during the 2009 quarter, and increased music license fees for all our broadcast markets.
     Sales expense — During the third quarter of 2009, sales expense decreased approximately $0.3 million, or 6.9% compared to the 2008 quarter. Excluding the impact of event-related costs for our El Paso, Texas non-traditional revenue event which was held in the second quarter during 2008 and the third quarter during 2009, sales expense decreased approximately 10.9%. The decrease was due primarily to lower salaries, commissions, bonuses and national representation fees associated with lower revenue levels during the 2009 quarter. These savings were partially offset by increased rating service fees across all our broadcast markets.
     Administrative expense — During the third quarter of 2009, administrative expense decreased 1.0% from the comparable 2008 period. The savings were primarily due to: reduced bonus expense as a result of lower operating results compared to targeted bonus-plan levels; lower payroll taxes due to lower overall payroll, commission and bonus expense during the quarter; savings in Company match expense on employee contributions to the 401(k) Profit Sharing Plan, which match was eliminated January 14, 2009; and savings in legal and professional fees, as certain legal matters were resolved subsequent to the third quarter of 2008. These savings were partially offset by higher medical and dental costs during the third quarter of 2009 compared to the same period in 2008 due to variability in the timing and amount of medical claims, and higher levels of bad debt expense during the third quarter of 2009.
     Barter expense — The change in barter expense is due to the timing of the use of bartered goods and services.
Depreciation and Amortization
     Depreciation and amortization expense decreased approximately $0.2 million, or 14.1% during the third quarter of 2009 compared to the same period in 2008. The decrease was due to lower depreciation expense for our Evansville, Indiana, Ft. Collins, Colorado, Flint, Michigan and Utica, New York stations, as many assets acquired in those purchases are now fully depreciated. Our Buffalo, New York market also saw a decline in depreciation expense during the quarter, primarily due to the sale of the broadcasting assets of WECK-AM in 2008. Amortization expense decreased during the third quarter of 2009 compared to the same quarter in 2008, as certain definite-lived intangible assets acquired with our purchase of the Bloomington, Illinois market became fully amortized mid-way through the second quarter of 2009.
Corporate Expense
     Corporate general and administrative expense increased by approximately 59.5% to approximately $2.6 million for the three-month period ended September 30, 2009. Approximately $0.8 million of the increase was due to professional fees incurred in connection with our efforts to obtain a waiver or amendment of our credit agreement. We recorded additional expense related to the Company’s deferred compensation plan, as positive investment results in the plan during the third quarter of 2009 resulted in higher levels of compensation cost to the Company. These expenses were partially offset by reduced bonus expense based upon the Company’s operating results compared to its established goals, and savings in rent expense due to lower negotiated rates for the 2009 year.
Interest Expense
     Interest expense increased to approximately $3.1 million in the third quarter of 2009 from approximately $2.6 million in the comparable 2008 quarter. The increase was due primarily to the default pricing in effect on our credit agreement during the third quarter of 2009, as well as our inability to utilize LIBOR-based interest rates on our outstanding borrowings during our period of non-compliance with the terms and conditions of our credit agreement. The average interest rate for the current quarter was 6.05%, compared to 5.02% for the comparable 2008 quarter.
Realized and unrealized (loss) gain on derivatives, net
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating rates to fixed rates. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the applicable margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized (loss) gain on derivatives in the condensed consolidated statements of operations. During the third quarter of 2009, we recorded an unrealized gain of approximately $0.7 million on the change in the fair value of the swaps, offset by a realized loss of approximately $1.7 million due to unfavorable swap fixed rates compared to market rates during the period. During the third quarter of 2008, we recorded an unrealized loss of approximately $0.7 million on the change in the fair value of the swaps, and a realized loss of approximately $0.8 million due to the unfavorable swap fixed rates compared to market rates during the quarter.
Impairment of Note Receivable and Other
     During the third quarter of 2008, we recorded an other-than-temporary impairment loss of approximately $1.0 million on an investment in notes receivable due to changing market conditions potentially affecting the collectibility of the investment.
Income Taxes
     For the third quarter of 2009, we recorded income tax expense at an effective rate of 13.6%. This rate includes a tax benefit at a (34.0)% federal rate, a state tax expense, net of federal benefit, of 2.8% and miscellaneous adjustments of 5.6%. At December 31, 2008, we recorded a full valuation allowance against our entire deferred tax assets balance as we were unable to conclude that it was more likely than not that the assets would be realized. Consistent with our conclusions at December 31, 2008, the tax benefits recorded were offset by a charge to the valuation allowance against our deferred tax assets of 39.2%. We recorded income tax benefit on continuing operations of approximately $19.1 million in the third quarter of 2008, which represented a (29.2)% effective rate. The rate included a (34.0)% federal tax benefit, a state tax benefit, net of federal benefit, of (3.3)%, miscellaneous adjustments of (0.8)%, and an adjustment to the valuation allowance of 8.9%.
Discontinued Operations
     The disposal of our four Watertown, New York radio stations during the first quarter of 2008 qualified as discontinued operations, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the period ended September 30, 2008 (in thousands):

2008
Net broadcast revenue	$—
Station operating expense	14

Loss before income taxes	(14)
Income tax expense	(13)

Net loss	$(27)

Same Station Results
     Our revenues are produced exclusively by our radio stations and their related internet websites. While dispositions and acquisition can affect the comparability of operating results between quarters, we believe meaningful quarter-to-quarter net broadcast revenue comparisons can be made for results of operations for those stations which we have been operating for five full quarters, exclusive of stations acquired or disposed of during those quarters, if any. Additionally, we exclude barter in this comparison as barter customarily results in volatility between quarters, although differences over the full year are not material. We believe this presentation is important because it presents a more direct view of the effectiveness of our stations’ operations. Nevertheless, this measure should not be considered in isolation or as a substitute for broadcast net revenue, operating income (loss), net income (loss), net cash provided by operating activities or any other measure for determining our operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. The following comparable results between 2009 and 2008 are listed in the table below (in thousands).
     Same station net revenue decreased 14.3% in the third quarter of 2009 compared to the same period of 2008 due to a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States during the quarter. Excluding the effect of the El Paso, Texas non-traditional revenue event that was held during the second quarter of 2008 versus the third quarter of 2009, same station net revenue would have decreased 15.3%.

	2009	2008
Quarter 3	Net	Net	%
(62 stations in 13 markets)	Revenue	Revenue	Change
Net broadcast revenue	$21,811	$25,328
Less:
Barter effect	813	825

Same station net broadcast revenue	$20,998	$24,503	(14.3)%

Comparison of nine months ended September 30, 2009 to nine months ended September 30, 2008
     Results from continuing operations for the nine months ended September 30, 2009 compared to September 30, 2008 were impacted by a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States during the period. The reduction in net revenue was partially mitigated by decreases in revenue-related station operating expenses and discretionary promotional expense.
Net Broadcast Revenues
     Net broadcast revenues for Regent decreased 13.5% to approximately $62.8 million for the first nine months of 2009 from approximately $72.6 million for the comparable 2008 period. The table below provides a summary of the net broadcast revenue variance for the comparable nine-month periods (in thousands):
Net broadcast revenue variance:

	(Decrease)/
	increase in net
	broadcast	%
	revenue	Change
Local advertising	$(7,246)	(12.1)%
National advertising	(2,009)	(26.2)%
Barter revenue	204	8.4%
Political advertising	(605)	(74.0)%
Other	(147)	(8.1)%

Net broadcast revenue variance	$(9,803)	(13.5)%

     Local advertising — The decrease of approximately $7.2 million, or 12.1%, in local advertising revenue in 2009 compared to 2008 was due primarily to the effects on advertising spending of deteriorating economic conditions throughout the United States. The overall declines in local direct and agency revenues were partially offset by increases in Interactive revenue at each of our broadcast markets compared to prior year results.
     National advertising — National advertising revenue decreased approximately $2.0 million during the first nine months of 2009, or 26.2% compared to 2008, and was spread across all of our broadcast markets. The general decline in national revenue was due primarily to the poor economic conditions present during 2009.
     Barter revenue — The increase in barter revenue was due primarily to the timing of when advertisers elected to air their commercials.
     Political advertising — Political advertising revenue decreased approximately 74.0% for the first nine months of 2009 compared to 2008. The 2008 year was a very strong political revenue year due to numerous local, state and national elections.
     Other — Other revenue decreased approximately 8.1% for the first nine months of 2009 compared to 2008. The decrease was attributable to lower syndication revenue due to fewer affiliate agreements for our “Free Beer & Hot Wings” syndicated morning show.
Station Operating Expenses
     Station operating expenses decreased 7.0%, to approximately $43.3 million for the first nine months of 2009 from approximately $46.5 million in the comparable period of 2008. The table below provides a summary of the station operating expense variance for the comparable nine-month periods (in thousands):
Station operating expense variance:

	Decrease/
	(increase) in
	station operating	%
	expenses	Change
Technical expense	$207	8.1%
Programming expense	500	3.9%
Promotion expense	570	34.2%
Interactive expense	(5)	(0.5)%
Sales expense	1,361	9.3%
Administrative expense	777	6.8%
Barter expense	(145)	(6.1)%

Station operating expense variance	$3,265	7.0%

     Technical expense — Technical expenses decreased approximately 8.1% during the first nine months of 2009, due primarily to lower utility costs in our New York markets and fewer equipment and building repairs, and associated consulting costs, during the current period. These savings were partially offset by higher rent expense for certain of our broadcast facilities.

     Programming expense — Programming expense decreased by approximately 3.9% in 2009 compared to the previous year. The decrease was due primarily to a combination of salary savings and lower outside consultant fees in several of our markets. In addition, we incurred lower broadcast rights fees in our Flint, Michigan market, where we replaced the morning show on one station with our syndicated “Free Beer & Hot Wings” morning show. These savings were partially offset by increased music license fees in all of our broadcast markets.
     Promotion expense — Promotion expense decreased approximately $0.6 million, or 34.2% compared to the 2008 period. The decrease is due primarily to lower levels of promotional spending for television time, billboards, contest prizes, and promotional products, as we continued to manage our discretionary costs in response to challenging economic conditions. In addition, several of our markets had savings in salary expense during the current nine-month period.
     Interactive expense — Interactive expense was essentially flat for the first nine months of 2009 compared to the same period in 2008. Savings in salaries and streaming fees were offset by higher commission expense associated with our higher revenue levels during 2009, and increased music license fees for all our broadcast markets.
     Sales expense — During the first nine months of 2009, sales expense decreased approximately $1.4 million, or 9.3% compared to the same 2008 period. The decrease was due primarily to lower salaries, commissions, bonuses and national representation fees associated with lower revenue levels during the 2009 period. These savings were partially offset by increased rating service fees across all our broadcast markets.
     Administrative expense — During the first nine months of 2009, administrative expense decreased approximately $0.8 million, or 6.8%, from the comparable 2008 period. The savings were primarily due to: reduced bonus expense as a result of lower operating results compared to targeted bonus-plan levels; lower payroll taxes due to lower overall payroll, commission and bonus expense during the period; savings in Company match expense on employee contributions to the 401(k) Profit Sharing Plan, which match was eliminated January 14, 2009; franchise tax savings in several of our broadcast markets; savings in utilities and maintenance and repair costs; and savings in legal and professional fees, as certain legal matters were resolved during the 2008 year. These savings were partially offset by higher medical costs during the first nine months of 2009 compared to the same period in 2008 due to variability in the timing and amount of medical claims, higher bad debt expense, and increased credit card fees, as the number of customers paying by credit card increased during the 2009 year.
     Barter expense — The change in barter expense is due to the timing of the use of bartered goods and services.
Depreciation and Amortization
     Depreciation and amortization expense decreased approximately $0.2 million, or 7.1% during the first nine months of 2009 compared to the same period in 2008. The decrease was due primarily to reduced depreciation expense for our Evansville, Indiana, Ft. Collins, Colorado, and Flint and Grand Rapids, Michigan stations, as many assets acquired during those purchases are now fully depreciated. Additionally, depreciation in our Buffalo, New York market decreased due to the sale of the broadcasting assets of WECK-AM in 2008. Amortization expense decreased during the first nine months of 2009 compared to the same period in 2008, as certain definite-

lived intangible assets acquired with our purchase of the Bloomington, Illinois market became fully amortized mid-way through the second quarter of 2009.
Corporate Expense
     Corporate general and administrative expense increased by approximately 20.7% to approximately $6.6 million for the nine-month period ended September 30, 2009. Approximately $1.1 million of the increase was due to professional fees incurred in connection with our efforts to obtain a waiver or amendment of our credit agreement. We recorded additional expense related to the Company’s deferred compensation plan during the current period, as positive investment results in the plan during 2009 resulted in higher levels of compensation cost to the Company. In addition, stock compensation expense increased during the first nine months of 2009, as nonvested stock previously granted to the Company’s former Chairman of the Board was accelerated upon his resignation. Salary expense increased during the period, as we increased staff related to our Interactive initiative. These expenses were partially offset by reduced bonus expense based upon the Company’s operating results compared to its established goals and lower levels of business travel and entertainment.
Impairment of Indefinite-Lived Intangible Assets and Goodwill
     Based on deteriorating global economic conditions, volatility in the equity markets, and operating results for the quarter, we performed an analysis for potential impairment of our indefinite-lived intangibles and goodwill during the first quarter of 2009. Based primarily upon material reductions in future revenue and cash flow projections, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. Due to the timing and complexity of fair value calculations, we were unable to complete the impairment analysis during the first quarter of 2009. However, based upon our preliminary valuations, we determined that an impairment loss was probable and reasonably estimable; accordingly, we recorded a pre-tax impairment charge of $25.6 million for FCC licenses and approximately $6.2 million for goodwill. We completed our impairment analysis during the second quarter of 2009 and made no adjustments to our previously recorded impairment estimates.
Interest Expense
     Interest expense decreased to approximately $7.2 million during the first nine months of 2009, from approximately $8.9 million in the comparable 2008 period. The decrease was due primarily to lower average interest rates during 2009 compared to 2008. The average interest rate for the first nine months of 2009 was 4.61%, compared to 5.59% for the first nine months of 2008. Commencing in May 2009, we began paying a 2.0% default premium on our outstanding borrowings under the credit agreement, and in June 2009, we were precluded from further utilizing LIBOR-based interest rates on our outstanding borrowings; however, despite these factors, average interest rates for the first nine months of 2009 were still lower than those in the previous year due to the steep decline in LIBOR-based interest rates during the period in which we could utilize them. In addition, lower average debt levels during 2009 also contributed to the decrease in interest expense. Through September 2009, our average debt was approximately $188.8 million, compared to approximately $195.2 million for the comparable 2008 period.

Realized and unrealized (loss) gain on derivatives, net
     In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating rates to fixed rates. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the applicable margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized (loss) gain on derivatives in the condensed consolidated statements of operations. During the first nine months of 2009, we recorded an unrealized gain of approximately $3.5 million on the change in the fair value of the swaps, offset by a realized loss of approximately $4.4 million due to unfavorable swap fixed rates compared to market rates during the period. During the first nine months of 2008, we recorded an unrealized loss of approximately $0.5 million on the change in the fair value of the swaps, and a realized loss of approximately $1.6 million due to the unfavorable swap fixed rates compared to market rates during the period.
Impairment of Note Receivable and Other
     During the third quarter of 2008, we recorded an other-than-temporary impairment loss of approximately $1.0 million on an investment in notes receivable due to changing market conditions potentially affecting the collectibility of the investment.
Income Taxes
     During the first nine months of 2009, we recorded income tax expense at an effective rate of 0.5%. This rate includes a tax benefit at a (34.0)% federal rate, a state tax benefit, net of federal benefit, of (4.3)% and miscellaneous adjustments of 0.2%. Consistent with our conclusions at December 31, 2008, the tax benefits recorded were offset by a charge to the valuation allowance against our deferred tax assets of 38.6%, as we are unable to conclude that it is more likely than not that the assets will be realized. We recorded an income tax benefit on continuing operations of approximately $17.5 million in the first nine months of 2008, which represented a (28.5)% effective rate. The rate included a (34.0)% federal tax benefit rate, a state tax rate, net of federal benefit, of (3.0)%, an adjustment to the valuation allowance of 9.4%, and miscellaneous adjustments of (0.9)%.
Discontinued Operations
     The disposal of our four Watertown, New York radio stations during the first quarter of 2008 qualified as discontinued operations, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the period ended September 30, 2008 (in thousands):

2008
Net broadcast revenue	$182
Station operating expense	155
Allocated interest expense	15
Gain on sale and other	(638)

Gain before income taxes	650
Income tax expense	248

Net gain	$402

LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
     Our credit agreement contains certain financial and other covenants, which, among other things, require us to maintain specified financial ratios, and impose certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. Indebtedness under the credit agreement is secured by a lien on substantially all of our assets and of our operating subsidiaries and by a pledge of our operating and license subsidiaries’ stock, and by a guarantee of our obligations by our subsidiaries. Our ability to meet certain of these financial ratios has been affected by economic trends that have caused a general downturn in the advertising sector, including advertising on our radio stations. The likelihood that we would not be able to meet certain financial ratios during the 2009 year and the possibility that our lenders could require that repayment of the outstanding debt under the credit agreement be accelerated created substantial doubt about our ability to continue as a going concern at December 31, 2008. Accordingly, the Report of Independent Registered Public Accounting Firm issued by our auditors for the 2008 year contained an explanatory paragraph regarding this uncertainty. Under the terms of the credit agreement, any audit report containing going concern language constitutes a default under the agreement. As a result of this default, at December 31, 2008, all debt outstanding under the credit agreement was recorded as currently payable in our consolidated financial statements. In addition, a valuation allowance was established on substantially all of our deferred tax assets, as we were unable to conclude that it is more likely than not that the assets will be realized, given the uncertainty in our ability to continue as a going concern. On April 1, 2009, we received notification from our lenders that the explanatory paragraph would constitute an Event of Default if continued unremediated within 30 days. At April 30, 2009, the 30-day period expired and our inability to cure the default constituted an Event of Default under the agreement. We are currently in negotiations with our lenders to waive or amend the terms of our credit agreement to modify certain of the covenants and conditions in order to regain compliance with the terms of the agreement, and/or to restructure our obligations under the agreement, and at the request of our lenders, have engaged the services of an outside consultant to work towards that end and to advise the lenders during negotiations with us. We have and will continue to incur fees through the resolution of this process. If we are successful in obtaining a waiver or amendment to our credit agreement, we anticipate we will incur fees to the lenders and other parties for such waiver or amendment, the amount of which we cannot predict with any degree of certainty at this time. Through September 30, 2009, we have incurred approximately $1.1 million in professional fees related to the process of obtaining a waiver or amendment. There can be no assurances that a waiver or amendment will be obtained.
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

     Our cash and cash equivalents balance at September 30, 2009 was approximately $6.0 million, compared to approximately $1.2 million at September 30, 2008. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is utilized to pay down our revolving credit agreement. However, due to the likelihood that available borrowings under our credit agreement could be imminently suspended, we borrowed $13.5 million of our available revolver balance during the first quarter of 2009, which we believe will enable us to make scheduled repayments of debt and interest through the remainder of 2009. Additionally, since during the Event of Default we cannot re-borrow any voluntary repayments that we would make under the revolving portion of our loan with cash provided by our operations, we have ceased making voluntary repayments, which has contributed to the increase in our cash balances.
     We have three LIBOR-based interest rate swap agreements on our Term B Loan and two LIBOR-based interest rate swap agreements on our Term A Loan, the purpose of which are to effectively convert borrowings under our Term B Loan and Term A Loan from variable-rate to fixed-rate debt. During the first nine months of 2009, we realized a loss of approximately $4.4 million related to the settlement of our swap agreements as a result of lower market interest rates compared to our fixed swap rates. During the first nine months of 2008, we realized a loss of $1.6 million on the settlement of our swap agreements as a result of lower market interest rates compared to our fixed rates. Due to the Event of Default under the terms of our credit agreement, effective June 2009, we were no longer permitted to elect LIBOR-based interest rates for our outstanding balances under the credit agreement. Accordingly, we have begun paying interest utilizing Base Rate Loan interest rates, which are based on the current prime rate plus applicable margin. At September 30, 2009, Base Rate Loan interest rates exceeded LIBOR rates. Consequently, our future interest rates will likely be higher than the fixed rates we secured through our interest rate swap agreements, until such time when we are permitted to elect LIBOR rates for our outstanding balances.
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
Sources of Funds
     In the first nine months of 2009, our sources of cash were derived primarily from cash provided by operating activities and borrowings under our credit agreement.
     At September 30, 2009, we had approximately $6.0 million in cash or cash equivalents on hand and $0.3 million of restricted cash. During the quarter ended September 30, 2009, cash used in operations was approximately $0.1 million. Because of the existing default under our credit agreement we do not have access to our revolver or any other lines of credit, and depend solely upon our available cash and cash provided by our operations to meet working capital requirements, make cash interest payments on our debt, and repay our debt as required under our credit agreement, as discussed below.
     Net cash provided by operating activities decreased during the first nine months of 2009 to approximately $3.1 million, compared to approximately $10.8 million in the 2008 period. The $7.6 million decrease was due primarily to the lower operating results during the 2009 period, higher swap settlement costs in 2009, and the timing of cash outflows and inflows of operating asset and liability accounts.
     Cash flows provided by financing activities during the first nine months of 2009 were approximately $2.5 million, compared to cash flows used in financing activities of approximately $16.9 million in the first nine months of 2008. During the 2009 period, we had net borrowings of approximately $2.6 million under the credit agreement to allow for repayments of debt and interest throughout the remainder of the 2009 year. During the first nine months of 2008, we repaid borrowings under our credit agreement with proceeds from the sale of certain radio stations and cash provided by operations.
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
     At September 30, 2009, we had borrowings under the credit agreement of approximately $187.7 million, comprised of approximately $41.4 million of Term A Loan borrowings, approximately $105.8 million of Term B Loan borrowings, and $40.5 million of revolver borrowings. On April 1, 2009, we received notice from Bank of America, administrative agent for our credit agreement, that due to an Event of Default under the terms of the agreement, caused by an explanatory paragraph regarding the uncertainty in our ability to continue as a going concern in the Report of Independent Registered Public Accounting Firm issued by our auditors in connection with the audit of our December 31, 2008 consolidated financial statements, no further amounts could be borrowed under the revolving portion of the credit agreement until the default is cured or waived.

     Our available borrowings under the Term A and Term B portions of the credit agreement were permanently reduced by approximately $3.6 million on April 30, 2009 due to the required repayment based upon our calculation of excess cash flow generated from our operations, per the terms of the agreement. In addition, we were required to repay approximately $0.9 million under the revolving portion of the credit agreement. The amount repaid under the revolving portion could typically be re-borrowed under the terms of the credit agreement; however, we are currently precluded from borrowing additional amounts until our Event of Default is cured or waived.
     Borrowings under the credit agreement bore interest at an average rate of 6.11% and 5.90% at September 30, 2009 and 2008, respectively. Our weighted-average interest rate for the quarter ended September 30, 2009 and 2008 was 6.05% and 5.02%, respectively.
     Under the terms of our credit agreement, we are subject to a Maximum Consolidated Leverage Ratio, a Minimum Consolidated Interest Coverage Ratio, and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. We were not in compliance with all of the required covenants and conditions of our credit agreement at September 30, 2009.
Uses of Funds
     During the first nine months of 2009, we utilized our sources of cash primarily to repay long-term debt borrowings and fund capital expenditures. Additionally, due to our ongoing default under certain terms and conditions of our credit agreement, our lenders required us to place $0.3 million of cash into a restricted bank account.
     Cash flows used in investing activities was approximately $0.7 million in the first nine months of 2009, compared to approximately $6.0 million provided by investing activities in the same period of 2008. Our sale of four Watertown, New York stations and one station in each of our Albany and Buffalo, New York markets during the first quarter of 2008 provided approximately $7.9 million of net cash proceeds.
     We funded capital expenditures of approximately $0.6 million in the first three quarters of 2009 compared to approximately $2.0 million in the comparable 2008 period. Consolidation capital expenditures for our Evansville building project were approximately $1.0 million during the first nine months of 2008. No consolidation projects were ongoing during the comparable 2009 period. Maintenance capital expenditures, excluding HD technology expenditures, were approximately $0.6 million in 2009 compared to approximately $0.9 million in 2008. There were no material expenditures for conversions of stations to HD Radio during the first nine months of 2009, and approximately $0.1 million during the first nine months of 2008.
     As of March 31, 2007, we began making required quarterly repayments of the amounts borrowed under the Term B Loan, which repayments continue until November 21, 2013, at which date any remaining amounts outstanding under the loan are due and payable. Based upon the reduction in the principal balance of the Term B Loan due to the required repayments under the excess cash flow calculation, the future repayments of principal under the Term B Loan have been reduced to approximately $271,361 per quarter, commencing with the December 31, 2009 quarterly repayment. Borrowings under the Term A Loan must be repaid in 24 quarterly installments, which repayments began March 31, 2008. Quarterly repayments are currently at 2.36% of the original principal amount, which percentage increases to a maximum of 5.91% of the original principal amount, until the final payment date of November 21, 2013. No permanent repayments are required under the revolving facility until the termination of the credit agreement on November 21, 2013.
Off-Balance Sheet Financing Arrangements
     We have no off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance that amends the requirements for determination of the primary beneficiary of a variable interest entity, requires an ongoing assessment of whether an entity is the primary beneficiary and requires enhanced interim and annual disclosures that will provide users of financial statements information regarding an enterprise’s involvement in a variable interest entity. The updated accounting guidance is effective for annual reporting periods beginning after November 15, 2009. The adoption of the updated accounting guidance is not expected to have a material impact on our financial condition or results of operations.
     In June 2009, the FASB issued new guidance concerning the transfer of financial assets. This guidance amends criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interests in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The adoption of the updated accounting guidance is not expected to have a material impact on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are exposed to the impact of interest rate changes as borrowings under our credit agreement bear interest at variable rates. It is our policy to enter into interest rate transactions only to the extent considered necessary to meet our objectives. Under the terms of our credit agreement, we were required to enter into within 180 days of the effective date of the credit agreement and maintain for a two-year period after becoming effective, an interest rate protection agreement, providing interest rate protection for a minimum of one-half of the aggregate outstanding borrowings under the Term B Loan portion of the credit agreement. In December 2006, we entered into five LIBOR-based forward interest rate swap agreements, the purpose of which was to convert a portion of our outstanding debt balances from variable rate interest to fixed rate interest. The swap agreements became effective in December 2006 and expire in December 2011. Under these agreements, payments are made based on fixed rates of between 4.72% and 4.83%, plus applicable margin. Due to the Event of Default under the terms of our credit agreement, we are prohibited from electing LIBOR-based interest rates on our outstanding loan balances. Instead we must utilize Base Rate Loan interest rates, which are based on the current prime rate plus applicable margin. Based on our exposure to variable rate borrowings at September 30, 2009, a one percent (1%) change in the weighted average interest rate would change our annual interest by approximately $1.9 million.
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
     There have been no changes in the Company’s internal controls over financial reporting for the quarter ended September 30, 2009, or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.
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
     Please see our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 regarding the lawsuit filed against us by Alan Brill and various of his related entities in conjunction with Regent’s 2003 purchase of twelve radio stations from Brill Media Company LLC and related entities.
     We are not aware of any probable or levied penalties against the Company relating to the American Jobs Creation Act.
ITEM 1A. RISK FACTORS.
RISKS RELATED TO OUR CAPITAL STRUCTURE
We Are in Default Under Our Credit Agreement.
     The Report of Independent Registered Public Accounting Firm issued by our auditors relating to our financial statements for the period ended December 31, 2008 contains an explanatory paragraph regarding uncertainty in our ability to continue as a going concern. Under the terms of our credit agreement, any audit report containing such going concern language constitutes a default. On April 1, 2009, our lenders notified us that a default had occurred, that no further borrowings could be made under the credit agreement until the default was remedied, and that we had thirty days to cure such default. We have not yet cured such default nor have we sought or obtained any forbearance agreement that would limit our lenders rights and/or remedies with respect to our default. Accordingly, our lenders have imposed a default rate of interest and could at any time accelerate the maturity of our outstanding debt to become immediately payable, and/or exercise other rights and remedies available to the lenders under the terms of the credit agreement including, without limitation, the right to foreclose on the collateral securing our indebtedness. Our indebtedness under the credit agreement is secured by a lien on substantially all of our assets and of our subsidiaries and by a pledge of our operating and license subsidiaries’ stock, and is further supported by guarantees from our subsidiaries.
     Our credit agreement also contains a number of financial covenants, which, among other things, require us to maintain specified financial ratios and impose certain limitations on us with respect to lines of business, mergers, investments and acquisitions, additional indebtedness, distributions, guarantees, liens and encumbrances. At March 31, June 30 and September 30, 2009, we were not in compliance with the Maximum Consolidated Leverage Ratio, as defined in our credit agreement. Additionally, at September 30, 2009, we were not in compliance with the Minimum Interest Coverage Ratio and the Minimum Consolidated Fixed Charge Coverage Ratio, as defined in our credit agreement. Such non-compliance constitutes additional defaults under our credit agreement and further subjects us to the possibility that our lenders could exercise any or all of their rights and remedies. Unless and until such covenant default is cured, we will be unable to remedy the default created by the inclusion of the going concern language in the report of our auditors.
     Because of the default, we are unable to elect LIBOR-based rates of interest on our outstanding loans and thus are unable to take advantage of the current low interest rate environment. We currently make quarterly cash interest payments using a Base Rate plus applicable margin interest rate on our loans.
Without Access to the Revolving Portion of our Credit Agreement, We May Not Have Sufficient Cash to Fund Operations Through 2010.
     So long as we remain in default under our credit agreement, we do not have access to the revolving portion of that agreement, and thus are dependent entirely on cash on hand and cash generated from operations to fund our future operations. Without an amendment to the credit agreement, and/or new equity capital, if any were available on terms reasonably acceptable to us, it is possible that we will have insufficient cash to fund future operations and make required interest and debt repayments through the first half of 2010.

We Are In the Process of Renegotiating Certain Terms of Our Credit Agreement, Which Renegotiations May Not Be Successful. We Expect That Any New Terms Will Be Less Favorable To Us.
     We are currently in discussions with the lenders under our credit agreement to amend certain of the financial ratios and other covenants contained in the agreement in order to regain compliance, and/or to potentially restructure our debt. We cannot guarantee that we will be able to negotiate an amendment to our credit agreement. If we are unable to negotiate such an amendment, our lenders could foreclose on our assets and those of our operating subsidiaries, and on the stock we hold in our license subsidiaries. In addition, if we are able to negotiate an amendment to our credit agreement, such an amendment could contain terms unfavorable to us and could result in the imposition of additional finance fees and higher interest charges. Such terms and charges could have a material adverse effect on our future cash flows, results of operations or financial condition.
We Have Substantial Indebtedness and Debt Service Requirements That We May Not be Able to Meet.
     At September 30, 2009, our outstanding debt was approximately $187.7 million. In the past, we have borrowed to finance acquisitions, repurchase shares of our common stock, or for other corporate purposes. We may incur additional debt in the future to fund our operations, subject to existing restrictions within our credit agreement. Because of our substantial indebtedness, a significant portion of our cash flow from operations is, and will be, required for debt service. Our significant levels of debt could have negative consequences for us. You should note that:
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
In the event our lenders would not require the acceleration of repayment of all amounts owed under the credit agreement, we are required to make scheduled repayments of amounts borrowed. Under the terms of our credit agreement, the amount outstanding under the Term B Loan permanently reduces each quarter by approximately 0.24% of the initial balance, with the final payment due on November 21, 2013. Amounts outstanding under the Term A Loan permanently reduce each quarter in amounts ranging from 1.21% to 5.91% of the initial balance. In addition, we may be required to make mandatory prepayments of debt with any excess cash flow we may generate from operations. However, if such cash flow is not sufficient, we may be required to issue additional debt or equity securities, refinance our obligations, or dispose of one or more of our properties in order to make such scheduled payments. We cannot be sure that we would be able to effect any such transactions on favorable terms, if at all.

We May Be Required to Raise New Equity Capital To Fund Our Working Capital and Continue Operations.
     We are dependent upon our available cash and cash from operations to meet our working capital requirements, to make interest payments on our debt, and to pay down our debt as required under our existing credit agreement. While management is focused on controlling costs, we may need to restructure our debt and/or raise new capital from the sale of equity to fund working capital and continue operations. Any such transaction or series of transactions will have an immediate dilutive effect on our existing common stockholders, and may lead to a change in control of the Company.
Continued Net Losses Have Resulted in a Deficit to Our Stockholders’ Equity Which May Continue to Deteriorate Absent a Restructuring or New Equity Capital.
     At September 30, 2009, our balance sheet reflected a deficit in stockholder’s equity of approximately $29.3 million due to continued net losses and impairment charges to our assets. It is uncertain when revenue and net income will improve to begin to restore our stockholder’s equity, or whether continued net losses and impairments will cause our stockholder’s equity to deteriorate further. We do not anticipate restoring our equity to a positive balance in the near term absent a restructuring and/or the raising of new equity capital, which may be available to us only on substantially unfavorable terms to our existing common stockholders, or not at all.
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
Our Deferred Income Tax Assets May Not Be Realizable.
     Deferred income tax represents the tax effect of the differences between the book and tax bases of assets and liabilities. Deferred tax assets, which include net operating loss carryforwards for entities that have generated or continue to generate taxable losses, are assessed periodically by management to determine if they are realizable. The Company’s deferred tax assets could enable it to satisfy a portion of its future tax liabilities without the use of cash resources. If, based on available information, it is more likely than not that the deferred income tax assets will not be realized, then a valuation allowance must be established with a corresponding charge to net income. As a result of the anticipated failure to meet the required financial covenants in our credit agreement, the potential acceleration of the maturity of our debt creates uncertainty in our ability to conclude that it is more likely than not that the deferred tax assets will be realized. Consequently, at December 31, 2008, we recorded a valuation allowance against substantially all of our deferred tax assets based upon our inability to conclude that it is more likely than not that the deferred tax assets will be realized. The potential need to record additional valuation allowances could have a material effect on our future results of operations by reducing income tax benefits that we could otherwise have recognized in our financial statements. In addition, any change in control of the Company due to a restructuring of our debt and/or the sale of equity to raise capital may result in annual limitations on our ability to use our deferred tax assets to offset tax on future income under Section 382 of the Internal Revenue Code.
We May Incur Future Losses Due to Impairment of Our Intangible Assets.
     Indefinite-lived intangible assets, primarily consisting of FCC licenses and goodwill, represent a significant portion of our non-current assets. Such intangible assets are subject to annual impairment testing under current accounting guidance to determine if their carrying amount exceeds their fair value. If it is determined the fair value is lower than the carrying value of an intangible asset, we are required to reduce the value of the asset to its fair value and record a corresponding impairment charge. During our 2006 annual impairment review of indefinite-lived intangible assets, we recorded an impairment loss of approximately $48.4 million ($4.7 million of which was reclassified to discontinued operations) as a component of operating loss in our Consolidated Statements of Operations and Comprehensive Loss. During our 2007 annual impairment review of indefinite-lived intangible assets, we recorded an impairment loss of approximately $163.6 million as a component of operating loss in our Consolidated Statements of Operations and Comprehensive Loss. During our 2008 review of indefinite-lived intangible assets, we recorded an impairment loss of approximately $67.5 million as a component of operating loss in our Consolidated Statements of Operations and Comprehensive Loss. Many factors may affect our fair value calculations, including, but not limited to, local economic conditions in our radio markets, interest rates, the performance of the S&P 500, cash flow multiples, and capital expenditures. Our future impairment reviews could result in additional write-downs, and we cannot with any degree of certainty predict what effect, if any, such write-downs could have on our future operations.
RISKS RELATED TO OUR OPERATIONS
We Face Many Unpredictable Business Risks That Could Have a Material Adverse Effect on Our Future Operations.
     Our operations are subject to many business risks, including certain risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business. These include:
•	changing economic conditions, both generally and relative to the radio broadcasting industry;

•	shifts in population, listenership, demographics, or audience tastes;

•	the level of competition for advertising revenues with other radio stations, satellite radio, television stations, newspapers, internet-based media, and other communications media;

•	technological changes and innovations;

•	the potential future imposition of fees or charges specific to the broadcasting industry; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies, including the U.S. Department of Justice, the Federal Trade Commission, and the Federal Communications Commission (FCC).
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
Our Acquisition Strategy May Not Be Successful.
     While we are currently focused on reducing our leverage ratio, historically we have looked to acquisitions to enhance our growth. Our growth strategy includes acquiring new stations in mid-sized markets. This strategy is subject to a variety of risks, including the:
•	potential inability to obtain financing for acquisitions;

•	reduction in the number of suitable acquisition targets resulting from continued industry consolidation;

•	state of general broadcast industry valuations;

•	inability to negotiate definitive purchase agreements on satisfactory terms;

•	current adverse credit conditions;

•	inability to sell any under-performing station; and

•	failure or unanticipated delays in completing acquisitions due to difficulties in obtaining required regulatory approvals.
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
RISKS RELATED TO TRADING IN OUR COMMON STOCK
We Are Currently Not in Compliance with Nasdaq Rules for Continued Listing of Our Common Stock.
     Our common stock is currently not in compliance with Nasdaq Stock Market (“Nasdaq”) rules for continued listing on the Nasdaq Global Market and is at risk of being delisted. This may subject us to decreased liquidity of our common stock. On August 11, 2008, we received a letter from Nasdaq notifying us that for the prior 30 consecutive business days, our common stock had not maintained a minimum $1.00 per share bid price as required by Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450(e)(2), we were provided 180 days, or until February 9, 2009, to regain compliance. To regain compliance, the closing bid price of our common stock must remain at or above $1.00 per share for a minimum of 10 consecutive business days. If compliance is not regained, Nasdaq will provide written notification that our common stock will be delisted from The Nasdaq Global Market. At that time, the Company has the right to appeal Nasdaq’s determination to a Nasdaq Listing Qualifications Panel or to step down the listing of our common stock to the Nasdaq Capital Market. We received subsequent notifications from Nasdaq that it suspended enforcement of the bid price and market value of publicly held shares requirements through July 31, 2009. As a result, all companies that were in a bid price or market value of publicly held shares compliance period would remain at that same stage of the process and would not be subject to being delisted for these concerns. As such, our cure period to regain compliance with the bid price rules has been extended to November 25, 2009, unless additional extensions are granted by Nasdaq, which we do not expect to occur. In addition, Marketplace Rule 4450(a)(2) requires that companies must maintain a market value of at least $5 million for their publicly held shares. The Company currently meets such requirement, but has been below that value for more than 30 consecutive business days at times during the past year which may have triggered a notice from Nasdaq if not for Nasdaq’s suspension of such requirement. If the Company would become unable to satisfy this requirement and if notified by Nasdaq of such deficiency, we expect that the Company will have 90 days to regain compliance following receipt of a delisting notice from Nasdaq.
Our Stock Price Has and May Continue to Experience Volatility.
     The market price for our common stock may fluctuate due to various factors. These factors could include, among others:
•	acquisition- or disposition-related announcements;

•	market sentiment regarding the general long-term growth potential for broadcasters;

•	changes to competing radio broadcasters and fluctuations in the price of other radio broadcasters’ common stock;

•	ongoing or new technological innovations or products by competing broadcasters or other competitors;

•	fluctuations in our quarterly and annual operating results;

•	general market conditions;

•	our ability to obtain adequate financing on reasonable terms;

•	being delisted from Nasdaq; and

•	our ability to continue as a going concern.
In addition, the stock markets have, in recent years, experienced significant price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market fluctuations, as well as economic conditions, have adversely affected, and may continue to adversely affect, the market price of our common stock.
RISKS RELATED TO REGULATION
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
     We must also comply with the extensive FCC regulations and policies in the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to complete future transactions and in certain circumstances could require us to divest some radio stations. The FCC’s rules also limit our ability to transfer our radio stations in certain markets as a group to a single buyer. Additionally, these FCC regulations could change over time and we cannot assure you that those changes would not have a material adverse affect on us.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
2(c) Repurchases of stock

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	Total Number of	Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Shares Purchased	per Share	Announced Plan (1)	under the Plan (1)
				(in thousands)
July 1, 2009 — July 31, 2009	0	—	0	$1,593
August 1, 2009 — August 31, 2009	190 (2)	$0.24	0	$1,593
September 1, 2009 — September 30, 2009	0	—	0	$1,593
Total	190	$0.24	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through September 30, 2007, the Board authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during the first nine months of 2009.

(2)	Represents shares of common stock exchanged as payment of employee withholding taxes related to the vesting of shares of nonvested stock granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     On April 1, 2009, the Company received notification from Bank of America, as the administrative agent for the other lenders and parties to Regent’s credit agreement, that the explanatory paragraph regarding the uncertainty in the Company’s ability to continue as a going concern in the Report of Independent Registered Public Accounting Firm issued by Regent’s auditors in connection with the audit of the December 31, 2008 consolidated financial statements, constituted a Specified Default (as defined in the Bank of America notification) under the terms of the credit agreement. As such, if the Specified Default continued unremediated for 30 days, then: (a) the default would become an Event of Default (as defined in the credit agreement) under the credit agreement; (b) unless and until the default was remedied, no further borrowings could be made under the credit agreement; and (c) the lenders have not waived the Specified Default or the conditions to make additional loans. As of April 30, 2009, the 30-day period expired and the Company’s inability to cure the default constituted an Event of Default under the terms of the agreement. Due to the Event of Default, the lenders could require that outstanding borrowings under the credit agreement be accelerated to currently payable. While the Company is subject to an Event of Default, the rate of interest on the $187.7 million currently outstanding under the credit agreement has been increased by 2.0% per annum and we are precluded from utilizing LIBOR-based interest rates. The Company is currently in negotiations with its lenders to waive or amend the terms of the credit agreement to modify certain covenants and conditions in order to regain compliance with the terms of the agreement. However, there can be no assurances that a waiver or amendment will be obtained.
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

REGENT COMMUNICATIONS, INC.
Date: November 10, 2009	By:	/s/ William L. Stakelin
William L. Stakelin, President
and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2009	By:	/s/ Anthony A. Vasconcellos
Anthony A. Vasconcellos, Executive
Vice President and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX
     The following exhibits are filed, or incorporated by reference where indicated, as part of Part II of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(a)*	Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended by a Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series G Preferred Stock of Regent Communications, Inc., filed January 21, 1999 (previously filed as Exhibit 3(a) to the Registrant’s Form 10-K for the year ended December 31, 1998 and incorporated herein by this reference)

3(b)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on November 19, 1999 (previously filed as Exhibit 3(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by this reference)

3(c)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(c) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(d)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series H Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on June 21, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(d) to the Registrant’s Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by this reference)

3(e)*	Certificate of Decrease of Shares Designated as Series G Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(e) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

3(f)*	Certificate of Increase of Shares Designated as Series H Convertible Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on August 23, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(f) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

3(g)*	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional, and Other Special Rights and the Qualifications, Limitations, Restrictions, and Other Distinguishing Characteristics of Series K Preferred Stock of Regent Communications, Inc., filed with the Delaware Secretary of State on December 13, 1999 amending the Amended and Restated Certificate of Incorporation of Regent Communications, Inc., as amended (previously filed as Exhibit 3(g) to Amendment No. 1 to the Registrants Form S-1 Registration Statement No. 333-91703 filed December 29, 1999 and incorporated herein by this reference)

3(h)*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(i)*	Amended and Restated By-Laws of Regent Communications, Inc. adopted October 24, 2007 (previously filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by this reference)

4(a)*	Credit Agreement dated as of November 21, 2006 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4 to the Registrant’s Form 8-K filed November 28, 2006 and incorporated herein by this reference)

4(b)*	Amendment No. 1 to the Credit Agreement, dated as of February 23, 2007 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, with Regent has determined are not material) (previously filed as Exhibit 4(1) to the Registrants Form 8-K filed March 1, 2007 and incorporated here by this reference)

4(c)*	Amendment No. 2 to the Credit Agreement, dated as of November 15, 2007 by and among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therewith (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed November 21, 2007 and incorporated herein by this reference)

4(d)*	Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

4(e)*	First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

31(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32(a)	Chief Executive Officer Section 1350 Certification

E-2

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

32(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

E-3