Form 10-K
period 2009-12-31
TOWNSQUARE MEDIA, INC.
filed 2010-05-14
CIK 913015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-29079
TOWNSQUARE MEDIA, INC.,
F/K/A REGENT COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	31-1492857 (I.R.S. Employer Identification No.)
2000 Fifth Third Center
511 Walnut Street
Cincinnati, Ohio 45202
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (513) 651-1190
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	None

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was $8,519,333 based upon the closing sale price of $0.25 on the Nasdaq Stock Market’s Global Market for that date. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
The number of new common shares of registrant outstanding as of May 14, 2010 was 1,000.
DOCUMENTS INCORPORATED BY REFERENCE

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
Important factors that could cause actual results to differ materially from the expectations reflected in the forward-looking statements made in this Form 10-K include: changes in general economic, business and market conditions, as well as changes in such conditions that may affect the radio broadcast industry or the markets in which we operate, and nationally, including, in particular: increased competition for attractive radio properties and advertising dollars; increased competition from emerging technologies; fluctuations in the cost of operating radio properties; our ability to manage growth; our ability to effectively integrate our acquisitions; potential costs relating to stockholder demands; changes in the regulatory climate affecting radio broadcast companies; cancellations, disruptions or postponements of advertising schedules in response to national or world events; and our ability to maintain compliance with the terms of our credit agreement. Further information on other factors that could affect the financial results of Townsquare Media, Inc. is included in Townsquare Media’s other filings with the Securities and Exchange Commission (SEC). These documents are available free of charge at the SEC’s website at http://www.sec.gov and/or from Townsquare Media, Inc. The forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-K. If we do update one or more forward-looking statements, you should not conclude that we will make additional updates with respect to those or any other forward-looking statements.

TOWNSQUARE MEDIA, INC.
On May 3, 2010, Regent Communications, Inc. filed a Certificate of Amendment to Certificate of Incorporation of the Company with the Delaware Secretary of State to change its name from Regent Communications, Inc. to Townsquare Media, Inc. Townsquare Media, Inc. is a holding company. We own and operate our radio stations and hold our radio broadcast licenses in separate subsidiaries. In this report, when we use the term “Regent,” “Townsquare Media” or “the Company” and the pronouns “we,” “our” and “us,” we mean Townsquare Media, Inc. and all its subsidiaries, unless the context otherwise requires.

PART I
ITEM 1. BUSINESS.
General Development of Business
We are a radio broadcasting company historically focused on acquiring, developing and operating radio stations in mid-sized markets. Based on current economic conditions, our primary focus is on the efficient and profitable operation of our current radio station markets. We presently own 49 FM and 13 AM radio stations in 13 markets in Colorado, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, New York, and Texas. Our assembled clusters of radio stations rank first or second in terms of revenue share in all of our markets that are ranked by BIA Publications, Inc. in their Investing in Radio 2009 Market Report, except in Albany, New York, Grand Rapids, Michigan and Buffalo, New York, where our clusters rank third. Our website is www.townsquaremedia.com.
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
Relative to the largest radio markets in the United States, we believe that the mid-sized markets represent attractive operating environments because they are generally characterized by the following:
•	a greater use of radio advertising compared to the national average;

•	lower overall susceptibility to fluctuations in general economic conditions due to a lower percentage of national versus local advertising revenues;

•	greater growth potential for advertising revenues as national and regional retailers expand into mid-sized markets; and

•	less direct format competition due to a smaller number of owners in any given market.
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

Chapter 11 Reorganization
On March 1, 2010 (the “Petition Date”), the Company and its wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware, Case No. 10-10632 (KG). From the period commencing on the Petition Date and through the Effective Date (as defined below), the Debtors operated their businesses and managed their properties as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Chapter 11 Cases were jointly administered pursuant to an order of the Bankruptcy Court.
On March 22, 2010 the Debtors filed a First Amended Disclosure Statement and a First Amended Joint Plan of Reorganization with the Bankruptcy Court (the “Plan”). On April 12, 2010, the Bankruptcy Court entered an order confirming the Plan as modified by the Court’s order. On April 27, 2010 (the “Effective Date”) the Debtors satisfied all of the conditions of the Plan and emerged from the Chapter 11 Cases.
The following is a summary of the material terms of the Plan. The Plan provided for, among other things, a restructuring of: (i) approximately $192.6 million of senior indebtedness (excluding post-petition interest) outstanding under the Company’s Credit Agreement, dated as of November 21, 2006, among Regent Broadcasting, LLC, the Company, the lenders party thereto, Bank of America, N.A., as the administrative agent for the lenders, and the other agents party thereto (the “Prepetition Credit Agreement”); and (ii) approximately $12.1 million of indebtedness under interest rate swap agreements entered into in 2006 with Bank of America, N.A., Sun Trust Bank, and Bank of Montreal (the “Swap Agreements”). The Plan further provided for a payment in full of cash for general unsecured claims.
On the Effective Date, all outstanding shares of the Company’s common stock (approximately 42,311,471 shares on April 27, 2010) and all other equity interests were extinguished. Stockholders of record on the Effective Date were entitled to receive a pro rata share of transferred cash under the Plan of $5.5 million, or $0.13 per share, paid as soon as practicable after the Effective Date. In addition, on the Effective Date, the Company issued 100% of its new common stock, as reorganized under the Plan, to U.S. holders of first lien debt claims under the Prepetition Credit Agreement and the Swap Agreements, and warrants to purchase new common stock to non-U.S. holders of such claims, each on a basis pro rata to the amount of their claims.
Further, on the Effective Date, the Company and Regent Broadcasting, LLC (“Borrower”) entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as sole lead arranger and book runner, and a syndicate of certain financial institutions. The Credit Agreement provides for a term loan in an aggregate principal amount of $95,000,000 with a maturity date of April 27, 2014. The Credit Agreement provides for a revolving loan in an aggregate principal amount of up to $2,000,000 with a maturity date of April 27, 2012.
The Credit Agreement is guaranteed by the Company, Regent Broadcasting Management, LLC and all of the direct and indirect subsidiaries of Regent Broadcasting, LLC (collectively, the “Guarantors”). The obligations under the Credit Agreement are secured by a first-priority lien (subject to certain permitted liens and exceptions) on substantially all of the tangible and intangible assets of Borrower and the Guarantors. The Credit Agreement contains customary covenants, which, among other things require Borrower and the Guarantors to meet certain financial tests and limit their ability to: incur indebtedness and liens; make investments; make asset sales; pay dividends or make other restricted payments; engage in mergers or other fundamental changes; enter into transactions with affiliates; and other covenants customary for such a credit facility.

On the Effective Date, the Company and Borrower also entered into a Subordinated Notes Agreement (the “Subordinated Notes Agreement”) with General Electric Capital Corporation, as subordinated notes agent, and a syndicate of certain financial institutions. The Subordinated Notes Agreement provides for 12% Senior Subordinated PIK Notes in an initial aggregate principal amount of $25,000,000 with a maturity date of October 27, 2014. The entire unpaid principal balance of such subordinated notes shall bear interest at 12% per annum and interest shall only be paid-in-kind by being added to principal.
The Subordinated Notes Agreement is guaranteed by the Company, Regent Broadcasting Management, LLC and all of the direct and indirect subsidiaries of Borrower. The Subordinated Notes Agreement contains customary covenants, which, among other things limit the ability of Regent Communications, Inc., Regent Broadcasting, LLC and their direct and indirect subsidiaries to incur indebtedness and liens; make investments; make asset sales; pay dividends or make other restricted payments; engage in mergers or other fundamental changes; enter into transactions with affiliates; and contains other customary covenants.
On April 28, 2010, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The Amended and Restated Certificate of Incorporation reduced the number of shares of stock which the Company is authorized to issue from 65,000,000 shares of new common stock, par value $0.01 per share to 1,000 shares of new common stock, par value $0.01 per share. The holders of the new common stock and warrants to purchase new common stock issued to them on the Effective Date exchanged those securities for interests in a new entity, Regent Holdings LLC, and Regent Holdings LLC became the sole owner of the new common stock of the Company.
On May 3, 2010, the Company further amended its Certificate of Incorporation to change its name from Regent Communications, Inc. to Townsquare Media, Inc.
FCC Licenses Post Reorganization
The consent of the FCC is required for the transfer of FCC licenses from the holders of those licenses as debtors-in-possession under the U.S. Bankruptcy Code to the reorganized entity upon emergence from bankruptcy proceedings. Such consent must be sought on a so-called “long form” application, and generally must be obtained prior to the licensee entity emerging from bankruptcy. In order to expedite the process of emergence, the Company filed so called “short form” applications with the FCC to seek consent for the assignment of our FCC licenses to a trust established to hold those licenses. A short form application is not subject to formal petitions to deny by third parties, and can be approved by the FCC on a more expedited basis than can a long form application.
The FCC granted our short form applications in April 2010, and on the Effective Date our FCC licenses, together with certain related assets, were assigned to the trust. At the same time we filed the short form applications, we also filed long form applications requesting FCC consent to the assignment of the FCC licenses to the Company following the Effective Date. The period during which formal petitions to deny may be filed against those applications has passed and we are not aware that any such petitions have been filed. Assuming that those long form applications are granted, we intend then to assign the FCC licenses from the trust to the Company. During the interim period, while the FCC licenses are held by the trust, the Company operates its radio stations pursuant to a time brokerage agreement with the trust. The trust is governed by a trust agreement with the Company, and the Company is the beneficiary of the trust. The trust is also under the continuing oversight of the U.S. Bankruptcy Court.

At the time the FCC licenses are assigned from the trust to the Company, two stations, KARS-FM in the Ft. Collins-Greeley, CO market, and KPEL-FM in the Lafayette, LA market, will be required to be divested to comply with FCC ownership rules. We have filed long form applications with the FCC to assign the licenses for those stations to a divestiture trust, which will hold and dispose of the assets of those stations for the benefit of the Company. The period during which formal petitions to deny may be filed with the FCC against those applications has passed and we are not aware that any such petitions have been filed.
Delisting of our Common Stock
At the close of trading on January 7, 2010, shares of our Common Stock were delisted from trading on The NASDAQ Global Market due to failure to maintain a closing bid price of at least $1.00 per share over 20 continuous trading days prior to such date.
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
Targeted Programming and Promotion. To maintain or improve our position in each market, we combine ongoing market research with an assessment of our competitors’ vulnerabilities in order to identify significant and sustainable target audiences. We then tailor the programming, marketing and promotion of each radio station to maximize its appeal to the targeted audience. We attempt to build strong markets by:
• creating distinct content and highly visible profiles for our on-air personalities;
• utilizing market research to formulate recognizable brand names for select stations; and
• supporting localism through active participation in community events and charities.
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
We have developed a process for integrating newly acquired properties into our overall culture and operating philosophy, which involves the following key elements:
•	assess format quality and effectiveness so that we can refine or change station formats in order to increase audience and revenue share;

•	upgrade transmission, audio processing and studio facilities;

•	expand and strengthen sales staff through active recruiting and in-depth training;

•	convert acquired stations to our communications network and centralized networked accounting system; and

•	establish revenue and expense budgets consistent with the programming and sales strategy and corresponding cost adjustments.
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
We did not acquire or divest any of our radio stations during 2009 due to the recession and the overall decline in advertising revenues for radio stations generally and due to our default under our credit facility as of March 31, 2009, which substantially restricted our ability to make any acquisitions.
Station Portfolio
We currently own and operate 49 FM and 13 AM radio stations in 13 mid-sized markets. The following table sets forth information about the stations that we owned or operated at December 31, 2009.
As you review the information in the table below, you should note the following:
•	The abbreviation “MSA” in the table means the market’s rank among the largest metropolitan statistical areas in the United States.

•	The abbreviation “REV” in the table means the ranking of the market by BIAfn’s estimate of 2009 market gross radio advertising revenues in the United States.

•	In the Primary Demographic Target column, the letter “A” designates adults, the letter “W” designates women and the letter “M” designates men. The numbers following each letter designate the range of ages included within the demographic group.

•	Station Cluster Rank by Market Revenue Share in the table is the ranking, by radio cluster market revenue, of each of our radio clusters in its market among all other radio clusters in that market.

•	We obtained all metropolitan statistical area rank information, market revenue information and station cluster market rank information for all of our markets from Investing in Radio 2009 Market Report, published by BIA Publications, Inc.

•	We obtained all audience share information from the Fall 2009 Radio Market Report published by The Arbitron Company, the radio broadcast industry’s principal ratings service. We derived station cluster audience share based on persons ages 12 and over, listening Monday through Sunday, 6:00 a.m. to 12:00 midnight.

•	N/A indicates the market has no MSA rank and is not rated by Arbitron.

Station
					Cluster	Station
					Rank by	Cluster
			Station	Primary	Market	12+
Radio Market/	MSA	REV	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Rank	Format	Target	Share	Share

Albany, NY	63	58			3	16.0
WQBJ-FM			Adult Oriented Rock	M 18-49
WQBK-FM			Adult Oriented Rock	M 18-49
WBZZ-FM			Adult Contemporary	W 25-54
WGNA-FM			Country	A 25-54
WTMM-FM			Sports/Talk	M 25+

Bloomington, IL	241	185			1	27.8
WJBC-AM			News/Talk	A 35-54
WBNQ-FM			Hot Adult Contemporary	W 25-54
WBWN-FM			Country	A 25-54
WJBC-FM			News/Talk	A 35-54
WJEZ-FM			Adult Contemporary	W 25-54

Buffalo, NY	52	41			3	24.7
WYRK-FM			Country	A 25-54
WJYE-FM			Adult Contemporary	W 25-54
WBUF-FM			JACK Adult Hits	A 18-34
WBLK-FM			Urban AC	A 25-54

El Paso, TX	76	74			2	12.6
KSII-FM			Hot Adult Contemporary	W 18-49
KLAQ-FM			Rock	M 18-49
KROD-AM			News/Talk	A 35+

Evansville, IN	163	129			2	34.0
WKDQ-FM			Country	A 25-54
WJLT-FM			Oldies	A 35+
WDKS-FM			CHR	A 18-34
WGBF-FM			Active Rock	M 18-49
WGBF-AM			News/Talk	A 35+

Flint, MI	127	126			1	20.4
WCRZ-FM			Adult Contemporary	W 25-54
WWBN-FM			Active Rock	M 18-34
WFNT-AM			Adult Standards	A 35+
WRCL-FM			Rhythmic CHR	A 18-34
WQUS-FM			Classic Rock	A 25-54
WLCO-AM			Classic Country	A 35+

Ft. Collins-Greeley, CO.	120	158			1	15.6
KUAD-FM			Country	A 25-54
KTRR-FM			Adult Contemporary	W 25-54
KMAX-FM			Classic Hits	A 25-54
KKPL-FM			Hot AC	W 18-49
KARS-FM			Classic Rock	A 25-54

Station
					Cluster	Station
					Rank by	Cluster
			Station	Primary	Market	12+
Radio Market/	MSA	REV	Programming	Demographic	Revenue	Audience
Station Call Letters	Rank	Rank	Format	Target	Share	Share

Grand Rapids, MI	67	66			3	17.0
WLHT-FM			Adult Contemporary	W 25-54
WGRD-FM			New Rock	M 18-49
WTRV-FM			Soft Adult Contemporary	W 35+
WNWZ-AM			Spanish	A 25-54
WFGR-FM			Classic Hits	A 35+

Lafayette, LA	105	95			1	28.4
KPEL-FM			News/Talk	A 35+
KTDY-FM			Adult Contemporary	W 25-54
KHXT-FM			Rhythmic CHR	A 18-34
KFTE-FM			Alternative	M 18-34
KMDL-FM			Country	A 25-54
KPEL-AM			Sports	M 35+
KROF-AM			Oldies	A 35+

Owensboro, KY	N/A	N/A			N/A	N/A
WOMI-AM			News/Talk	A 35+
WBKR-FM			Country	A 25-54

Peoria, IL	152	122			2	23.2
WVEL-AM			Gospel	A 35+
WGLO-FM			Classic Rock	M 25-54
WIXO-FM			Active Rock	A 18-34
WZPW-FM			Rhythmic CHR	A 18-34
WFYR-FM			Country	A 25-54

St. Cloud, MN	216	172			2	30.1
KMXK-FM			Hot Adult Contemporary	W 18-49
WWJO-FM			Country	A 25-54
WJON-AM			News/Talk	A 35+
KLZZ-FM			Classic Rock	M 25-54
KZRV-FM			Active Rock	M 18-34
KXSS-AM			Sports	M 35+

Utica-Rome, NY	164	209			1	37.4
WODZ-FM			Oldies	A 35+
WLZW-FM			Adult Contemporary	W 25-54
WFRG-FM			Country	A 25-54
WIBX-AM			News/Talk	A 35+

Advertising Sales
The majority of our revenue is generated from the sale of local, regional and national advertising for broadcast on our radio stations. In 2009, approximately 88% of our net broadcast revenue was generated from the sale of locally driven advertising. Additional broadcast revenue is generated from the sale of national advertising, network compensation payments and other miscellaneous transactions, including our Interactive initiative, which focuses on generating advertising revenues via the internet. The major categories of our advertisers include automotive, retail, telecommunications and entertainment.
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
Employees
At April 27, 2010, we employed approximately 829 persons. None of our employees are covered by collective bargaining agreements. We consider our relations with our employees generally to be good.
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
The following table sets forth the market, call letters, FCC license classification, antenna height above average terrain (HAAT), power and frequency of each of the stations that are owned or operated by us, and the date on which each station’s FCC license expires. Pursuant to FCC rules and regulations, many AM radio stations are licensed to operate at a reduced power during the nighttime broadcasting hours, which can result in reducing the radio station’s coverage during the nighttime hours of operation. Both daytime and nighttime power ratings are shown, where applicable. For FM stations, the maximum effective radiated power in the main lobe is given.

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License

Albany, NY	WQBJ-FM	B	150	50.0	103.5 MHz	06/01/14
	WQBK-FM	A	92	6.0	103.9 MHz	06/01/14
	WBZZ-FM	B1	187	7.1	105.7 MHz	06/01/14
	WGNA-FM	B	300	12.5	107.7 MHz	06/01/14
	WTMM-FM	A	107	5.0	104.5 MHz	06/01/14

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License

Bloomington, IL	WJBC-AM	C	N/A	1.0	1230 kHz	12/01/12
	WBNQ-FM	B	142	50.0	101.5 MHz	12/01/12
	WBWN-FM	B1	100	25.0	104.1 MHz	12/01/12
	WJBC-FM	B1	144	12.0	93.7 MHz	12/01/12
	WJEZ-FM	A	149	1.3	98.9 MHz	12/01/12

Buffalo, NY	WYRK-FM	B	142	50.0	106.5 MHz	06/01/14
	WJYE-FM	B	154	47.0	96.1 MHz	06/01/14
	WBUF-FM	B	195	76.0	92.9 MHz	06/01/14
	WBLK-FM	B	154	47.0	93.7 MHz	06/01/14

El Paso, TX	KSII-FM	C	433	100.0	93.1 MHz	08/01/13
	KLAQ-FM	C	424	100.0	95.5 MHz	08/01/13
	KROD-AM	B	N/A	5.0	600 kHz	08/01/13

Evansville, IN	WKDQ-FM	C	300	100.0	99.5 MHz	08/01/12
	WDKS-FM	A	100	6.0	106.1 MHz	08/01/12
	WJLT-FM	B	150	50.0	105.3 MHz	08/01/12
	WGBF-FM	A	138	3.2	103.1 MHz	08/01/12
	WGBF-AM	B	N/A	5.0 daytime 1.0 night	1280 kHz	08/01/12

Flint, MI	WCRZ-FM	B	101	50.0	107.9 MHz	10/01/12
	WWBN-FM	A	149	1.8	101.5 MHz	10/01/12
	WFNT-AM	B	N/A	5.0 daytime 1.0 night	1470 kHz	10/01/12
	WRCL-FM	A	133	3.5	93.7 MHz	10/01/12
	WQUS-FM	A	91	3.0	103.1 MHz	10/01/12
	WLCO-AM	B	N/A	5.0 daytime	1530 kHz	10/01/12

Ft. Collins-Greeley, CO	KUAD-FM	C1	255	100.0	99.1 MHz	04/01/13
	KTRR-FM	C2	234	17.0	102.5 MHz	04/01/13
	KMAX-FM	C3	168	8.7	94.3 MHz	04/01/13
	KKPL-FM	C2	150	50.0	99.9 MHz	10/01/13
	KARS-FM1	C	372	100.0	102.9 MHz	10/01/13

[1]	Upon consummation of the assignment of the licenses from the trust which currently holds them to the Company, the license and assets for this station will be divested to a divestiture trust for eventual sale.

						Expiration
						Date of
	Station Call	FCC	HAAT in	Power in		FCC
Market	Letters	Class	Meters	Kilowatts	Frequency	License

Grand Rapids, MI	WLHT-FM	B	168	40.0	95.7 MHz	10/01/12
	WGRD -FM	B	180	13.0	97.9 MHz	10/01/12
	WTRV-FM	A	92	3.5	100.5 MHz	10/01/12
	WNWZ -AM	D	N/A	1.0 daytime .048 night	1410 kHz	10/01/12
	WFGR-FM	A	150	2.75	98.7 MHz	10/01/12

Lafayette, LA	KMDL-FM	C2	171	38.0	97.3 MHz	06/01/12
	KHXT-FM	C1	263	100.0	107.9 MHz	06/01/12
	KFTE-FM	C2	163	42.0	96.5 MHz	06/01/12
	KTDY-FM	C	300	100.0	99.9 MHz	06/01/12
	KPEL-FM2	C3	89	25.0	105.1 MHz	06/01/12
	KPEL-AM	B	N/A	1.0 daytime	1420 kHz	06/01/12
				0.75 night
	KROF-AM	D	N/A	1.0 daytime	960 kHz	06/01/12
				.095 night

Owensboro, KY	WOMI-AM	C	N/A	0.83	1490 kHz	08/01/12
	WBKR-FM	C	320	91.0	92.5 MHz	08/01/12

Peoria, IL	WGLO-FM	B1	189	7.0	95.5 MHz	12/01/12
	WZPW-FM	B1	114	19.0	92.3 MHz	12/01/12
	WVEL-AM	D	N/A	5.0 daytime	1140 kHz	12/01/12
	WFYR-FM	B1	103	23.5	97.3 MHz	12/01/12
	WIXO-FM	B	169	32.0	105.7 MHz	12/01/12

St. Cloud, MN	KMXK-FM	C2	150	50.0	94.9 MHz	04/01/13
	WJON-AM	C	N/A	1.0	1240 kHz	04/01/13
	WWJO-FM	C	305	100.0	98.1 MHz	04/01/13
	KZRV-FM	C2	138	50.0	96.7 MHz	04/01/13
	KLZZ-FM	C3	126	9.0	103.7 MHz	04/01/13
	KXSS-AM	B	N/A	2.5 daytime	1390 kHz	04/01/13
				1.0 night

Utica-Rome, NY	WODZ-FM	B1	184	7.4	96.1 MHz	06/01/14
	WLZW-FM	B	201	25.0	98.7 MHz	06/01/14
	WFRG-FM	B	151	100.0	104.3 MHz	06/01/14
	WIBX-AM	B	N/A	5.0	950 kHz	06/01/14

[2]	Upon consummation of the assignment of the licenses from the trust which currently holds them to the Company, the license and assets for this station will be divested to a divestiture trust for eventual sale.

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

In 2003, the FCC changed the methodology by which it defines a particular radio market and counts stations to determine compliance with the radio multiple ownership restrictions. Those new rules generally result in parties being able to own fewer radio stations in Arbitron-rated markets than was the case under the previous rules. The FCC’s new rules also provide that parties who own groups of radio stations that comply with the previous multiple ownership rules, but do not comply with the new rules, will be allowed to retain those groups on a “grandfathered” basis, but will not be allowed to transfer or assign those groups intact unless such transfer or assignment is to certain eligible “small businesses,” or to a buyer which commits to transfer the excess stations in the group to a small business, either directly or through a trust, within one year after the acquisition. As a result of these rules, the Company ultimately will be required to divest an FM station in each of the Ft. Collins-Greeley, CO and Lafayette, LA markets. In June 2004, the United States Court of Appeals for the Third Circuit remanded to the FCC for further justification or modification the FCC’s decision to retain the numerical limits on local radio ownership set forth above. In July 2006, the FCC released a Further Notice of Proposed Rulemaking (the “FNPRM”) seeking public comment on, among other things, how the FCC should address the Court’s concerns regarding those numerical limits. Pending action on such remand, the FCC has continued to apply the numerical limits set forth above.
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
Stations also must pay regulatory and application fees and follow various FCC rules that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, employment practices, technical operations, including limits on human exposure to radio frequency radiation, and obscene and indecent broadcasts. In June 2006, the FCC sent two letters to us regarding allegations of indecent material having been broadcast on two separate occasions on station KLAQ-FM in El Paso, Texas. We have responded to both letters, but are unable to predict what, if any, action the FCC may take with respect to these matters. In addition, a former employee of the Company has sent numerous e-mail messages to the FCC alleging that KLAQ-FM has aired indecent programming, and to the FCC and the Department of Justice alleging that KLAQ-FM has aired cigarette advertisements in violation of federal law. Although the Company is not aware that any investigation or enforcement action has been undertaken by the FCC or Department of Justice with respect to these matters, we are unable to predict what, if any actions, these agencies may take.
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
Proposed and Recent Changes. Congress and the FCC may in the future consider and adopt new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio stations, and affect our ability to acquire additional radio stations or finance such acquisitions. Such matters could include:
•	proposals to impose regulatory, spectrum use or other fees on FCC licensees;

•	proposals regarding streaming fees for radio;

•	changes to foreign ownership rules for broadcast licenses;

•	revisions to political broadcasting rules, including requirements that broadcasters provide free air time to candidates;

•	technical and frequency allocation matters;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	further changes in the FCC’s attribution and multiple ownership policies;

•	changes to broadcast technical requirements; and

•	proposals to limit the tax deductibility of advertising expenses by advertisers.
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
Access to Information
Until April 30, 2010, our internet site (www.regentcomm.com) made available free of charge to interested parties our Annual Report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to those reports, as well as all other reports and schedules we file electronically with the Securities and Exchange Commission (the “Commission”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Commission. Interested parties may also find reports, proxy and information statements and other information on issuers that file electronically with the Commission at the Commission’s internet site (http://www.sec.gov).

ITEM 1A. RISK FACTORS.
We Were in Default Under Our Prepetition Credit Agreement Which Led to Our Reorganization Under Chapter 11 and the Cancellation of Our Common Stock. Our Common Stock No Longer Trades.
The Report of Independent Registered Public Accounting Firm issued by our auditors relating to our financial statements for the period ended December 31, 2008 contained an explanatory paragraph regarding uncertainty in our ability to continue as a going concern. Under the terms of our Prepetition Credit Agreement, any audit report containing such going concern language constituted a default. On April 1, 2009, our lenders notified us that a default had occurred, that no further borrowings could be made under the credit agreement until the default was remedied, and that we had thirty days to cure such default. We did not cure such default nor have we sought or obtained any forbearance agreement that would limit our lenders rights and/or remedies with respect to our default. Accordingly, our lenders imposed a default rate of interest and could at any time have accelerated the maturity of our outstanding debt to become immediately payable, and/or exercise other rights and remedies available to the lenders under the terms of the credit agreement including, without limitation, the right to foreclose on the collateral securing our indebtedness. Our indebtedness under the Prepetition Credit Agreement was secured by a lien on substantially all of our assets and of our subsidiaries and by a pledge of our operating and license subsidiaries’ stock, and was further supported by guarantees from our subsidiaries.
On March 1, 2010, we along with our subsidiaries, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, along with a proposed Plan of Reorganization that would extinguish all of our common stock and provide for a distribution to our stockholders of $0.13 per share. On April 12, 2010, the Bankruptcy Court hearing our case issued an order confirming our Plan, as amended, and on April 27, 2010 our Plan went effective and all of our common stock and other equity interests were cancelled. Stockholders of record on April 26, 2010 are entitled to receive $0.13 per share, and distribution of that amount is expected to occur in early to mid May 2010 through our transfer agent. All trading in our common stock ceased as of the close of business on April 26, 2010 and our symbol “RGCIQ.PK” was retired.
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
We May Lose Key Personnel.
Our business depends upon the continued efforts, abilities and expertise of our employees. These adverse effects could include the impairment of our ability to execute our operating and acquisition strategies and a decline in our standing in the radio broadcast industry.
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
We currently own studio facilities in Burton (Flint), Michigan; Lafayette, Louisiana; Peoria, Illinois; St. Cloud, Minnesota; Marcy (Utica-Rome), New York; Colonie (Albany), New York; Owensboro, Kentucky; Windsor (Ft. Collins-Greeley), Colorado; Evansville, Indiana; and Bloomington and Pontiac (Bloomington), Illinois. We own transmitter and antenna sites in Burton, Otisville, Millington and Lapeer (Flint), Michigan; Rice, Stearns County and Graham Township (St. Cloud), Minnesota; Whitesboro, Deerfield and Kirkland (Utica-Rome), New York; El Paso, Texas; Tazewell and Peoria Counties (Peoria), Illinois; Lafayette and Abbeville (Lafayette), Louisiana; Bethlehem and Palatine (Albany), New York; Grand Rapids and Comstock Park (Grand Rapids), Michigan; Utica and Henderson (Owensboro), Kentucky; Windsor (Ft. Collins-Greeley), Colorado; and Evansville, Indiana. We lease our remaining studio and office facilities, including corporate office space in Cincinnati, Ohio and Covington, Kentucky, and our remaining transmitter and antenna sites. We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own substantially all of our other equipment, consisting principally of transmitting antennae, towers, transmitters, studio equipment and general office equipment. Our buildings and equipment are suitable for our operations and generally in good condition, although opportunities to upgrade facilities are periodically reviewed.

Substantially all of our personal property and equipment served as collateral for our obligations under our Prepetition Credit Agreement, and serves as collateral under our new Credit Agreement entered into on April 27, 2010.
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
ITEM 4. (Removed and Reserved).

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Stock Prices
Shares of our common stock were quoted on The Nasdaq Stock Market under the symbol RGCI until January 8, 2010. The following table sets forth, for each of the calendar quarters indicated, the reported high and low sales prices of our common stock as reported currently in the Nasdaq Global Market.

	High	Low
2009
First quarter	$0.22	$0.08
Second quarter	$0.30	$0.10
Third quarter	$0.54	$0.16
Fourth quarter	$0.82	$0.18

2008
First quarter	$1.60	$0.85
Second quarter	$1.34	$0.82
Third quarter	$1.08	$0.46
Fourth quarter	$0.89	$0.07
As of April 1, 2010, there were approximately 333 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of securities brokers, dealers and registered clearing agencies.
We have never declared nor paid cash dividends on our common stock, and we have no plans in the foreseeable future to do so. Additionally, our ability to pay dividends is subject to the terms and conditions of our credit agreements.

Share Repurchases
During the three months ended December 31, 2009, we repurchased the following shares:

					Approximate
				Total Number of	Dollar Value of
	Total Number			Shares Purchased	Shares that May
	of Shares		Average Price Paid	as Part of Publicly	Yet be Purchased
Period	Purchased		per Share	Announced Plan(1)	Under the Plan (1)
					(in thousands)

October 1, 2009 – October 31, 2009	2,080	(2)	$0.65	0	$1,593
November 1, 2009 – November 30, 2009	0		—	0	$1,593
December 1, 2009 – December 31, 2009	0		—	0	$1,593
Total	2,080		$0.65	0	$1,593

(1)	On June 1, 2000, Regent’s Board of Directors approved a stock buyback program which authorized the Company to repurchase shares of its common stock at certain market price levels. Through December 31, 2009, the Board has authorized the Company to repurchase approximately $56.7 million of Regent common stock, of which amount the Company has utilized approximately $55.1 million, leaving available repurchases of approximately $1.6 million, subject to the terms and conditions of the Company’s credit agreement. There were no repurchases of common stock under the program during 2009.

(2)	Represents shares of common stock surrendered for the payment of employee withholding taxes related to the vesting of shares granted under The Regent Communications, Inc. 2005 Incentive Compensation Plan.

ITEM 6. SELECTED FINANCIAL DATA.
The selected financial data below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	SELECTED CONSOLIDATED FINANCIAL DATA (In thousands, except per share data) YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
OPERATING RESULTS (1) (3):
Net broadcast revenues	$84,141	$96,340	$97,912	$82,706	$76,439
Operating loss	(30,686)	(43,333)	(141,681)	(31,465)	(8,020)
Loss from continuing operations before income taxes	(43,770)	(65,013)	(163,431)	(36,956)	(11,380)
Loss from continuing operations	(43,982)	(119,402)	(102,870)	(22,522)	(7,558)
Net income (loss) from discontinued operations	—	411	296	(4,074)	919
Net loss	$(43,982)	$(118,991)	$(102,574)	$(26,596)	$(6,639)

NET LOSS PER COMMON SHARE:
Basic:
Loss from continuing operations	$(1.08)	$(3.07)	$(2.69)	$(0.57)	$(0.17)

Income (loss) from discontinued operations	—	0.01	0.01	(0.10)	0.02

Net loss	$(1.08)	$(3.06)	$(2.68)	$(0.67)	$(0.15)

Weighted average number of common shares used in basic calculation	40,588	38,872	38,308	39,807	43,214

Diluted:
Loss from continuing operations	$(1.08)	$(3.07)	$(2.69)	$(0.57)	$(0.17)
Income (loss) from discontinued operations	—	0.01	0.01	(0.10)	0.02

Net loss	$(1.08)	$(3.06)	$(2.68)	$(0.67)	$(0.15)

Weighted average number of common shares used in fully diluted calculation: (2)	40,588	38,872	38,308	39,807	43,214

	DECEMBER 31,
	2009	2008	2007	2006	2005
BALANCE SHEET DATA (1) (3):
Current assets	$25,756	$16,880	$25,813	$22,721	$16,053
Total assets	165,887	205,284	339,250	451,645	374,481
Current liabilities	206,769	191,866	12,175	9,311	12,441
Long-term debt and capital leases, less current portion	128	126	202,866	213,923	78,349
Total stockholders’ (deficit) equity	(43,318)	(126)	117,614	219,160	262,056

(1)	Acquisitions and dispositions affect comparability among years (see Note 3 in Notes to Consolidated Financial Statements, as well as our prior Annual Reports on Form 10-K).

(2)	Shares for fully diluted are the same as basic in years 2009, 2008, 2007, 2006 and 2005, as the effect of outstanding common stock options and warrants was antidilutive in those years. In 2009, we implemented accounting guidance related to participating securities. There was no impact to our computation of earnings per share for any period shown in the table above, as we recorded a net loss in each period presented.

(3)	Impairment of indefinite-lived intangible assets recorded in 2009, 2008, 2007, 2006 and 2005 will affect comparability among years (see Note 8 in Notes to Consolidated Financial Statements, as well as our prior Annual Reports on Form 10-K).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the financial statements, related notes and other financial information appearing elsewhere in this report. In addition, see “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors.”
OVERVIEW
Executive Overview
•	Over the past year, Regent, like many radio, television and newspaper companies, has experienced declining profitability as a result of the cyclical economic downturn and secular changes in the industry. Like its competitors, Regent derives substantially all of its revenue from advertising. The financial crisis, with its particular impact on consumer driven segments, has had a significant negative impact on advertising. Significant sources of Regent’s advertising revenues relate to several beleaguered consumer driven sectors, such as auto, financial services and entertainment. In addition, advertising has decreased due to other factors such as the shift in advertising expenditures to online media.
•	We performed our annual impairment analysis on our indefinite-lived intangible assets and goodwill during the fourth quarter of 2009. Based primarily on decreases in the long term market revenue growth rates, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. Consequently, we recorded a pre-tax impairment charge of $11.8 million for FCC licenses and approximately $1.0 million for goodwill.
•	As a result of lower long-term interest rates at the end of 2009, we recorded an unrealized loss of approximately $3.2 million related to the interest rate swap agreements we had in place on the term loan portions of our credit agreement. In addition, we recorded a realized loss of approximately $6.1 million in 2009 related to lower short-term interest rates compared to our fixed interest rates. At December 31, 2009 the value of the swaps was approximately $7.8 million.
•	In the second half of 2009, we and our advisors, Bank of America, N.A., in its capacity as Administrative Agent, BMO Capital Markets, General Electric Capital Corporation, various affiliates of Oaktree Capital Management, L.P., SunTrust Robinson Humphrey and Wells Fargo Foothill, among others, engaged in ongoing negotiations and analyses concerning a restructuring of our business. In late February 2010, we and holders of at least 76.3% of the principal amount of the loans outstanding under the credit agreement and counter parties to our interest rate swap agreements agreed on detailed terms regarding the parameters of a global financial restructuring in the form of a Chapter 11 plan of reorganization, which would result in the elimination of approximately $86.7 million in indebtedness in 2010.

•	On March 1, 2010, the Company and its wholly owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. From the period commencing from March 1, 2010 and through the Effective Date (as defined below), we operated our businesses and managed our properties as debtors-in-possession, subject to the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code. On March 22, 2010 we filed a First Amended Disclosure Statement and a First Amended Joint Plan of Reorganization with the bankruptcy court. On April 12, 2010, the Bankruptcy Court entered an order confirming the Plan as modified by the Court’s order. On April 27, 2010 (the “Effective Date”) we satisfied all of the conditions of the Plan and emerged from the Chapter 11 Cases. On the Effective Date, the Company issued 100% of its new common stock, as reorganized under the Plan, to U.S. holders of first lien debt claims under the old credit agreement and the swap agreements, and warrants to purchase new common stock to non-U.S. holders of such claims, each on a basis pro rata to the amount of their claims.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We continually evaluate our accounting estimates, the most significant of which include establishing allowances for doubtful accounts, evaluating the realizability of our deferred tax assets, determining the recoverability of our long-lived assets, evaluating our goodwill and indefinite-lived intangible assets for impairment, and determining the fair value of our derivative financial instruments. The basis for our estimates are historical experience and various assumptions that are believed to be reasonable under the circumstances, given the available information at the time of the estimate, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions and conditions.
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
Allowance for Doubtful Accounts — We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We routinely review customer account activity in order to assess the adequacy of the allowances provided for potential losses. Based on historical information, we believe that our allowance is adequate. However, changes in general economic, business and market conditions could affect the ability of our customers to make their required payments; therefore, the allowance for doubtful accounts is reviewed monthly and changes to the allowance are updated as new information is received. A 1% change to our allowance as a percent of our outstanding accounts receivable balance at December 31, 2009 would cause a change in net income of approximately $0.1 million, net of tax.

Goodwill and Indefinite-Lived Intangible Assets — Our FCC licenses qualify as indefinite-lived intangible assets, and represent a significant portion of the assets on our balance sheet. We utilize the greenfield methodology for valuation of our FCC licenses, which allocates a start-up value to each station and employs a discounted cash flow methodology and accepted appraisal techniques. To test goodwill, we utilize a market multiple approach at the reporting unit level. Local economic conditions in each of our markets could impact whether an FCC license or goodwill is impaired, as a decrease or increase in market revenue could negatively or positively impact discounted cash flows. Other factors such as interest rates, the performance of the S&P 500, cash flow multiples, as well as capital expenditures, can affect the discounted cash flow analysis. In the event that there are no representative asset purchases or sale transactions to substantiate the fair value analysis utilized in the application of Accounting Standards Codification (ASC) Topic 350, we may defer to the fair value implied by Regent’s market capitalization to establish the fair value. To the extent that the carrying value exceeds the fair value of the assets, an impairment loss will be recorded in operating income or loss. A 1% to 5% decrease in expected cumulative cash flows with no further changes in assumptions would have resulted in approximately $1.1 million to $5.6 million of additional pre-tax impairment expense in the fourth quarter of 2009. A 1% increase in our weighted average cost of capital with no further changes in assumptions would have resulted in approximately $7.4 million of additional pre-tax impairment expense in the fourth quarter of 2009.
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
Deferred Tax Assets — At December 31, 2009, we had current and non-current net deferred tax assets of approximately $96.5 million before valuation allowance, the primary components of which are our intangible assets and net operating loss carryforwards. As a result of our failure to meet the required financial covenants in our credit agreement, the potential acceleration of the maturity of our debt created uncertainty in our ability to continue as a going concern. Consequently, during the fourth quarter of 2008, we recorded a valuation allowance against substantially all of our net deferred tax assets due to our inability to conclude that it was more likely than not that the deferred tax assets would be realized. The valuation allowance remained in place at December 31, 2009 as a result of our continued inability to meet the financial covenants. If it were determined that we would be able to utilize a portion of the net operating loss carryforwards that are currently reduced by a valuation allowance, an adjustment to the valuation allowance would be recorded as a reduction to income tax expense.

Derivative Financial Instruments — At December 31, 2009 we were a party to five interest rate swap agreements, which effectively converted approximately $147.2 million of our borrowings from a variable interest rate to a fixed rate of interest. Hedge accounting was not applied to these interest rate swap agreements. Consequently, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded as a component of operating loss in the Consolidated Statements of Operations. Fair value for derivative interest rate swap agreements is obtained from counterparties to the agreements and corroborated through estimates using internal discounted cash flow calculations based upon forward interest-rate yield curves, and considering the risk of non-performance by the parties to the contract. At December 31, 2009 and 2008, the Company had liabilities of approximately $7.8 million and $11.0 million, respectively, related to the swap agreements.
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
Year ended December 31, 2009 as compared to year ended December 31, 2008
Results of continuing operations for the year ended December 31, 2009 compared to December 31, 2008 were impacted by several factors. Of primary significance was a continued deterioration of spending by advertisers due to recessionary economic conditions throughout the United States during the entire 2009 year. Additionally, comparisons to 2009 were negatively impacted as a result of strong political revenues in 2008 in certain of our markets.
Net Broadcast Revenues
The radio industry overall experienced an 18% decrease in revenues in 2009 compared to 2008, according to the Radio Advertising Bureau (“RAB”). The RAB further indicated that in 2009, local revenues decreased 20% and national revenues decreased 19%. In 2009, our net broadcast revenue was derived from approximately 88% local revenue and 12% national revenue.

Net broadcast revenues for Regent decreased 12.7%, to approximately $84.1 million in 2009 from approximately $96.3 million in 2008. The table below provides a summary of the net broadcast revenue variance for the comparable twelve-month periods (in thousands):
Net broadcast revenue variance:

	(Decrease)
	increase in net
	broadcast	%
	revenue	Change
Local revenue	$(8,662)	(10.9)%
National revenue	(2,038)	(20.6)%
Political revenue	(1,557)	(81.6)%
Barter revenue	127	3.6%
Other	(68)	(4.9)%

Net broadcast revenue variance	$(12,198)	(12.7)%

Local revenue — The decrease of 10.9% in local revenue in 2009 compared to 2008 was due primarily to the effects on advertising spending of depressed economic conditions throughout the United States during the entire year. The economic conditions affected all of the local economies in which we operated, as none of our markets experienced increases in local direct and agency advertising revenues. The overall declines in local direct and agency revenues were partially offset by increases in Interactive revenue and non-traditional event revenue. Interactive revenue increased by approximately $0.8 million or 42.4% in 2009, as we continued to develop our Interactive initiative during the year. Non-traditional revenues in 2009 increased 4.5% compared to 2008 due to strong attendance at our Taste of Country event in our Buffalo, New York market. Our St. Cloud, Minnesota market experienced higher non-traditional revenue in 2009 due to the addition of a new non-traditional revenue event during the year.
National revenue — National revenue decreased approximately $2.0 million in 2009, or 20.6%, compared to 2008. The decline in national revenue was seen across all of our broadcast markets, and was due primarily to the difficult economic conditions present during 2009.
Political revenue — Political revenue of approximately $350,000 in 2009 decreased approximately $1.6 million compared to 2008. Our Lafayette, Louisiana and Utica, New York markets accounted for over half of the political revenue in 2009 as a result of local and state issue advertising. The largest decreases were seen in our Ft. Collins-Greeley, Colorado, Buffalo, New York, and St. Cloud, Minnesota markets. In 2008 Ft. Collins-Greeley saw an influx of political advertising revenue for state ballot propositions and initiatives, as well as for federal senate and congressional races, while Buffalo benefited from local and state governmental races and ballot initiatives. In 2008 St. Cloud saw increased political advertising due to a strongly-contested U.S. Senate race, in addition to local government races and ballot initiatives.

Station Operating Expenses
Station operating expenses decreased 6.7%, to approximately $57.3 million in 2009 from approximately $61.4 million in 2008. The table below provides a summary of the station operating expense variance for the comparable twelve-month periods (in thousands):
Station operating expense variance:

	Decrease
	(increase) in
	station operating	%
	expense	Change
Technical expense	$217	6.4%
Programming expense	694	4.0%
Promotion expense	687	32.4%
Interactive expense	(62)	(4.9)%
Sales expense	1,710	8.9%
Administrative expense	952	6.4%
Barter expense	(112)	(3.2%)

Station operating expense variance	$4,086	6.7%

Technical expense — Technical expenses decreased approximately 6.4% in 2009, due primarily to lower utility expenses in our New York markets. These savings may be temporary due to energy rate volatility. Additionally, we had fewer equipment repair costs and associated outside consulting fees. These savings were partially offset by approximately $30,000 of contractual increased tower rent expenses related to our St. Cloud, Minnesota market.
Programming expense — Programming expense decreased by approximately 4.0% during 2009. The decrease was due to a combination of salary savings, primarily in our Evansville, Indiana, Grand Rapids, Michigan and Flint, Michigan markets, and savings in broadcast program rights, outside consulting and talent fees. The salary savings were due primarily to staff reductions. These savings were partially offset by increased music license fees in the majority of our broadcast markets.
Promotion expense — Promotion expense decreased 32.4% in 2009 compared to the 2008 year, primarily due to lower levels of promotional spending for television advertising, billboards, contests, and promotional products, as we continued to manage our discretionary costs in response to challenging economic conditions.
Interactive expense — Interactive expense increased 4.9% during 2009, as our Interactive initiative continued its growth trend. The largest increases in 2009 were in commissions and music license fees due to increased revenues. These increases were partially offset by salary savings in various markets as we directed resources out of the field into the corporate office.
Sales expense — During 2009, sales expense decreased 8.9% compared to 2008. The decrease was due primarily to lower salaries, commissions, bonuses and national representation fees associated with lower revenue levels in 2009. These savings were partially offset by increased rating service fees.
Administrative expense — During 2008, administrative expense decreased 6.4%. The decrease was due primarily to lower bonuses, payroll taxes and 401(K) contributions, as we discontinued the Company march in early 2009. Additionally, savings in legal fees and franchise taxes were offset by increased medical insurance expense.

Depreciation and Amortization
Depreciation and amortization expense of approximately $3.8 million in 2009 decreased by 8.5% from approximately $4.2 million for the 2008 year. The decrease is due primarily to a combination of decreased depreciation expense during 2009, as many assets acquired are now fully depreciated, and lower capital expenditures in 2009.
Corporate General and Administrative Expenses
Corporate general and administrative expense of approximately $9.1 million in 2009 increased approximately 32.1% or approximately $2.2 million from approximately $6.9 million in 2008. The increase was caused primarily by $1.9 million of professional fees related primarily to the restructuring of the Company and $0.5 million of non-cash deferred compensation expense related to the mark-to-market of phantom stock units in our Deferred Compensation Plan.
Impairment of Indefinite-Lived Intangible Assets and Goodwill
Based on deteriorating global economic conditions, volatility in the equity markets, and operating results, we performed an analysis for potential impairment of our indefinite-lived intangibles and goodwill during the first quarter of 2009. Based primarily upon material reductions in future revenue and cash flow projections, we determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in our financial statements. Accordingly, we recorded a pre-tax impairment charges of $25.6 million for FCC licenses and approximately $6.2 million for goodwill during the first quarter of 2009.
We performed our annual impairment testing of our indefinite-lived intangible assets and goodwill during the fourth quarter of 2009. Based primarily upon lower long term market revenue projections, we determined that the fair value of goodwill and FCC licenses for certain of our broadcast markets was less than the carrying values recorded in our financial statements. Consequently, we recorded estimated pre-tax impairment charges of approximately $11.8 million against FCC licenses and $1.0 million against goodwill during the fourth quarter of 2009.
Gain on Sale of Radio Stations
During the first quarter of 2008, we disposed of WTMM-AM in Albany, New York and WECK-AM in Buffalo, New York. The sale of the stations did not qualify for discontinued operations treatment under current accounting guidance. We recorded a gain of approximately $0.5 million on the sale of these stations.
Interest Expense
Interest expense decreased to approximately $10.3 million in 2009 from approximately $11.8 million in 2008. The $1.5 million decrease was due primarily to a decrease in average interest rates during 2009 compared to 2008. Substantially all of the $1.5 million decrease was due to lower average interest rates during the first nine months of 2009 compared to 2008. The average interest rate for the first nine months of 2009 was 4.61%, compared to 5.59% for the first nine months of 2008. Commencing in May 2009, we began paying a 2.0% default premium on our outstanding borrowings under the credit agreement, and in June 2009, we were precluded from further utilizing LIBOR-based interest rates on our outstanding borrowings; however, despite these factors, average interest rates for the first nine months of 2009 were still lower than those in the previous year due to the steep decline in LIBOR-based interest rates during the period in which we could utilize them. To a lesser degree, lower average debt levels contributed to the decline in interest expense. Our average debt level in 2009 was approximately $188.3 million, compared to approximately $193.3 million in 2008.

Realized and Unrealized (Loss) Gain on Derivatives
In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized (loss) gain on derivatives in the Consolidated Statements of Operations. We recorded approximately $3.2 million of unrealized gain related to the change in the fair value of the swaps during the 2009 year, compared to approximately $6.5 million of unrealized loss for the 2008 year. Additionally, we recorded approximately $6.1 million of realized loss during 2009 related to the unfavorable swap fixed rates compared to market rates during the period. For the 2008 year, we recorded approximately $2.2 million of realized loss due to the unfavorable swap fixed rates compared to market rates during the period.
Impairment of Notes Receivable
During the third quarter of 2008, we recorded an other-than-temporary impairment loss of approximately $1.0 million on an investment in notes receivable and associated interest receivable due to changing market conditions potentially affecting the collectibility of the investment.
Income Taxes
During 2009, we recorded income tax expense at an effective rate of 0.5%. This rate includes a tax benefit at a (34.0)% federal rate, a state tax benefit, net of federal benefit, of (4.0)% and miscellaneous adjustments of 2.9%. Consistent with our conclusions at December 31, 2008, the tax benefits recorded were offset by a charge to the valuation allowance against our deferred tax assets of 35.6%, as we are unable to conclude that it is more likely than not that the assets will be realized.
We recorded income tax expense of approximately $54.4 million in 2008, which represented a negative 83.7% effective rate. The rate includes a tax benefit at a 34.0% federal rate and a state tax benefit of approximately 4.4%, offset by an increase in the valuation allowance of 120.0% and 2.1% of other permanent item adjustments.
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

We have cumulative gross federal and state tax loss carryforwards of approximately $205.7 million at December 31, 2009, which expire in the years 2010 through 2029. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited, pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.
Discontinued Operations
We applied current accounting guidance to the sale of our Watertown, New York market in 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2009 and December 31, 2008 (in thousands):

	2009	2008

Net broadcast revenue	—	$182
Station operating expense	—	156
Depreciation and amortization expense	—	—
Allocated interest expense	—	15
Gain on sale of radio stations	—	(638)

Gain before income taxes	—	649
Income tax expense	—	(238)

Net income	—	$411

Year ended December 31, 2008 as compared to year ended December 31, 2007
Results of continuing operations for the year ended December 31, 2008 compared to December 31, 2007 were impacted by several factors. Of primary significance was a general deterioration in spending by advertisers due to recessionary economic conditions throughout the United States, especially during the fourth quarter of 2008, but for certain advertiser categories, throughout the entire 2008 year. The impact of these poor economic conditions was offset partially by strong political revenues in 2008 compared to 2007 in certain of our markets.
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
Corporate General and Administrative Expenses
Corporate general and administrative expense of approximately $6.9 million in 2008 decreased approximately 5.8% or $0.4 million from approximately $7.3 million in 2007. The reduction was caused primarily by: decreased non-cash expense related to the Company’s deferred compensation match, caused by a decline in the value of the plan’s assets; savings in business travel expenses; savings in connectivity charges; and reduced bonus expense based upon the Company’s operating results compared to its established goals. These savings were offset partially by increased salaries and non-cash stock compensation expense related to the issuance of nonvested shares of our common stock.
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
Gain on Sale of Radio Stations
During the first quarter of 2008, we disposed of WTMM-AM in Albany, New York and WECK-AM in Buffalo, New York. The sale of the stations did not qualify for discontinued operations treatment under current accounting guidance. We recorded a gain of approximately $0.5 million on the sale of these stations.

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
Realized and Unrealized (Loss) Gain on Derivatives
In order to mitigate the impact of potential interest rate fluctuations, during the fourth quarter of 2006, we swapped the interest rates on both the Term A Loan and Term B Loan portions of our credit agreement, from floating to fixed. The Term A Loan pricing is fixed at approximately 4.83% for five years and the Term B Loan pricing is fixed at approximately 4.72% for five years, in both cases plus the Applicable Margin. Since hedge accounting was not applied to these interest rate swap agreements, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized (loss) gain on derivatives in the Consolidated Statements of Operations. We recorded approximately $6.5 million of unrealized loss related to the change in the fair value of the swaps during the 2008 year, compared to approximately $6.2 million of unrealized loss for the 2007 year. Additionally, we recorded approximately $2.2 million of realized loss during 2008 related to the unfavorable swap fixed rates compared to market rates during the period. For the 2007 year, we recorded approximately $1.0 million of realized gain due to the favorable swap fixed rates compared to market rates during the period.
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
Discontinued Operations
We applied the provisions of current accounting guidance to the sale of our Watertown, New York market in 2008, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The table below summarizes the effect of the reclassification on the years ended December 31, 2008 and December 31, 2007 (in thousands):

	2008	2007

Net broadcast revenue	$182	$2,410
Station operating expense	156	1,739
Depreciation and amortization expense	—	91
Allocated interest expense	15	145
Gain on sale of radio stations	(638)	(49)

Gain before income taxes	649	484
Income tax expense	(238)	(188)

Net income	$411	$296

LIQUIDITY AND CAPITAL RESOURCES
Executive Overview
Our cash and cash equivalents balance at December 31, 2009 was approximately $9.9 million compared to approximately $1.1 million at December 31, 2008. Cash balances between years fluctuate due to the timing of when monies are received and expenditures are made. We typically maintain a target cash balance of approximately one million dollars, as our excess cash generated by operating activities after investing activities is typically utilized to reduce outstanding debt. However, due to the likelihood that available borrowings under our credit agreement could be suspended, we borrowed $13.5 million of our available revolver balance, to enable us to make scheduled repayments of debt and interest through the remainder of 2009.

At December 31, 2009, all outstanding balances from our old credit agreement of $187.7 million were classified as current liabilities on our balance sheet as a result of our continuing events of default. Also at December 31, 2009, we had three LIBOR-based interest rate swap agreements on our Term B Loan, which effectively converted approximately $105.8 million of our current outstanding loan balance from variable-rate to fixed-rate debt and two LIBOR-based interest rate swap agreements on our Term A Loan, which effectively converted $41.4 million from variable-rate to fixed-rate debt. During 2009, we realized a loss of approximately $6.1 million related to these agreements as a result of lower market interest rates compared to our fixed rates.
The swap agreements were terminated in letters received from our banks in January 2010 which calculated termination amounts totaling approximately $12.1 million as of January 12, 2010. The Termination Amounts from each party included accrued interest payable at the applicable rate in their respective Master Agreements. The swap agreements were settled at the same percent as the first lien debt holders in the reorganization plan.
Upon our emergence from Chapter 11 Bankruptcy on April 27, 2010, we entered into a new Credit Agreement with General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as sole lead arranger and book runner, and a syndicate of certain financial institutions. Also on the Effective Date, we entered into a Subordinated Notes Agreement with General Electric Capital Corporation, as subordinated notes agent, and a syndicate of certain financial institutions. Currently there are no interest swap agreements in place related to the new credit facility.
Our tax position may be impacted as a result of our emergence from Chapter 11 Bankruptcy. Under IRC Section 382, if a corporation or a consolidated group of corporations with net operating losses (“NOLs”) undergoes an “ownership change,” the loss corporation’s use of its pre-change NOLs (and certain other tax attributes) generally will be subject to an annual limitation in the post-change period. In general, an “ownership change” occurs if the percentage of the value of the loss corporation’s stock owned by one or more direct or indirect “five percent shareholders” increases by more than fifty percentage points over the lowest percentage of value owned by the five percent shareholders at any time during the applicable testing period . The testing period generally is the shorter of (i) the three-year period preceding the testing date or (ii) the period of time since the most recent ownership change of the corporation. We are currently evaluating the impact of the ownership change and its impacts upon our cash and liquidity.
2009 Sources and Uses of Funds
Sources of Funds
In 2009, our sources of cash, derived primarily from a combination of cash provided by operating activities and borrowings under our credit agreement, were used to fund various investing and financing transactions totaling approximately $12.0 million.
Net cash provided by operating activities decreased 54.4% in 2009 to approximately $7.0 million, compared to $15.4 million in 2008. The $8.4 million decrease was due to a combination of lower station operating income and increased realized cash losses on our interest rate swap agreements.
Cash flows provided by financing activities were approximately $2.5 million in 2009 compared to cash flows used in financing activities of approximately $21.3 million in 2008. The change in financing activities primarily reflects the pay down of debt in 2008 with proceeds from the sale of radio stations and cash from operations.

At December 31, 2009, we had borrowings under our credit facility of approximately $187.7 million, comprised of approximately $105.8 million under our Term B Loan, a $41.4 million Term A Loan, and $40.5 million of revolver borrowings. As we were in credit default at December 31, 2009 we were unable to borrow on the revolving credit facility. Borrowings under the credit agreement bore interest at an average rate of 6.11% and 3.44% at December 31, 2009 and December 31, 2008, respectively. Our weighted-average interest rate for the year ended December 31, 2009 and December 31, 2008 was 5.00% and 5.62%, respectively.
Upon our emergence from Chapter 11 Bankruptcy, we entered into a new Credit Agreement with General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as sole lead arranger and book runner, and a syndicate of certain financial institutions. The Credit Agreement provides for a term loan in an aggregate principal amount of $95,000,000 with a maturity date of April 27, 2014. The Credit Agreement provides for a revolving loan in an aggregate principal amount of up to $2,000,000 with a maturity date of April 27, 2012.
The terms of the term loan under the credit agreement sets the interest rate to one-month Eurodollar Rate plus 4.0% and, upon an event of default, increased to one-month Eurodollar Rate plus 6.0%, provided that in each case there is a Eurodollar Rate floor of 1.25%.
The new Credit Agreement is guaranteed by the Company, Regent Broadcasting Management, LLC and all of the direct and indirect subsidiaries of Regent Broadcasting, LLC. The obligations under the Credit Agreement are secured by a first-priority lien (subject to certain permitted liens and exceptions) on substantially all of the tangible and intangible assets of Borrower and the Guarantors. The Credit Agreement contains customary covenants, which, among other things require Borrower and the Guarantors to meet certain financial tests and limit their ability to: incur indebtedness and liens; make investments; make asset sales; pay dividends or make other restricted payments; engage in mergers or other fundamental changes; enter into transactions with affiliates; and other covenants customary for such a credit facility.
Additionally, we entered into a new Subordinated Notes Agreement (the “Subordinated Notes Agreement”) with General Electric Capital Corporation, as subordinated notes agent, and a syndicate of certain financial institutions. The Subordinated Notes Agreement provides for 12% Senior Subordinated PIK Notes in an initial aggregate principal amount of $25,000,000 with a maturity date of October 27, 2014. The entire unpaid principal balance of such subordinated notes shall bear interest at 12% per annum and interest shall only be paid-in-kind by being added to principal.
The new Subordinated Notes Agreement is guaranteed by the Company, Regent Broadcasting Management, LLC and all of the direct and indirect subsidiaries of the Company. The Subordinated Notes Agreement contains customary covenants, which, among other things limit the ability of Regent Communications, Inc., Regent Broadcasting, LLC and their direct and indirect subsidiaries to incur indebtedness and liens; make investments; make asset sales; pay dividends or make other restricted payments; engage in mergers or other fundamental changes; enter into transactions with affiliates; and contains other customary covenants.
Under the terms of the term loan in the new credit agreement, we are subject to a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. The Maximum Consolidated Leverage Ratio is 6.40:1.00 at December 31, 2010. The ratio will decrease to 5.90:1.00 at March 31, 2011 and will be 4.80:1.00 at December 31, 2011. Over the remaining period, the Maximum Consolidated Leverage Ratio will decrease to 4.50:1.00. The Minimum Consolidated fixed charge Coverage Ratio is 1.75:1.00 at December 31, 2010 and increases to 1.85:1.00 at March 31, 2011, at which point such leverage remains throughout the remaining life of the credit agreement.

Uses of Funds
In 2009, we utilized our sources of cash primarily to repay borrowings under our credit agreement and fund capital expenditures.
Net cash used in investing activities was approximately $700,000 in 2009, compared to approximately $5.6 million provided by investing activities in 2008. The cash used by investing activities in 2009 was primarily capital expenditures. During the first quarter of 2008, the sale of our four Watertown stations and one station in each of our Albany and Buffalo, New York markets provided approximately $7.9 million of net cash proceeds.
We funded capital expenditures of approximately $0.7 million in 2009 compared to $2.4 million in 2008. The decrease was due primarily to approximately $1.2 million of expenditures in 2008 related to our Evansville, Indiana consolidation project, where we built an operating facility with sufficient space to accommodate all of our Evansville radio stations, which were originally purchased from two separate sellers. We expect 2010 capital expenditures to be approximately $2.0 million in total for maintenance capital expenditures.
We are required to repay the New Term Loan in an amount equal to $237,500 on each March 31, June 30, September 30 and December 31 of each year beginning June 30, 2010. We are required to repay the Term Loans in full on the Term Loan Maturity Date. Amounts of Term Loans repaid may not be reborrowed. Also, we are required to repay Revolving Loans, if any, in an amount equal to $125,000 on each March 31, June 30, September 30 and December 31 of each year. We are required to repay the Revolving Loans in full on the Scheduled Revolving Credit Termination Date of April 27, 2012. Amounts of Revolving Loans repaid may be reborrowed. We currently project that the revolver will not be utilized in the foreseeable future.
In addition to regularly scheduled debt repayments, we may also be subject to prepayments of borrowings under our credit agreement for excess cash flow generated by the Company. Excess cash flow, as defined in the credit agreement, is substantially calculated as follows:
Consolidated EBITDA minus: any cash principal payment on the loans during such period other than any mandatory prepayment required; any scheduled or other mandatory cash principal payment on any Capitalized Lease Obligation or other Indebtedness; any Capital Expenditure; Consolidated Cash Interest Expense; any cash losses from extraordinary items; any cash payment made during such period to satisfy obligations for United States federal income taxes or other taxes measured by net income; any increase in Working Capital plus: any provision for United States federal income taxes or other taxes measured by net income; any decrease in Working Capital.
We are required to pay to the Administrative Agent, within 5 Business Days after (i) the last date the Financial Statements for the second Fiscal Quarter can be delivered as required by the credit facility for any Fiscal Year, 50% of the Excess Cash Flow for the first and second Fiscal Quarters of such Fiscal Year, and (ii) the last date Financial Statements can be delivered as required by the Credit Facility for any Fiscal Year, an amount equal to 50% of the Excess Cash Flow for such Fiscal Year; provided that for the Fiscal Year ended December 31, 2010, such amount shall be equal to 50% of the Excess Cash Flow for the third and fourth Fiscal Quarters of such Fiscal Year.

We are required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the credit agreement. The unused commitment for the new revolving facility is 0.5%.
Cash Requirements
The Term loan commitment will begin scheduled payment reductions on June 30, 2010. Repayments under the credit agreement are as follows:

			Total
	Term Loan	Revolver	Paydowns

2010	$712,500	$0	$712,500
We believe that the cash generated from operations and available cash on hand will be sufficient to meet our requirements for corporate expenses, capital expenditures and scheduled debt repayments under the new credit agreement over the next 12 months.
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
Off-Balance Sheet Financing Arrangements
We do not have off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
We have no other off-balance sheet financing arrangements with related or unrelated parties and no unconsolidated subsidiaries.
Effect of Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Account Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” under the new FASB codification (“Codification”) which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. We adopted this standard during the third quarter of 2009. We have included the references to the Codification, as appropriate, in these consolidated financial statements. Adoption of this statement did not have an impact on our consolidated results of operations, cash flows or financial condition.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. SFAS 160 was incorporated into ASC 810, “Consolidation” (“ASC 810”) and requires companies to present minority interest separately within the equity section of the balance sheet. We adopted this statement as of January 1, 2009 and it had no impact on our consolidated results of operations, cash flows or financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161was incorporated into ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted this statement on January 1, 2009 and the adoption had no impact on our results of operations, cash flows or financial condition. (See Note 13 — Fair Value of Financial Instruments.)
In May 2009, the FAB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855, “Subsequent Events” (“ASC 855”). This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. This statement became effective for our financial statements as of June 30, 2009.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Lives of Intangible Assets” (“FSP 142-3”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. Under the new codification this interpretation was incorporated into two different ASCs, ASC 275, “Risks and Uncertainties’ (“ASC 275”) and ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted the staff position on January 1, 2009, and it did not have a material impact on our consolidated results of operations, cash flows or financial condition.
In June 2009, the FASB issued SFAS No 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amended the consolidation guidance for variable-interest entities in ASC 810, “Consolidations.” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009. We will adopt the provisions of SFAS 167 on January 1, 2010 and are currently the impact this statement will have on our consolidated results of operations, cash flows and financial position.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which was incorporated into ASC 805, “Business Combinations” (“ASC 805”). ASC 805 requires an acquirer to recognize all of the fair values of acquired assets, including goodwill, and assumed liabilities, with limited exceptions, even in instances where the acquirer has not acquired 100% of its target. ASC 805 also requires that contingent consideration be measured at fair value at that acquisition date and included on that basis in the purchase price consideration. Under ASC 805, transaction costs would be expensed as incurred. ASC 805 amends ASC 740-10 “Income Taxes” (“ASC 740”) to require the acquiring entity to recognize changes in the amount of its deferred tax benefits that are recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, based upon the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. We adopted this statement on January 1, 2009, with no effect on our consolidated results of operations, cash flows or financial position.

In February 2009, the FASB issued SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which allows an exception to the recognition and fair value measurement principles of ASC 805. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This statement update was effective for us as of January 1, 2009 for all business combinations that closed on or after January 1, 2009, and it did not have an impact on our consolidated results of operations, cash flows or financial position.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Under the new FASB Codification, this FSSP was incorporated into ASC 260, “Earnings Per Share” (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in current accounting guidance. Under the guidance in ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective on January 1, 2009 and prior-period earnings per share data were adjusted retrospectively. (See Note 7, “Earnings Per Share.”)
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
A smaller reporting company, as defined by Rule 229.10(f)(1), is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Regent Communications, Inc.
Index to Financial Statements
All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Townsquare Media’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, Townsquare Media’s Chief Executive Officer and Chief Financial Officer, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:
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
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, Townsquare Media has assessed as of December 31, 2009, the effectiveness of its internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009, the end of our fiscal year.
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
May 14, 2010

/s/ Steven Price Steven Price, Chief Executive Officer

/s/ Stuart Rosenstein Stuart Rosenstein, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Townsquare Media, Inc.:
We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. and subsidiaries (formerly known as Regent Communications, Inc.) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the accompanying index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, on March 1, 2010, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. On April 27, 2010 (the “Effective Date”), the Company consummated the reorganization contemplated by the joint plan of reorganization and emerged from Chapter 11 bankruptcy proceedings. On the Effective Date, the Company entered into a number of related transactions and agreements pursuant to the joint plan of reorganization.
As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of ASC 740, Income Taxes (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109), effective January 1, 2007.

/s/ Deloitte & Touche LLP Cincinnati, Ohio
May 14, 2010

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Broadcast revenues, net of agency commissions of $8,339, $10,044 and $10,291 for the years ended December 31, 2009, 2008 and 2007, respectively	$84,141	$96,340	$97,912

Station operating expenses	57,272	61,358	63,064
Depreciation and amortization	3,804	4,157	4,982
Corporate general and administrative expenses	9,085	6,876	7,296
Activist defense costs	—	—	599
Impairment of indefinite-lived intangible assets and goodwill	44,620	67,522	163,600
Gain on sale of radio stations	—	(507)	—
Loss on sale of long-lived assets and other	46	267	52

Operating loss	(30,686)	(43,333)	(141,681)

Interest expense	(10,283)	(11,818)	(16,757)
Realized and unrealized (loss) gain on derivatives	(2,936)	(8,717)	(5,155)
Impairment of note receivable and other, net	135	(1,145)	162

Loss from continuing operations before income taxes	(43,770)	(65,013)	(163,431)

Income tax (expense) benefit	(212)	(54,389)	60,561

Loss from continuing operations	(43,982)	(119,402)	(102,870)

Discontinued operations:
Results from operations of discontinued operations, net of income taxes	—	7	266
Gain on sale of discontinued operations, net of income taxes	—	404	30

Gain on discontinued operations, net of income taxes	—	411	296

NET LOSS	$(43,982)	$(118,991)	$(102,574)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Loss from continuing operations	$(1.08)	$(3.07)	$(2.69)
Discontinued operations	—	0.01	0.01

Net loss	$(1.08)	$(3.06)	$(2.68)

Weighted average number of common shares used in basic and diluted calculation	40,588	38,872	38,308
The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	DECEMBER 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$9,888	$1,094
Restricted cash	300	—
Accounts receivable, net of allowance of $512 and $527 at December 31, 2009 and 2008, respectively	12,794	13,914
Assets held for sale	156	156
Other current assets	2,618	1,716

Total current assets	25,756	16,880

Property and equipment, net	29,538	32,651
Intangible assets, net	97,729	135,252
Goodwill	11,172	18,392
Deferred tax assets	—	—
Other assets	1,692	2,109

Total assets	$165,887	$205,284

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$187,730	$185,128
Accounts payable	1,386	1,329
Accrued compensation	967	1,399
Other current liabilities	16,686	4,010

Total current liabilities	206,769	191,866

Long-term debt, less current portion	—	—
Other long-term liabilities	2,436	13,544

Total liabilities	209,205	205,410

Commitments and Contingencies (Note 14)

Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 50,082,342 and 49,151,642 shares issued at December 31, 2009 and 2008, respectively	501	492
Treasury stock, 7,774,163 and 9,169,465 shares, at cost at December 31, 2009 and 2008, respectively	(40,780)	(49,203)
Additional paid-in capital	339,331	346,973
Accumulated deficit	(342,370)	(298,388)

Total stockholders’ deficit	(43,318)	(126)

Total liabilities and stockholders’ deficit	$165,887	$205,284

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(43,982)	$(118,991)	$(102,574)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of indefinite-lived intangible assets and goodwill	44,620	67,522	163,600
Depreciation and amortization	3,804	4,157	5,073
Provision for doubtful accounts	694	446	286
Deferred income tax expense (benefit)	—	54,326	(60,590)
Non-cash interest expense	465	582	556
Non-cash charge for compensation	690	1,155	1,124
Unrealized (gain) loss on derivatives	(3,190)	6,540	6,150
Gain on sale of radio stations, net	—	(1,155)	(49)
(Gain) loss on sale of long-lived assets	(87)	179	52
Impairment of note receivable and other, net	39	996	(105)
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable	448	1,380	458
Other assets	(1,001)	21	(309)
Current and long-term liabilities	4,512	(1,772)	(60)

Net cash provided by operating activities	7,012	15,386	13,612

Cash flows from investing activities:
Acquisitions of radio stations, acquisition-related costs, and escrow deposits on pending acquisitions, net of cash acquired	—	—	(4,630)
Capital expenditures	(645)	(2,375)	(3,064)
Proceeds from the sale of radio stations	—	7,888	—
Investment in restricted cash	(300)	—	—
Proceeds from sale of long-lived assets and other	245	136	67

Net cash (used in) provided by investing activities	(700)	5,649	(7,627)

Cash flows from financing activities:
Proceeds from issuance of common stock	10	71	165
Proceeds from borrowings of long-term debt	13,500	10,000	5,500
Principal payments on long-term debt	(10,898)	(31,222)	(14,150)
Payment of financing costs	—	—	(175)
Treasury stock purchases	(16)	(68)	(84)
Repayment of capital lease obligations	(114)	(113)	(100)

Net cash provided by (used in) financing activities	2,482	(21,332)	(8,844)

Net increase (decrease) in cash and cash equivalents	8,794	(297)	(2,859)
Cash and cash equivalents at beginning of year	1,094	1,391	4,250

Cash and cash equivalents at end of year	$9,888	$1,094	$1,391

Supplemental schedule of non-cash investing and financing activities:
Capital lease obligations for property and equipment	$129	$61	$221

Accrued capital expenditures	$0	$37	$108

Supplemental data:
Cash paid for interest	$6,892	$11,542	$16,646

Cash paid for income taxes	$238	$124	$184

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
(In thousands, except share amounts)

					Accumulated	Total
			Additional		Other	Stockholders’
	Common	Treasury	Paid-In	Accumulated	Comprehensive	(Deficit)
	Stock	Stock	Capital	Deficit	Loss	Equity
Balance, December 31, 2006	$483	$(53,099)	$348,518	$(76,742)	$—	$219,160

Cumulative effect of FIN 48 adoption	—	—	—	(81)	—	(81)
Issuance of 270,900 nonvested shares, net of forfeitures	3	—	(3)	—	—	—
Amortization of nonvested shares	—	—	508	—	—	508
Issuance of 160,449 shares of treasury stock for 401(k) match	—	826	(336)	—	—	490
Issuance of 76,443 shares of treasury stock for employee stock purchase plan	—	387	(222)	—	—	165
Purchase of 28,771 shares of treasury stock	—	(84)	—	—	—	(84)
Stock-based compensation expense related to employee stock purchase plan	—	—	30	—	—	30
Net loss	—	—	—	(102,574)	—	(102,574)

Balance, December 31, 2007	486	(51,970)	348,495	(179,397)	—	117,614

Issuance of 536,450 nonvested shares, net of forfeitures	6	—	(6)	—	—	—
Stock bonus award (54,923 shares)	—	258	(183)	—	—	75
Amortization of nonvested shares	—	—	641	—	—	641
Issuance of 491,827 shares of treasury stock for 401(k) match	—	2,218	(1,707)	—	—	511
Issuance of 78,506 shares of treasury stock for employee stock purchase plan	—	359	(288)	—	—	71
Purchase of 49,626 shares of treasury stock	—	(68)	—	—	—	(68)
Stock-based compensation expense related to employee stock purchase plan	—	—	21	—	—	21
Net loss	—	—	—	(118,991)	—	(118,991)

Balance, December 31, 2008	492	(49,203)	346,973	(298,388)	—	(126)

Issuance of 930,700 nonvested shares, net of forfeitures	9	—	(9)	—	—	—
Amortization of nonvested shares	—	—	667	—	—	667
Issuance of 1,361,013 shares of treasury stock for 401(k) match	—	7,739	(7,610)	—	—	129
Issuance of 126,213 shares of treasury stock for employee stock purchase plan	—	700	(690)	—	—	10
Purchase of 91,924 shares of treasury stock	—	(16)	—	—	—	(16)
Net loss	—	—	—	(43,982)	—	(43,982)

Balance, December 31, 2009	$501	$(40,780)	$339,331	$(342,370)	$—	$(43,318)

The accompanying notes are an integral part of these consolidated financial statements.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	SUBSEQUENT EVENT — CHAPTER 11 REORGANIZATION
On March 1, 2010 (the “Petition Date”), Regent Communications, Inc. (“Regent” or the “Company”) and its wholly owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under Chapter 11 of the United States Bankruptcy Code, 11 U.S.C. §§ 101-1532 (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware, Case No. 10-10632 (KG). From the period commencing on the Petition Date and through the Effective Date (as defined below), the Debtors operated their businesses and managed their properties as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. The Chapter 11 Cases were jointly administered pursuant to an order of the Bankruptcy Court.
On March 22, 2010 the Debtors filed a First Amended Disclosure Statement and a First Amended Joint Plan of Reorganization with the Bankruptcy Court (the “Plan”). On April 12, 2010, the Bankruptcy Court entered an order confirming the Plan as modified by the Court’s order. On April 27, 2010 (the “Effective Date”) the Debtors satisfied all of the conditions of the Plan and emerged from the Chapter 11 Cases.
The following is a summary of the material terms of the Plan. The Plan provided for, among other things, a restructuring of: (i) approximately $192.6 million of senior indebtedness (excluding post-petition interest) outstanding under the Company’s Credit Agreement, dated as of November 21, 2006, among Regent Broadcasting, LLC, the Company, the lenders party thereto, Bank of America, N.A., as the administrative agent for the lenders, and the other agents party thereto (the “Prepetition Credit Agreement”); and (ii) approximately $12.1 million of indebtedness under interest rate swap agreements entered into in 2006 with Bank of America, N.A., Sun Trust Bank, and Bank of Montreal (the “Swap Agreements”). The Plan further provided for a payment in full of cash for general unsecured claims.
On the Effective Date, all outstanding shares of the Company’s common stock (approximately 42,311,471 shares on April 26, 2010) and all other equity interests were extinguished. Stockholders of record on the Effective Date were entitled to receive a pro rata share of transferred cash under the Plan of $5.5 million, or $0.13 per share, paid as soon as practicable after the Effective Date.
In addition, on the Effective Date, the Company issued 100% of its new common stock, as reorganized under the Plan, to U.S. holders of first lien debt claims under the Prepetition Credit Agreement and the Swap Agreements, and warrants to purchase new common stock to non-U.S. holders of such claims, each on a basis pro rata to the amount of their claims.
Further, on the Effective Date, the Company and Regent Broadcasting, LLC (“Borrower”) entered into a Credit Agreement (the “Credit Agreement”) with General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as sole lead arranger and book runner, and a syndicate of certain financial institutions. The Credit Agreement provides for a term loan in an aggregate principal amount of $95,000,000 with a maturity date of April 27, 2014. The Credit Agreement provides for a revolving loan in an aggregate principal amount of up to $2,000,000 with a maturity date of April 27, 2012.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Credit Agreement is guaranteed by the Company, Regent Broadcasting Management, LLC and all of the direct and indirect subsidiaries of Regent Broadcasting, LLC (collectively, the “Guarantors”). The obligations under the Credit Agreement are secured by a first-priority lien (subject to certain permitted liens and exceptions) on substantially all of the tangible and intangible assets of Borrower and the Guarantors. The Credit Agreement contains customary covenants, which, among other things require Borrower and the Guarantors to meet certain financial tests and limit their ability to: incur indebtedness and liens; make investments; make asset sales; pay dividends or make other restricted payments; engage in mergers or other fundamental changes; enter into transactions with affiliates; and other covenants customary for such a credit facility.
On the Effective Date, the Company and Borrower also entered into a Subordinated Notes Agreement (the “Subordinated Notes Agreement”) with General Electric Capital Corporation, as subordinated notes agent, and a syndicate of certain financial institutions. The Subordinated Notes Agreement provides for 12% Senior Subordinated PIK Notes in an initial aggregate principal amount of $25,000,000 with a maturity date of October 27, 2014. The entire unpaid principal balance of such subordinated notes shall bear interest at 12% per annum and interest shall only be paid-in-kind by being added to principal.
The Subordinated Notes Agreement is guaranteed by the Company, Regent Broadcasting Management, LLC and all of the direct and indirect subsidiaries of Borrower. The Subordinated Notes Agreement contains customary covenants, which, among other things limit the ability of Regent Communications, Inc., Regent Broadcasting, LLC and their direct and indirect subsidiaries to incur indebtedness and liens; make investments; make asset sales; pay dividends or make other restricted payments; engage in mergers or other fundamental changes; enter into transactions with affiliates; and contains other customary covenants.
On April 28, 2010, the Company filed an Amended and Restated Certificate of Incorporation with the Delaware Secretary of State. The Amended and Restated Certificate of Incorporation reduced the number of shares of stock which the Company is authorized to issue from 65,000,000 shares of new common stock, par value $0.01 per share to 1,000 shares of new common stock, par value $0.01 per share. The holders of the new common stock and warrants to purchase new common stock issued to them on the Effective Date exchanged those securities for interests in a new entity, Regent Holdings LLC, and Regent Holdings LLC became the sole owner of the new common stock of the Company.
In conjunction with the change in ownership, the Company is required to divest two stations, KARS-FM in the Ft. Collins-Greeley, CO market, and KPEL-FM in the Lafayette, LA market, in order to comply with FCC ownership rules. We have filed applications with the FCC to assign the licenses for those stations to a divestiture trust, which will hold and dispose of the assets of those stations for the benefit of the Company.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2.	BASIS OF PRESENTATION AND SUMMARY OF ACCOUNTING POLICIES
a.	CONSOLIDATION:
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
Property and equipment are stated at cost. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense. Property and equipment are depreciated on a straight-line basis over the estimated useful life of the assets. Buildings are depreciated over thirty-nine years, broadcasting equipment over a three-to-twenty-year life, computer equipment and software over a three-to-five year life, and furniture and fixtures generally over a ten-year life. Leasehold improvements are amortized over the shorter of their useful lives or the terms of the related leases. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized as a component of operating loss in the Consolidated Statements of Operations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
f.	GOODWILL AND OTHER INTANGIBLE ASSETS:
Intangible assets consist principally of the value of Federal Communication Commission (“FCC”) licenses and other definite-lived intangible assets. Goodwill represents the excess of the purchase price over the fair value of net assets of acquired radio stations. The Company follows current accounting guidance (See Note 8), which requires that a company perform impairment testing annually, or more frequently if events or circumstances indicate that the asset may be impaired, using a direct valuation methodology for those assets determined to have an indefinite life. To test goodwill for potential impairment, the Company compares the fair value of the reporting unit with its carrying amount. Consistent with prior years, in 2009, the Company determined the reporting unit as a radio market. If the fair value of any reporting unit is less than its carrying amount, an indication exists that the amount of goodwill attributed to the reporting unit may be impaired and the Company is required to perform a second step of the impairment test. In the second step, the Company compares the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities, to the carrying amount of the reporting unit. If the fair value is less than the carrying value, the Company will record an impairment charge to operating expense up to the carrying value of the recorded goodwill.
The Company is also required to test its FCC licenses and other indefinite-lived intangible assets for impairment by comparing their estimated fair values to their carrying values. If the carrying amount of an intangible asset exceeds its fair value, an impairment charge is recorded to operating expense for the amount equal to the excess. The Company utilizes the greenfield methodology, a widely-used direct valuation methodology, to value its FCC licenses. This method assumes an inception value for FCC licenses and employs a discounted cash flow methodology and accepted appraisal techniques to estimate the fair value of each license.
Acquired advertising contracts are amortized on a straight-line basis over a six-month period. Intangible assets related to non-competition agreements, sports rights agreements, favorable leasehold interests and employment agreements are amortized on a straight-line basis over the life of the respective agreement or contract, while advertiser lists and advertiser relationships are amortized over a three-year period.
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
Barter Transactions
Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast, and merchandise or services received are charged to expense when received or used. If merchandise or services are received prior to the broadcast of the advertising, a liability (deferred barter revenue) is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Barter revenue was approximately $3.7 million, $3.6 million, and $3.6 million and barter expense was approximately $3.6 million, $3.5 million, and $3.5 million for the years ended December 31, 2009, 2008 and 2007 respectively.
Time Brokerage Agreements
At times, the Company enters into time brokerage agreements or local marketing agreements (together “TBAs”) in connection with the purchase or sale of radio stations. In most cases, a TBA is in effect from the signing of the acquisition agreement, or shortly thereafter, through the closing date of the purchase or sale. Generally, under the contractual terms of a TBA, the buyer agrees to furnish the programming content for and provide other services to the stations, and in return, receives the right to sell and broadcast advertising on the station and collect receipts for such advertising. During the period the Company operates stations under TBAs for the purchase of a station, Regent recognizes revenue and expense for such stations in the same manner as for owned stations, and includes such revenues and expenses related to such stations in operations since the effective dates of the TBAs. At December 31, 2009 and 2008, Regent had no ongoing TBAs.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
k.	FAIR VALUE OF FINANCIAL INSTRUMENTS:
Short-Term Instruments
Due to their short-term maturity, the carrying amount of accounts receivable, accounts payable and accrued expenses approximated their fair value at December 31, 2009 and 2008.
Investments in Debt Securities
In connection with Regent’s 2006 sale of three radio stations in Peoria, Illinois, the Company received a note receivable for $925,000 of the $2.8 million purchase price. In accordance with current accounting guidance, and based on the Company’s intent and ability to hold the investment to maturity, Regent has classified the debt security as held-to-maturity and accounts for the investment at cost. Additionally, the Company routinely assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as a component of expense in the Consolidated Statements of Operations. During 2008, the Company determined that an other-than-temporary impairment loss on the investment had occurred due to changing market conditions potentially affecting the collectibility of the note. Accordingly, the Company recorded an impairment loss for approximately $1.0 million, which amount included interest accrued through September 30, 2008. No interest has been accrued subsequent to September 30, 2008.
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
Long-Term Debt
The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on borrowing rates currently available, the fair value of long-term debt approximated 78% of its carrying value at December 31, 2009. At December 31, 2008, fair value of the long-term debt approximated its carrying value.
Interest Rate Swaps
At times, the Company enters into interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its debt from variable to fixed rates. The Company follows current accounting guidance, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. Because the Company has not designated the interest rate swap agreements as hedging instruments in 2009 or 2008, revaluation gains and losses associated with changes in the fair value measurement of the swaps are recorded within realized and unrealized (loss) gain on derivatives in the Consolidated Statements of Operations.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Costs of media advertising and associated production costs are expensed to station operating expenses the first time the advertising takes place. The Company recorded advertising expenses of approximately $1.1 million, $1.3 million, and $2.2 million for the years ended December 31, 2009, 2008, and 2007, respectively.
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
Under current accounting guidance, the Company is required to consolidate the operations of entities for which it is the primary beneficiary, and deconsolidate those entities for which it is no longer the primary beneficiary. The Company may be required to consolidate the operations of stations it operates as a lessee under time brokerage or local marketing agreements, or deconsolidate those stations it leases to other broadcasting entities under time brokerage or local marketing agreements. At December 31, 2009 and 2008, the Company was involved in no transactions that would constitute variable interest entity transactions.
p.	STOCK-BASED COMPENSATION PLANS:
Under current accounting guidance, companies are required to record compensation expense for share-based payment transactions. At December 31, 2009, the Company had four stock-based employee compensation plans, which are more fully described in Note 6.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
q.	DISCONTINUED OPERATIONS: Disposal of Markets
On February 1, 2008, the Company completed the disposition of its Watertown, New York radio stations. Regent applied current accounting guidance to the transaction, which requires that in a period in which a component of an entity has been disposed of or is classified as held for sale, the income statement of a business enterprise for current and prior periods shall report the results of operations of the component, including any gain or loss recognized, in discontinued operations. The Company’s policy is to allocate a portion of interest expense to discontinued operations, based upon current accounting guidance. As there was no debt required to be repaid as a result of the disposal, nor was there any debt assumed by the buyers, interest expense was allocated to discontinued operations in proportion to the net assets disposed of to total net assets of the Company.
Selected financial information related to all discontinued operations for the years ended December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Net revenue	$182	$2,410

Depreciation and amortization	—	91

Allocated interest expense	15	145

Gain before income taxes	649	484
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

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Assets held for sale
Long-lived assets to be sold are classified as held for sale in the period in which they meet all the criteria of current accounting guidance. Regent measures assets held for sale at the lower of their carrying amount or fair value less cost to sell. Assets held for sale at December 31, 2009 and 2008 were comprised of Regent’s former studio location in Evansville, Indiana. The assets held for sale include approximately $43,000 of land and land improvements and approximately $153,000 of building and building improvements, offset by accumulated depreciation of approximately $20,000. Based upon its assessment of the fair market value of the assets at December 31, 2008, Regent reduced the carrying value of the assets by $20,000. The reduction was allocated among the assets on a pro rata basis. major categories of these assets were as follows (in thousands):

	December 31, 2009	December 31, 2008
Land and improvements	$39	$39
Building and improvements	137	137
Equipment	—	—
FCC licenses	—	—
Goodwill	—	—

	176	176
Accumulated depreciation	(20)	(20)

	$156	$156

r.	BUSINESS SEGMENTS:
The Company has 13 distinct operating segments. These segments meet the criteria for aggregation under current accounting guidance, and therefore the Company has aggregated these operating segments to create one reportable segment.
s.	ASSET RETIREMENT OBLIGATIONS:
Under the provisions of current accounting guidance, a company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if fair value can be reasonably estimated. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The amount of accretion recorded by the Company during all years presented is immaterial.
t.	INTERNAL USE SOFTWARE:
Included in computer equipment is the capitalized cost of website development costs. The Company follows current accounting guidance, which provides that costs incurred during the application development stage related to the development of internal-use software are capitalized and amortized over the estimated useful life. Costs incurred related to the conceptual design and maintenance of internal-use software are expensed as incurred. Regent amortizes the costs of capitalized internal-use software over a three-year period.
3.	ACQUISITIONS AND DISPOSITIONS
The Company seeks to acquire radio stations that enable it to expand within its existing markets and enter into new mid-sized markets that fit into Regent’s operating strategy. Regent applies various common valuation methods to determine the fair values of significant assets acquired, including identifiable tangible and intangible assets. Any remaining purchase price is allocated to goodwill. The results of operations of the acquired businesses are included in the Company’s consolidated financial statements since their respective dates of acquisition or operation under TBAs.
2008 Dispositions
On February 1, 2008, the Company completed the disposition of four radio stations (WCIZ-FM, WFRY-FM, WTNY-AM and WNER-AM) serving the Watertown, New York market to Stephens Media Group Watertown, LLC for $6.25 million in cash. Regent recorded a pre-tax gain of approximately $0.6 million on the sale, which amount is included in gain (loss) on discontinued operations in the Company’s Consolidated Statements of Operations. The results of operations for the stations have been reclassified to discontinued operations for the 2007 and 2008 years.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
4.	LONG-TERM DEBT
Long-term debt consisted of the following as of December 31 (in thousands):

	2009	2008

Senior secured Term A Loan	$41,386	$46,013

Senior secured Term B Loan	105,844	109,165

Senior secured revolving credit facility	40,500	29,950

	187,730	185,128

Less: current portion of long-term debt	(187,730)	(185,128)

	$—	$—

In April 2010, the Company entered into a new credit agreement (see New Credit Agreement, below). Information regarding the Company’s credit agreement in effect at December 31, 2009, is contained in the paragraphs below under the caption Previous Credit Agreement.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Previous Credit Agreement
On November 21, 2006, the Company entered into a senior secured reducing credit agreement with a group of lenders that provided for an initial maximum aggregate principal amount of $240.0 million, consisting of a senior secured term A loan (Term A Loan) in the initial aggregate principal amount of $50.0 million, a senior secured term B loan (Term B Loan) in the initial aggregate amount of $115.0 million and a senior secured revolving credit facility (revolving facility) in the aggregate amount of $75.0 million (collectively, the previous credit agreement). The previous credit agreement included a commitment to issue letters of credit of up to $35.0 million in aggregate face amount, subject to the maximum revolving commitment available. The previous credit agreement also provided for an additional $100.0 million incremental loan facility, subject to the terms of the facility, whose weighted-average life shall not be shorter than that of the Term B Loan, the Term A Loan, and the revolving commitment, taken as whole. At December 31, 2009, the Company had one letter of credit outstanding for approximately $0.1 million. The previous credit agreement was scheduled to expire on November 21, 2013.
At December 31, 2009, all outstanding balances under the Company’s previous credit agreement were classified as currently payable, as the Company’s lenders had the authority, at their discretion, to accelerate the payments of the outstanding amounts to current, due to the Company’s failure to comply with certain covenants of the previous credit agreement.
Regent incurred approximately $2.9 million in financing costs related to the previous credit agreement. The previous credit agreement was available for working capital, permitted acquisitions, including related acquisition costs, and general corporate purposes.
At December 31, 2009, the Company had available borrowings of approximately $34.4 million, subject to the terms and conditions of the facility. At December 31, 2008, the Company had available borrowings of approximately $45.0 million. However, due to its default status under the facility, Regent was precluded from utilizing any of the available borrowings.
In addition to regularly scheduled debt repayments, Regent could also be subject to prepayments of borrowings under the previous credit agreement for excess cash flow generated by the Company. Excess cash flow is calculated as the excess of the sum of consolidated EBITDA plus or minus the annual change in working capital (excluding cash and cash equivalent amounts included in current assets and any debt owed under the previous credit agreement and included in current liabilities), less the sum of consolidated fixed charges, voluntary permanent repayments of outstanding balances and $1,000,000. The necessity and amounts of calculated prepayments are based upon the Company’s consolidated leverage ratio at the end of each calendar year preceding the calculation date, and commenced April 30, 2008 and continues for each April 30 thereafter that the Company had borrowings under the previous credit agreement. The percentage of excess cash flow required to be repaid was as follows:

Excess cash
flow
Consolidated leverage ratio	percentage
Greater than 6.75:1.00	75%
5.00:1.00 to 6.74:1.00	50%
Less than 5.00:1.00	0%

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Any required prepayments are applied to the principal of the outstanding borrowings on a pro rata basis, with a resulting permanent reduction of available commitment for both the Term A and Term B portions of the previous credit agreement. Available commitment under the revolving agreement was not affected by any required excess cash flow prepayments.
Under the previous credit agreement, the Company was subject to a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio, and a minimum fixed charge coverage ratio, as well as to negative covenants customary for facilities of this type. The Maximum Consolidated Leverage Ratio was 6.00:1.00 at December 31, 2009. Over the remaining four-year period, the Maximum Consolidated Leverage Ratio was scheduled to decrease to 4.50:1.00. The Minimum Consolidated Interest Coverage Ratio was 2.00:1.00 at December 31, 2009, at which point such leverage would remain throughout the remaining life of the previous credit agreement. The Company was required to maintain a Minimum Consolidated Fixed Charge Coverage Ratio of 1.10:1.00 throughout the entire term of the previous credit agreement.
Borrowings under the Term A Loan and the revolving facility bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus the applicable margin determined under the credit agreement, which varies between 0.0% and 1.0% depending upon the Company’s consolidated leverage ratio, or (b) the Eurodollar Rate plus the applicable margin, which varies between 0.75% and 2.5%, depending upon the Company’s consolidated leverage ratio. Effective February 23, 2007, the Company and its lenders entered into an amendment of the credit agreement. The material terms of the amendment included a reduction of the applicable margin on Base Rate and Eurodollar loans under the Term B Loan from 2.5% for both types of loans, to 0.75% for Base Rate loans and 2.25% for Eurodollar loans. Borrowings under the Term B Loan bear interest at a rate equal to, at the Company’s option, either (a) the higher of the rate announced or published publicly from time to time by the agent as its corporate base rate of interest or the Federal Funds Rate plus 0.5%, in either case plus an applicable margin of 0.75%, or (b) the Eurodollar Rate plus an applicable margin of 2.25%. Commencing in May 2009, the Company began paying a 2.0% default premium on our outstanding borrowings under the former credit agreement, and in June 2009, the Company was precluded from further utilizing LIBOR-based interest rates on its outstanding borrowings. Borrowings under the previous credit agreement bore interest at an average rate of 6.11% and 3.44% at December 31, 2009 and 2008, respectively.
The Company is required to pay certain fees to the agent and the lenders for the underwriting commitment and the administration and use of the previous credit agreement. The underwriting commitment for the Term A Loan was 0.5% during the period of time between the commencement of the credit agreement and December 15, 2006, the date the Term A Loan was utilized. There are no further underwriting commitment fees applicable to the Term A Loan. The underwriting commitment for the revolving facility varies between 0.25% and 0.5% based upon the Company’s consolidated leverage ratio. The Company’s indebtedness under the previous credit agreement is collateralized by liens on substantially all of its assets and by a pledge of its operating and license subsidiaries’ stock and is guaranteed by those subsidiaries.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the event the parties to the Company’s previous credit agreement would not have accelerated the repayments of borrowings under the agreement to currently payable, Regent would have been required to continue scheduled repayments of the Term A Loan, Term B Loan and revolving facility. Commencing March 31, 2007, the Company began making quarterly repayments of the amounts borrowed under the Term B Loan, which amount is currently set at approximately $278,000 per quarter, until November 21, 2013, at which date any remaining amounts outstanding under the loan were due and payable. Borrowings under the Term A Loan must be repaid in 24 quarterly installments, which repayments commenced March 31, 2008. Repayments began at 1.25% of the outstanding principal amount, which percentage increases to a maximum of approximately 6.05% of the original principal amount, until the final payment date of November 21, 2013. No repayments are required under the revolving facility until the termination of the credit agreement on November 21, 2013.
New Credit Agreement
Upon our emergence from Chapter 11 Bankruptcy, we entered into a new Credit Agreement with General Electric Capital Corporation, as administrative agent and collateral agent, GE Capital Markets, Inc., as sole lead arranger and book runner, and a syndicate of certain financial institutions. The Credit Agreement provides for a term loan in an aggregate principal amount of $95,000,000 with a maturity date of April 27, 2014. The Credit Agreement provides for a revolving loan in an aggregate principal amount of up to $2,000,000 with a maturity date of April 27, 2012.
The terms of the term loan under the credit agreement sets the interest rate to one-month Eurodollar Rate plus 4.0% and, upon an event of default, increased to one-month Eurodollar Rate plus 6.0%, provided that in each case there is a Eurodollar Rate floor of 1.25%.
The new Credit Agreement is guaranteed by the Company, Regent Broadcasting Management, LLC and all of the direct and indirect subsidiaries of Regent Broadcasting, LLC. The obligations under the Credit Agreement are secured by a first-priority lien (subject to certain permitted liens and exceptions) on substantially all of the tangible and intangible assets of Borrower and the Guarantors. The Credit Agreement contains customary covenants, which, among other things require Borrower and the Guarantors to meet certain financial tests and limit their ability to: incur indebtedness and liens; make investments; make asset sales; pay dividends or make other restricted payments; engage in mergers or other fundamental changes; enter into transactions with affiliates; and other covenants customary for such a credit facility.
Additionally, we entered into a new Subordinated Notes Agreement (the “Subordinated Notes Agreement”) with General Electric Capital Corporation, as subordinated notes agent, and a syndicate of certain financial institutions. The Subordinated Notes Agreement provides for 12% Senior Subordinated PIK Notes in an initial aggregate principal amount of $25,000,000 with a maturity date of October 27, 2014. The entire unpaid principal balance of such subordinated notes shall bear interest at 12% per annum and interest shall only be paid-in-kind by being added to principal.
The new Subordinated Notes Agreement is guaranteed by the Company, Regent Broadcasting Management, LLC and all of the direct and indirect subsidiaries of the Company. The Subordinated Notes Agreement contains customary covenants, which, among other things limit the ability of Regent Communications, Inc., Regent Broadcasting, LLC and their direct and indirect subsidiaries to incur indebtedness and liens; make investments; make asset sales; pay dividends or make other restricted payments; engage in mergers or other fundamental changes; enter into transactions with affiliates; and contains other customary covenants.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Under the terms of the term loan in the new credit agreement, we are subject to a Maximum Consolidated Leverage Ratio and a Minimum Consolidated Fixed Charge Coverage Ratio, as well as to negative covenants customary for facilities of this type. The Maximum Consolidated Leverage Ratio is 6.40:1.00 at December 31, 2010. The ratio will decrease to 5.90:1.00 at March 31, 2011 and will be 4.80:1.00 at December 31, 2011. Over the remaining period, the Maximum Consolidated Leverage Ratio will decrease to 4.50:1.00. The Minimum Consolidated fixed charge Coverage Ratio is 1.75:1.00 at December 31, 2010 and increases to 1.85:1.00 at March 31, 2011, at which point such leverage remains throughout the remaining life of the credit agreement.
5.	CAPITAL STOCK
As of December 31, 2009, the Company’s authorized capital stock consists of 100,000,000 shares of common stock and 40,000,000 shares of preferred stock. No shares of preferred stock were issued or outstanding at December 31, 2009 or 2008. The Company has in the past designated shares of preferred stock in several different series. Of the available shares of preferred stock, 6,768,862 remain designated in several of those series and 33,231,138 shares are currently undesignated.
In January 2006, the Company began issuing grants of nonvested stock to employees under the Regent Communications, Inc. 2005 Incentive Compensation Plan. Grants of nonvested common stock vest ratably over the life of the award, which is typically four years. During 2009 and 2008, the Company granted 896,600 and 493,600 shares of nonvested common stock, respectively. At December 31, 2009 and 2008, there were 1,407,875 and 756,000 nonvested shares outstanding under the plan, respectively.
In May 2006, the Company began issuing grants of nonvested stock to directors under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan, which plan was approved by the Company’s stockholders at the 2006 Annual Meeting of Stockholders. Grants of nonvested common stock vest ratably over the life of the award, which is typically four years. During 2009 and 2008, the Company granted 50,000 and 60,000 shares of nonvested common stock, respectively. At December 31, 2009 and 2008, 100,000 and 86,875 shares of nonvested common stock were outstanding under the plan, respectively.
On January 30, 2008, the Company issued 54,923 shares of Regent common stock from treasury shares to two executive officers at an issue price of $1.35 per share as a payment of a portion of 2007 bonuses awarded and expensed under the Company’s Senior Management Bonus Plan.
Regent has a stock buyback program, approved by its Board of Directors, which currently allows the Company to repurchase up to $1.6 million worth of shares of its common stock at certain market price levels. There were no repurchases of common stock under the program during 2009 and 2008 other than treasury shares exchanged for payment of employee withholding taxes related to the vesting of nonvested stock grants.
During 2009, 2008 and 2007, Regent reissued 1,487,226, 570,333 and 236,892 shares, respectively, of treasury stock previously acquired, net of forfeited shares, as an employer match to employee contributions under the Company’s 401(k) Profit Sharing Plan and to employees enrolled in the Company’s Employee Stock Purchase Plan.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 15, 2008, 140,000 warrants entitling holders to purchase shares of Regent’s common stock at a price of $5.00 per share, expired unexercised. These warrants were previously issued in 1998 in connection with the Series A, B, and F convertible preferred stock.
See Note 1 to the Consolidated Financial Statements for information on the impact of the reorganization on the Company’s capital structure.
6.	STOCK-BASED COMPENSATION PLANS
Share-based Plans
1998 Management Stock Option Plan
The Regent Communications, Inc. 1998 Management Stock Option Plan, as amended (the “1998 Stock Option Plan”) provides for the issuance of up to an aggregate of 4,500,000 common shares in connection with the issuance of incentive stock options (“ISOs”) and non-qualified stock options (“NQSOs”). The Compensation Committee of the Company’s Board of Directors determines eligibility. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date and in the case of ISOs granted to a 10% owner (as defined), the exercise price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 1998 Stock Option Plan, the options expire no later than ten years from the date of grant in the case of ISOs (five years in the case of ISOs granted to a 10% owner), no later than ten years and one day in the case of NQSOs, or earlier in either case in the event a participant ceases to be an employee of the Company. The ISOs vest ratably over a five-year period and the NQSOs vest ratably over periods ranging from three to ten years. In 2008, the provision to issue common stock under the 1998 Stock Option Plan expired.
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
2005 Incentive Compensation Plan
The Regent Communications, Inc. 2005 Incentive Compensation Plan, as amended (the “2005 Incentive Plan”) provides for the issuance of up to an aggregate of 3,500,000 shares in connection with the issuance of stock appreciation rights (“SARs”), restricted stock, and ISOs and NQSOs. The maximum number of shares of restricted stock that can be awarded under the 2005 Incentive Plan is 75% of the total shares available to be awarded. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date and in the case of ISOs granted to a 10% owner (as defined), the exercise price must be at least 110% of the fair market value of the underlying common stock at the grant date. Under the terms of the 2005 Incentive Plan, the stock appreciation rights and stock options expire no later than ten years from the date of grant (five years in the case of ISOs granted to a 10% owner), or earlier in the event a participant ceases to be an employee of the Company. The Compensation Committee of the Company’s Board of Directors determines eligibility and terms and restrictions related to all awards under the 2005 Incentive Plan.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2006 Directors Equity Compensation Plan
The Regent Communications, Inc. 2006 Directors Equity Compensation Plan (“2006 Directors Plan”) provides for the issuance of up to an aggregate of 250,000 shares in connection with the issuance of SARs, restricted stock, and NQSOs. The exercise price of the options is to be not less than the fair market value of the underlying common stock at the grant date. Under the terms of the 2006 Directors Plan, the stock appreciation rights and stock options expire no later than ten years from the date of grant, or earlier in the event a participant ceases to be a director of the Company. The Compensation Committee of the Company’s Board of Directors determines eligibility and terms and restrictions related to all awards under the 2006 Directors Plan.
Employee Stock Purchase Plan
In December 2001, the Company adopted the Regent Communications, Inc. Employee Stock Purchase Plan (the “Stock Purchase Plan”) and reserved 500,000 shares of common stock for issuance thereunder. Under the Stock Purchase Plan, participating employees could purchase shares of the Company’s common stock at a price per share that is 90% of the lesser of the fair market value as of the beginning or the end of the quarterly offering period. Under the terms of the Stock Purchase Plan, eligible employees could elect each offering period to have between 1% and 10% of their compensation withheld through payroll deductions. For the first nine months of 2008, approximately 79,000 shares of Regent common stock were issued under the plan. In addition, approximately 126,000 shares of Regent common stock were issued for the fourth quarter of 2008 and were distributed to the participants in February 2009. Effective with the distribution of shares for the quarter ended December 31, 2008, there were no further shares available for purchase by employees under the Stock Purchase Plan. Consequently, the Company terminated the Stock Purchase Plan effective with the fourth quarter distribution of shares. A total of approximately 76,000 shares of common stock were issued under the Stock Purchase Plan for the 2007 offering period.
Stock Compensation
Under the provisions of current accounting guidance, companies are required to record compensation expense for share-based payment transactions. No stock options were granted under any of Regent’s share-based plans during 2009, 2008 or 2007. During 2009, 353,678 stock options with a weighted-average exercise price of $5.38 were terminated due to expiration or forfeiture. During 2008, 1,504,988 stock options with a weighted-average exercise price of $5.23 were terminated due to expiration or forfeiture. During 2007, 86,000 stock options with a weighted-average exercise price of $6.28 were terminated due to expiration or forfeiture. The intrinsic value of all outstanding stock options was zero at December 31, 2009 and 2008.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Presented below is a summary of the status of outstanding Company stock options issued to employees and Directors:

		WEIGHTED
		AVERAGE
	SHARES	EXERCISE PRICE

Company options held by employees and Directors:
At December 31, 2006	4,169,039	$5.92
Granted	—	—
Exercised	—	—
Forfeited/expired	(86,000)	$6.28

Company options held by employees and Directors:
At December 31, 2007	4,083,039	$5.91
Granted	—	—
Exercised	—	—
Forfeited/expired	(1,504,988)	$5.23

Company options held by employees and Directors:
At December 31, 2008	2,578,051	$6.31
Granted	—	—
Exercised	—	—
Forfeited/expired	(353,678)	$5.38

Company options held by employees and Directors:
At December 31, 2009	2,224,373	$6.46

The following table summarizes the status of Company options outstanding and exercisable at December 31, 2009 under the 1998 Stock Option Plan and the 2001 Directors’ Option Plan:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		REMAINING	AVERAGE		AVERAGE
EXERCISE		CONTRACTUAL	EXERCISE		EXERCISE
PRICE	SHARES	LIFE (YEARS)	PRICE	SHARES	PRICE

$5.90 – $7.83	1,331,623	2.4	$7.04	1,331,623	$7.04
$5.01 – $5.89	892,750	4.1	$5.58	892,750	$5.58

	2,224,373			2,224,373

As of December 31, 2009, the stock options granted under the 1998 Stock Option Plan entitle the holders to purchase 2,149,373 shares of the Company’s common stock. Stock options granted under the 2001 Directors’ Option Plan entitle the holders to purchase 75,000 shares of the Company’s common stock.
During 2009 and 2008, the Company issued 896,600 and 493,600 nonvested shares, respectively, under the 2005 Incentive Plan as a component of compensation to employees. The value of each nonvested share was determined by the fair value of a share of Regent common stock on the date of grant. The nonvested shares typically vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. For the year ended December 31, 2009, the Company recorded approximately $591,000 of expense related to the nonvested shares awards. For the year ended December 31, 2008, Regent recorded approximately $599,000 of expense related to the nonvested share awards, which amount included approximately $18,000 related to the acceleration of 9,750 nonvested shares for an employee in a broadcast market the Company disposed of in 2008. At December 31, 2009, deferred compensation expense related to the nonvested shares was approximately $575,000, which will be recognized over the remaining weighted-average 2.6 years of the vesting period. During 2009 and 2008, 15,900 and 14,650 nonvested shares granted under the plan were forfeited, respectively. All material outstanding awards are expected to vest.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2009 and 2008, the Company issued 50,000 and 60,000 nonvested shares, respectively, of Regent common stock to its non-management directors under the 2006 Directors Plan. The value of each nonvested share was determined by the fair market value of a share of Regent common stock on the date of grant. The nonvested shares vest ratably over a four-year period and the Company records expense related to the nonvested shares on a straight-line basis over the vesting period. The Company recorded approximately $77,000 and $42,000 of expense related to the nonvested awards during 2009 and 2008, respectively. Included in the 2009 expense was approximately $28,000 of expense related to acceleration of nonvested shares for the Company’s former Chairman of the Board, who terminated service in March 2009. At December 31, 2009, deferred compensation expense related to the nonvested shares was approximately $65,000, which will be recognized over the remaining weighted-average 2.8 years of the vesting period. During the year ended December 31, 2009, no nonvested shares granted under the plan were forfeited. During the year ended December 31, 2008, 2,500 nonvested shares granted under the plan were forfeited. All material outstanding awards are expected to vest.
The following table summarizes the status of Company nonvested shares under the 2005 Incentive Plan and the 2006 Directors Plan:

		WEIGHTED AVERAGE
		GRANT-DATE FAIR
	SHARES	VALUE

Company nonvested shares held by employees and Directors:
At December 31, 2006	250,500	$4.65
Granted	282,900	$2.85
Vested	(80,125)	$4.43
Forfeited/expired	(12,000)	$3.53

Company nonvested shares held by employees and Directors:
At December 31, 2007	441,275	$3.57
Granted	553,600	$1.37
Vested	(134,850)	$3.60
Forfeited/expired	(17,150)	$2.24

Company nonvested shares held by employees and Directors:
At December 31, 2008	842,875	$2.15
Granted	946,600	$0.09
Vested	(265,700)	$2.45
Forfeited/expired	(15,900)	$0.48

Company nonvested shares held by employees and Directors:
At December 31, 2009	1,507,875	$0.83

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7.	EARNINGS PER SHARE
Accounting guidance calls for the dual presentation of basic and diluted earnings (loss) per share (“EPS”). Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period, and excluding shares issued under the Regent Communications, Inc. 2005 Incentive Compensation Plan and the Regent Communications, Inc. 2006 Directors Equity Compensation Plan that were not vested as of the reporting period. The calculation of diluted earnings per share is similar to basic except that the weighted average number of shares outstanding includes the additional dilution that would occur if potential common stock, such as stock options and warrants were exercised, except when the effect would be antidilutive. The number of additional shares is calculated by assuming that outstanding stock options and warrants with an exercise price less than the Company’s average stock price for the period were exercised, and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period. At December 31, 2009, none of the Company’s 2,224,373 stock options had exercise prices that were less than the Company’s average stock price for the 2009 year. At December 31, 2008, none of the Company’s 2,578,051 outstanding stock options had exercise prices that were less than the Company’s average stock price for the 2008 year. At December 31, 2007, none of the Company’s 4,083,039 outstanding stock options and 140,000 outstanding warrants had exercise prices that were less than the Company’s average stock price for the 2007 year. The Company adopted new accounting guidance effective January 1, 2009 related to participating securities. Regent’s nonvested stock contains rights to receive non-forfeitable dividends, and thus, are participating securities requiring the two-class method of computing earnings per share. Under the provisions of the guidance, in periods in which the Company records net income, the calculation of earnings per share for common shares will exclude the income attributed to the Company’s nonvested stock from the numerator and will exclude the dilutive impact for those nonvested shares from the denominator. The accounting guidance also requires the Company to retroactively adjust all prior period earnings per share computations for the two-class method of computing earnings per share. The retroactive application of this guidance had no impact on our earnings (loss) per share calculation for the years ended December 31, 2008 and 2007, as the Company recorded a net loss in each of those years. There were 1,507,875, 842,875, and 441,275 nonvested shares outstanding at December 31, 2009, 2008, and 2007, respectively.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Numerator:

Loss from continuing operations	$(43,982)	$(119,402)	$(102,870)
Gain on discontinued operations, net of taxes	—	411	296

Net loss	$(43,982)	$(118,991)	$(102,574)
Less: dividends declared	—	—	—

Undistributed earnings	$(43,982)	$(118,991)	$(102,574)
Percentage allocated to common shares (1)	100.0%	100.0%	100.0%
Undistributed earnings — common shares	$(43,982)	$(118,991)	$(102,574)
Add: dividends declared — common shares	—	—	—

Numerator for basic and diluted loss per share	$(43,982)	$(118,991)	$(102,574)

Denominator:

Weighted-average basic common shares	40,588	38,872	38,308
Dilutive effect of stock options and warrants	—	—	—

Weighted-average diluted common shares	40,588	38,872	38,308

Net basic and diluted loss per common share:

Net loss from continuing operations	$(1.08)	$(3.07)	$(2.69)
Discontinued operations	—	0.01	0.01

Net loss	$(1.08)	$(3.06)	$(2.68)

(1) Weighted-average common shares outstanding:	40,588	38,872	38,308
Weighted-average nonvested shares (participating securities)	— (2)	— (2)	— (2)

Total	40,588	38,872	38,308
Percentage allocated to common shares	100.0%	100.0%	100.0%

(2)	As the Company was in a net loss position for the indicated period, nonvested shares are not included in the allocation of loss for the numerator in the calculation of earnings per share.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8.	GOODWILL AND OTHER INTANGIBLE ASSETS
The Company performs its annual review of goodwill and indefinite-lived intangible assets for impairment during the fourth quarter, or at an earlier date if conditions exist that would indicate that it is more likely than not an impairment exists. Based on deteriorating economic conditions, volatility in the equity market and operating results for the quarter, the Company performed an analysis for potential impairment of indefinite-lived intangibles and goodwill during the first quarter of 2009. Based primarily upon material changes in future revenue and cash flow projections, the Company determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying value recorded in the financial statements. Accordingly, during the first quarter of 2009 the Company recognized pre-tax impairment charges of $25.6 million for FCC licenses and $6.2 million for goodwill. As permitted by accounting guidance, the Company completed step two of its impairment analysis in the second quarter of 2009 and recorded no adjustments to its initial estimates. During the fourth quarter of 2009, the Company performed its annual review for impairment of indefinite-lived intangible assets and goodwill. Based primarily upon additional declines in future revenue and cash flow projections, the Company recognized pre-tax impairment charges of $11.8 million for FCC licenses and $1.0 million for goodwill as a component of loss from continuing operations. Based on deteriorating economic conditions, volatility in the equity market and operating results for the quarter, the Company performed an analysis for potential impairment of indefinite-lived intangibles and goodwill during the third quarter of 2008. Based primarily upon material changes in future revenue and cash flow projections, the Company determined that the fair value of goodwill and FCC licenses for certain markets were less than the carrying values recorded in the financial statements. Consequently, during the third quarter of 2008, the Company recorded a preliminary pre-tax impairment charge of approximately $66.6 million for FCC licenses and approximately $0.9 million for goodwill, which amounts were recorded as a component of operating loss. The Company recorded impairment of FCC licenses in eleven of its broadcast markets and goodwill impairment in one broadcast market. During the fourth quarter of 2008, the Company finalized its impairment testing with no significant changes to its preliminary valuation. Also during the fourth quarter of 2008, the Company performed its annual review for impairment of indefinite-lived intangible assets and goodwill and recorded no further impairment charges.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Definite-lived Intangible Assets
The Company has definite-lived intangible assets that continue to be amortized in accordance with current accounting guidance, consisting primarily of non-competition agreements, employment and sports rights agreements, favorable leasehold interest and advertiser relationships and lists. Non-compete, employment and sports right agreements, and favorable leasehold interests are amortized over the life of the agreement or contract. Advertiser lists and relationships are amortized over a three-year period. The following table presents the gross carrying amount and accumulated amortization for the Company’s definite-lived intangibles at December 31, 2009 and 2008 (in thousands):

	December 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Non-compete agreements	$—	$—	$219	$171
Sports rights, employment agreements, favorable leasehold interests and advertiser lists and relationships	17	3	779	690

Total	$17	$3	$998	$861

The aggregate amortization expense related to the Company’s definite-lived intangible assets for the years ended December 31, 2009, 2008, and 2007, was approximately $123,000, $235,000, and $997,000, respectively. The estimated annual amortization expense for the years ending December 31, 2010, 2011, 2012, 2013 and 2014 is approximately $1,000 per year.
Indefinite-lived Intangible Assets
The Company’s indefinite-lived intangible assets consist primarily of FCC licenses for radio stations. The following table presents the changes in the carrying amount of the Company’s indefinite-lived intangible assets at December 31, 2009 and 2008 (in thousands):

FCC Licenses

Balance as of December 31, 2007	$201,685
Miscellaneous adjustments	20
Impairment of FCC licenses	(66,600)

Balance as of December 31, 2008	135,105
Impairment of FCC licenses	(37,400)

Balance as of December 31, 2009	$97,705

The 2008 miscellaneous adjustments consist of final adjustments to stations disposed of during the first quarter of 2008.
Other indefinite-lived intangible assets, consisting primarily of trademarks and website domain names, were approximately $10,000 at December 31, 2009 and 2008.
Goodwill
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 (in thousands):

Goodwill

Balance as of December 31, 2007	$19,272
Impairment of goodwill	(922)
Acquisition-related adjustment	42

Balance as of December 31, 2008	18,392
Impairment of goodwill	(7,220)

Balance as of December 31, 2009	$11,172

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The 2008 miscellaneous adjustments consist of final adjustments to stations disposed of during the first quarter of 2008.
The changes in the gross amounts of Goodwill and the accumulated asset impairment and disposal charges for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(in thousands)
Balance as of January 1:
Goodwill	$57,036	$57,036
Accumulated asset impairment and disposal charges	(38,644)	(37,597)

Goodwill net of impairment at January 1	18,392	19,439

Asset impairment and disposal charges	(7,220)	(1,047)

Balance as of December 31:
Goodwill	57,036	57,036
Accumulated asset impairment and disposal charges	(45,864)	(38,644)

Goodwill net of impairment at December 31	$11,172	$18,392
Approximately $2.2 million of the Company’s recorded goodwill amount is not deductible for income tax purposes.
9.	INCOME TAXES
The Company’s income tax expense (benefit) for continuing operations consists of the following for the years ended December 31 (in thousands):

	2009	2008	2007

Current federal	$—	$—	$49
Current state	212	301	168

Total current	212	301	217

Deferred federal	(13,704)	(20,913)	(54,165)
Deferred state	(1,882)	(2,992)	(6,400)

Total deferred	(15,586)	(23,905)	(60,565)

Valuation allowance	15,586	77,993	(213)

Net income tax expense (benefit)	$212	$54,389	$(60,561)

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company has allocated income tax expense of approximately $0, $238,000 and $188,000 to discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.
The components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$43,637	$33,609
Miscellaneous accruals and credits	1,031	827
Derivative financial instruments	2,999	4,236
Intangible and long-lived assets	50,443	43,416
Accounts receivable reserve	197	203

Total deferred tax assets	98,307	82,291

Valuation allowance	(96,486)	(80,899)

Net deferred tax assets	1,821	1,392

Deferred tax liabilities:
Property and equipment	(1,821)	(1,392)

Total deferred tax liabilities	(1,821)	(1,392)

Net deferred tax assets	$—	$—

Realization of the Company’s deferred tax assets is dependent upon the generation of future taxable income, the timing and amounts of which, if any, are uncertain. Based upon uncertainty regarding the Company’s ability to continue as a going concern as of December 31, 2008, the Company was unable to conclude that it is more likely than not that the deferred tax assets will be realized. Accordingly, Regent recorded a valuation allowance for substantially all of its deferred tax assets at December 31, 2008. No event occurred during the year ended December 31, 2009 that changed the conclusion reached in 2008 with respect to the realization of the deferred tax assets. As a result, Regent has maintained a valuation allowance for substantially all of its deferred tax assets.
The Company has cumulative federal and state tax loss carryforwards of approximately $205.7 million at December 31, 2009. These loss carryforwards will expire in years 2010 through 2029. The utilization of a portion of these net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The difference between the Company’s effective tax rate on loss from continuing operations before income taxes and the federal statutory tax rate arise from the following:

	2009	2008	2007

Federal tax expense at statutory rate	(34.0)%	(34.0)%	(34.0)%

Other non-deductible expenses	1.7	0.3	0.8

Increase (decrease) in valuation allowance	35.6	120.0	(0.1)

Expiration of net operating losses	1.1	1.8	0.2

State tax, net of federal tax benefit	(4.0)	(4.4)	(3.9)

Other	0.1	0.0	(0.1)

Effective tax rate	0.5%	83.7%	(37.1)%

Current accounting guidance calls for a single model to address uncertainty in income tax positions, and clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. As a result of the implementation of the new accounting guidance, the Company recorded approximately $81,000 in additional liabilities for unrecognized tax benefits, which amount was recorded as an adjustment to beginning retained earnings at January 1, 2007.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	2009	2008

Gross unrecognized tax benefits — Beginning of year	$430,701	$388,077
Decrease based on tax positions settled	(42,624)	—
Increase based on tax positions related to current year	—	42,624

Gross unrecognized tax benefits — End of year	$388,077	$430,701

The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. During the years ended 2009 and 2008, the Company recognized $38,420 and $59,083 of interest expense. At December 31, 2009, the total amount of net unrecognized tax benefits that, if recognized, would affect income tax expense is approximately $542,000, which includes interest of approximately $154,000. At December 31, 2008, the total amount of net unrecognized tax benefits, if recognized, would have affected income tax expense was approximately $567,000, which included accrued interest and penalties of approximately $136,000. The Company does not currently anticipate that the total amount of unrecognized tax benefits will materially increase or decrease within 12 months of the reporting date.
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company is no longer subject to United States federal examinations by tax authorities for years prior to 2006 and for state and local income tax examinations by tax authorities for years prior to 2005.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10.	DERIVATIVE FINANCIAL INSTRUMENTS
Under the terms of its credit agreement, the Company was required to enter into interest rate protection agreements for borrowings under its Term A Loan and Term B Loan. Effective December 6, 2006, the Company entered into three LIBOR-based interest rate swap agreements, which effectively converted $115.0 million of Regent’s then-outstanding variable-rate debt under the Term B Loan to a fixed rate. The swaps expire on December 11, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.72%, plus applicable margin. Additionally, effective December 15, 2006, the Company entered into two LIBOR-based interest rate swap agreements, which effectively converted $50.0 million of Regent’s then-outstanding variable-rate debt under the Term A Loan to a fixed rate. The swaps expire on December 15, 2011. Under the agreements, payments are made based on a fixed rate of approximately 4.83%, plus applicable margin. All outstanding interest rate swaps are considered free-standing derivatives. As such, the fair value of each swap is recorded as an asset or a liability on the Company’s Consolidated Balance Sheets (included in Other long-term liabilities or Other current liabilities), with any resulting change in value recorded as a component of net loss. At December 31, 2009 and 2008, the unrealized loss related to the swap transactions, inclusive of non-performance risk, was approximately $7.8 million and $11.0 million, respectively.
The Company is exposed to a variety of market risks, including the effects of changes in interest rates. The Company’s risk management strategy includes the use of derivative instruments to convert a portion of its debt from variable to fixed rates in order to reduce the effect of fluctuating interest rates. The Company follows current accounting guidance, which requires that all derivative financial instruments, such as interest rate swap agreements, be recognized in the financial statements as assets or liabilities and be measured at fair value. The Company has not designated its interest rate swap agreements as hedging instruments in 2009, 2008 or 2007. The Company recorded a loss on its interest rate swap agreements of approximately $2.9 million, $8.7 million, and $5.2 million for the years ended December 31, 2009, 2008, and 2007, respectively, which amounts are included in the Company’s Consolidated Statements of Operations in the category Realized and unrealized (loss) gain on derivatives.
11.	SAVINGS PLANS
Regent Communications, Inc. 401(k) Profit Sharing Plan
The Company sponsors a defined contribution plan covering substantially all employees. Both the employee and the Company can make voluntary contributions to the plan. Prior to the January 14, 2009 suspension of the Company matching contribution to the 401(k) Profit Sharing Plan, the Company matched participant contributions in the form of employer stock at a rate of 50 cents for every dollar contributed up to the first 6% of compensation. Company-matched contributions vest to the employees over a three-year period after one year of service. Contribution expense was approximately $22,000, $492,000, and $496,000 in 2009, 2008 and 2007, respectively.
Regent Communications, Inc. Deferred Compensation Plan
The Company sponsors a deferred compensation plan as a vehicle for highly-compensated employees to defer compensation that they could not otherwise defer due to the limitations applicable to the Regent Communications, Inc. 401(k) Profit Sharing Plan and to provide an opportunity to share in matching contributions on a portion of such deferrals. The Board of Directors determines the Company’s matching cash contribution, if any, within 60 days after the end of the calendar year for which deferrals were made. For the 2009, 2008 and 2007 plan years, the matching contribution was 100% of the first 1% of deferrals contributed by participants, and contribution expense was approximately $15,000, $26,000 and $29,000, respectively. The Company funds participant contributions to the Plan into a Rabbi Trust Investment account as they are withheld from employees’ compensation. Participants are immediately vested in all of their deferral contributions. Matching contributions vest after attainment of age 65, termination of employment due to disability, a change in control of the Company, or if sooner, based on a vesting schedule of 33.3% after one year of service, 66.6% after two years of service, and 100% after three years of service. The Company categorizes the plan assets as trading securities which are reported at fair value, with changes in fair value recorded in consolidated net loss. The marketable securities are included in other current assets, with an offsetting liability to employees in current liabilities. At December 31, 2009, the plan assets were approximately $826,000 and plan liabilities were approximately $805,000. At December 31, 2008, the plan assets were approximately $572,000 and plan liabilities were approximately $558,000.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.	OTHER FINANCIAL INFORMATION
Property and Equipment:
Property and equipment consists of the following as of December 31 (in thousands):

	2009	2008

Equipment	$40,978	$40,743
Furniture and fixtures	2,651	2,696
Building and improvements	14,208	14,210
Land and improvements	4,140	4,140

	61,977	61,789
Less accumulated depreciation	(32,439)	(29,138)

Net property and equipment	$29,538	$32,651

Depreciation expense was approximately $3.7 million, $3.9 million, and $4.0 million for the years ended December 31, 2009, 2008 and 2007.
Other Current Liabilities:
Other current liabilities consist of the following as of December 31 (in thousands):

	2009	2008

Accrued interest	$2,967	$50
Accrued professional fees	640	137
Deferred revenue	870	511
Accrued medical and dental costs	653	732
Accrued state, local, franchise and property taxes	246	373
Deferred compensation plan obligation	805	558
Accrued national representation fees	228	318
Derivative mark-to-market and interest payable	9,146	—
Accrued other	1,131	1,331

	$16,686	$4,010

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s financial assets and liabilities reflected in the consolidated financial statements at fair value include short-term investments, marketable securities and derivative financial instruments. Fair value for short-term investments and marketable securities are determined utilizing quoted market prices at each period. Fair value for derivative interest rate swap agreements is obtained from counterparties to the agreements and corroborated through estimates using internal discounted cash flow calculations based upon forward interest-rate yield curves and considering the risk of non-performance by the parties to the contract. The Company’s non-financial assets and liabilities include goodwill and FCC licenses. As described in Note 8, the Company was required to test intangible assets for impairment during the fourth quarter of 2009. Regent uses the greenfield methodology for valuation of its FCC licenses, which allocates a start-up value to each station and employs a discounted cash flow methodology. The Company uses a market-multiple approach to value goodwill. The following table summarizes the valuation of the Company’s financial assets and liabilities at December 31, 2009 and December 31, 2008 and non-financial assets and liabilities that were required to be measured at fair value at December 31, 2009 (in thousands):

		Quoted Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
Financial and Non-Financial Asset	December 31,	Assets -	Inputs -	Inputs -
(Liability)	2009	Level 1	Level 2	Level 3
Recurring Valuations:
Assets:
Marketable securities	$826	$826

Liabilities:
Derivative interest rate swap agreements	$(7,890)		$(7,890)

Non-recurring Valuations:
Assets:
Goodwill	$1,020			$1,020
FCC Licenses	$71,700			$71,700
The following table summarizes the valuation of the Company’s financial assets and liabilities at December 31, 2008 (in thousands):

		Quoted Market	Significant
		Prices for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets -	Inputs -	Inputs -
Financial Asset (Liability)	2008	Level 1	Level 2	Level 3
Assets:
Short-term investments	$5	$5
Marketable securities	$572	$572

Liabilities:
Derivative interest rate swap agreements	$(10,980)		$(10,980)
The Company has not elected any eligible items for fair value measurement.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14.	COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In August 2008, Regent, Terry S. Jacobs (our former chief executive officer), and approximately twenty other parties (not associated with Regent) were named as defendants in a lawsuit brought by Alan Brill and various of his related entities, in connection with Regent’s 2003 purchase of twelve radio stations from Brill Media Company LLC and related entities. The plaintiffs alleged numerous claims against Regent, Mr. Jacobs and the other defendants, including without limitation, claims for breach of contract, intentional interference with contracts, breach of implied covenants and good faith, and fraud and misrepresentation. The plaintiffs sought compensatory and punitive damages in excess of $20 million from all parties. The complaint has been amended to assert claims only against Regent based on alleged violations of a confidentiality agreement executed in connection with the purchase of the radio stations by Regent. We believe the suit has no merit and we intend to vigorously defend our position. In the opinion of the Company’s management, the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not likely have a materially adverse effect on the financial condition of the Company.
The Company has contracted with Ibiquity Digital Corporation for the right to convert 60 radio stations to digital or high definition radio over a six-year period, which contract began in 2005.
The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options, escalating rent provisions, and/or cost of living adjustments. Total rental expenses were approximately $2.4 million, $2.5 million and $2.1 million, in 2009, 2008 and 2007, respectively.
At December 31, 2009, the total minimum annual rental commitments under non-cancelable leases are as follows (in thousands):

	Operating	Capital
	Leases	Leases

2010	$1,549	$112
2011	1,269	83
2012	1,203	36
2013	1,122	11
2014	1,067	3
Thereafter	3,269	2

Total minimum payments	$9,479	247

Amount representing interest		18

Present value of net minimum lease payments		$229

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company classifies the current portion of capital leases in other current liabilities and the long-term portion in other long-term liabilities. The cost and accumulated depreciation associated with assets under capital leases is considered insignificant.
15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED):
All adjustments necessary for a fair statement of (loss) income for each period have been included (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	ended	ended	ended	ended	Total
	March 31	June 30	Sept. 30	Dec. 31	Year

2009
Net broadcast revenues	$18,263	$22,766	$21,811	$21,301	$84,141
Operating (loss) income	(30,355)	5,026	3,648	(9,005)	(30,686)
(Loss) income from continuing operations	(32,507)	3,171	(442)	(14,204)	(43,982)
NET (LOSS) INCOME:	$(32,507)	3,171	(442)	(14,204)	(43,982)
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE(1)(2):
Net (loss) income per common share	$(0.81)	$0.08	$(0.01)	$(0.35)	$(1.08)

2008
Net broadcast revenues	$20,833	$26,482	$25,328	$23,697	$96,340
Operating income (loss)	3,610	7,091	(60,165)	6,131	(43,333)
(Loss) income from continuing operations	(3,369)	5,609	(46,265)	(75,377)	(119,402)
NET (LOSS) INCOME:	$(3,010)	5,679	(46,292)	(75,368)	(118,991)
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE(1)(2):
Net (loss) income per common share	$(0.08)	$0.15	$(1.19)	$(1.93)	$(3.06)

(1)	The sum of the quarterly net (loss) income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter.

(2)	Despite net income for each of the second quarters of 2009 and 2008, net income per common share was the same for both the basic and diluted calculation.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Account Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” under the new FASB codification (“Codification”) which became effective on July 1, 2009. The new Codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company adopted this standard during the third quarter of 2009. The Company has included the references to the Codification, as appropriate, in these consolidated financial statements. Adoption of this statement did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. SFAS 160 was incorporated into ASC 810, “Consolidation” (“ASC 810”) and requires companies to present minority interest separately within the equity section of the balance sheet. The Company adopted this statement as of January 1, 2009 and it had no impact on the Company’s consolidated results of operations, cash flows or financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161was incorporated into ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This statement became effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this statement on January 1, 2009 and the adoption had no impact on the Company’s results of operations, cash flows or financial condition. (See Note 13 — Fair Value of Financial Instruments.)
In May 2009, the FAB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). The statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of financial statements. This statement was incorporated into ASC 855, “Subsequent Events” (“ASC 855”). This statement was effective for interim or annual reporting periods after June 15, 2009. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements as well as the circumstances under which the entity would recognize them and the related disclosures an entity should make. This statement became effective for the Company’s financial statements as of June 30, 2009.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Lives of Intangible Assets” (“FSP 142-3”. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. Under the new codification this interpretation was incorporated into two different ASCs, ASC 275, “Risks and Uncertainties’ (“ASC 275”) and ASC 350, “Intangibles — Goodwill and Other” (“ASC 350”). This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted the staff position on January 1, 2009, and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.
In June 2009, the FASB issued SFAS No 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amended the consolidation guidance for variable-interest entities in ASC 810, “Consolidations.” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company will adopt the provisions of SFAS 167 on January 1, 2010 and is currently the impact this statement will have on the Company’s consolidated results of operations, cash flows and financial position.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141R”), which was incorporated into ASC 805, “Business Combinations” (“ASC 805”). ASC 805 requires an acquirer to recognize all of the fair values of acquired assets, including goodwill, and assumed liabilities, with limited exceptions, even in instances where the acquirer has not acquired 100% of its target. ASC 805 also requires that contingent consideration be measured at fair value at that acquisition date and included on that basis in the purchase price consideration. Under ASC 805, transaction costs would be expensed as incurred. ASC 805 amends ASC 740-10 “Income Taxes” (“ASC 740”) to require the acquiring entity to recognize changes in the amount of its deferred tax benefits that are recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, based upon the circumstances. ASC 805 is effective for fiscal years beginning after December 15, 2008. Regent adopted this statement on January 1, 2009, with no effect on the Company’s consolidated results of operations, cash flows or financial position.

REGENT COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In February 2009, the FASB issued SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which allows an exception to the recognition and fair value measurement principles of ASC 805. This exception requires that acquired contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This statement update was effective for the Company as of January 1, 2009 for all business combinations that closed on or after January 1, 2009, and it did not have an impact on the Company’s consolidated results of operations, cash flows or financial position.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). Under the new FASB Codification, this FSSP was incorporated into ASC 260, “Earnings Per Share” (“ASC 260”). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in current accounting guidance. Under the guidance in ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. ASC 260 was effective on January 1, 2009 and prior-period earnings per share data were adjusted retrospectively. (See Note 7, “Earnings Per Share.”)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		ADDITIONS
	BALANCE	CHARGED		CHARGED			BALANCE
	AT	TO		TO			AT
	BEGINNING	COSTS AND		OTHER			THE END
	OF PERIOD	EXPENSES		ACCOUNTS	DEDUCTIONS(1)		OF PERIOD
Allowance for doubtful accounts:
Years ended December 31,

2009	$527	694		—	709		$512
2008	$651	446		—	570		$527
2007	$898	286		—	533		$651

Deferred tax asset valuation allowance:
Years ended December 31,

2009	$80,899	16,081	(2)	—	495	(3)	$96,485
2008	$2,906	79,127	(4)	—	1,134	(5)	$80,899
2007	$3,119	64	(6)	—	277	(7)	$2,906

(1)	Represents accounts written off to the reserve.

(2)	Represents a valuation allowance recorded for change in net deferred tax assets, principally related to the impairment of indefinite-lived intangible assets.

(3)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2009.

(4)	Represents a valuation allowance recorded for net deferred tax assets.

(5)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2008.

(6)	Represents a valuation allowance recorded for state net operating loss carryforwards generated in 2007 and scheduled to expire prior to 2017.

(7)	Represents the release of valuation allowance for federal and state net operating loss carryforwards that expired or were utilized in 2007.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A(T). CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching the desired control objectives, and the Company’s certifying officers have concluded that the Company’s disclosure controls and procedures are effective in reaching that level of reasonable assurance.

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report, pursuant to Exchange Act Rules 13a-15(e) or Rule 15d-15(e). Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are effective.
Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Refer to Item 8 for information pertaining to Management’s annual report on internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Size of the Board of Directors
On March 17, 2009, and in conjunction with an agreement between the Company and certain parties, described below, the Company’s Board of Directors met and voted to reduce the size of the Board from seven members to six members.
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
In addition, the Company’s Corporate Governance Guidelines provide that stockholders of the Company may propose nominees for election at Regent’s Annual Meeting of Stockholders for consideration by the Nominating and Corporate Governance Committee upon submitting the names and qualifications of such persons to the Committee no later than December 31 of any year. Submissions must be made to the Committee c/o Regent Communications, Inc., Secretary, 2000 Fifth Third Center, 511 Walnut Street, Cincinnati, Ohio 45202, which submissions will then be forwarded to the Nominating and Corporate Governance Committee. The Committee would then evaluate the possible nominee and would consider such person in comparison to all other candidates. No such stockholder nominations have been received by the Company since January 1, 2009.

In September 2007, the Company entered into an agreement with Riley Investment Management LLC (“RIM”), John J. Ahn, Joseph P. Hannan and other parties, providing RIM the right to propose two nominees for election to Regent’s Board of Directors. RIM initially proposed Messrs. Ahn and Hannan, each of whom was subsequently elected to the Board. In April 2008, Mr. Hannan resigned from Regent’s Board of Directors. RIM nominated Mr. DeLorenzo to replace Mr. Hannan, and Mr. DeLorenzo was subsequently elected to the Regent Board of Directors. In March 2009, Regent entered into a new agreement with RIM and Riley Investment Partners Master Fund, L.P. (together “Riley”), the material terms of which are as follows:
•	Regent’s Board of Directors accepted the recommendations of the Nominating and Corporate Committee to reduce the size of the Board to six directors and continuing thereafter until such time as the Board may take further action to either increase or decrease the size of the Board;
•	The Board accepted the recommendations of the Nominating and Corporate Governance Committee that all of Regent’s incumbent directors, other than Mr. Sutter, be nominated for re-election to Regent’s Board of Directors at the 2009 Annual Meeting, and that John H. Wyant be appointed Chairman of the Board effective immediately;
•	Riley will not nominate any person for election to Regent’s Board in connection with Regent’s 2009 Annual Meeting of Stockholders, will not call for any special meeting of Regent’s stockholders, and will not nominate any person for election to Regent’s Board at any special or annual meeting of Regent’s stockholders or form or join a group or act in concert with any person or entity to change the composition of Regent’s Board through December 31, 2009;
•	Unless approved by a majority of Regent’s Board, including the approval of either Mr. Ahn or Mr. DeLorenzo, Regent’s bylaws will not be amended with respect to calling a special meeting of stockholders until at least two months after no designees of Riley serve on Regent’s Board; and
•	Except as otherwise specifically provided in the agreement, unless Regent’s Board fails to take the actions specified above, all covenants and restrictions set forth in the agreement will lapse and be of no further effect as of 11:59 p.m. on December 31, 2009.
In conjunction with this agreement, William P. Sutter, Jr. submitted his resignation as a member of the Board of Directors and from the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Sutter also resigned as the Chairman of the Board and as Chairman of the Nominating and Corporate Governance Committee. A copy of the agreement was filed as Exhibit 10.1 to Regent’s Form 8-K filed March 19, 2009.
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

Information Regarding Directors
The following individuals were elected to serve as Directors at our Annual Meeting of Stockholders on June 3, 2009, and served until our emergence from Chapter 11 on April 27, 2010.
JOHN J. AHN (Age 45)
Mr. Ahn served as a director of Regent from September 2007 to April 27, 2010. Since October 2005, Mr. Ahn has served as a principal of Riley Investment Management LLC, an investment firm specializing in investing in public equities. From January 2004 through December 2005, Mr. Ahn served as general partner for ISA Capital Management, an investment company that focused on investing in public equities and distressed debt. From March 2003 through January 2004, Mr. Ahn was managing director of Maxcor Financial, a company that specialized in the trading of high-yield and distressed debt. From April 1995 through May 2003, Mr. Ahn was a partner with Standard Capital Group. Mr. Ahn also serves as a director for MAIR Holdings Inc., a publicly traded company. Mr. Ahn’s qualifications to serve on the Board include his experience in working with companies in financial distress to resolve liquidity requirements and reach restructuring arrangements with lenders.
JOHN F. DELORENZO (Age 51)
Mr. DeLorenzo served as a director of Regent from April 2008 to April 27, 2010. Since May 2008, Mr. DeLorenzo has served as the manager of Trenwest Development LLC, an investment company which he founded in 1996 and operated through 1999. From 2002 through 2008, Mr. DeLorenzo served as the executive vice president, treasurer and chief financial officer of Entravision Communications Corporation, a Spanish-language media company. From 1999 to 2002, Mr. DeLorenzo served as a media investment banking consultant. In 1999, Mr. DeLorenzo served as executive vice president and chief financial officer of Paxson Communications, a television broadcaster. From 1988 to 1996, he was executive vice president and chief financial officer of Act III Communications, a broadcasting, publishing and movie theater exhibition holding company. Prior to 1988, Mr. DeLorenzo worked at Renaissance Communications and Fox Television, both broadcasting companies.
ANDREW L. LEWIS, IV (Age 53)
Mr. Lewis served as a director of Regent from May 2005 to April 27, 2010. Since 1989, Mr. Lewis has been an independent business consultant and entrepreneur, providing a range of consulting services to start-up and other businesses in the areas of strategic planning, financing and marketing. Mr. Lewis also serves as a board member and advisor since January 1986 to Brynwood Partners, a privately-held investment partnership. From 1986 to 2000, Mr. Lewis served as a director of Air Express International Corporation, a transportation logistics provider, and from 1987 to 2000, he served as a director of Hurco Companies, Inc., an automation company in the metal cutting and forming industry: both of which companies were publicly traded and investments of Brynwood Partners I, L.P. From July 1993 to December 1995, he also served as managing partner of KRR Partners, L.P., an investment partnership. Mr. Lewis currently serves as a member of the Delaware County Council in Media, Pennsylvania. Mr. Lewis’ qualifications to serve on the Board include his experience in advising companies on attracting investment capital, and in strategies to improve marketing efforts to increase revenue from customers and potential customers.
TIMOTHY M. MOONEY (Age 62)
Mr. Mooney served as a director of Regent from July 2003 to April 27, 2010. Since August 2004, he has been the vice president of operations of St. Xavier High School in Cincinnati, Ohio, one of the nation’s largest Jesuit high schools. From May 1996 through December 2002, Mr. Mooney served as executive vice president and chief financial officer of Kendle International Inc., a publicly traded company that provides clinical research services to pharmaceutical and biotechnology companies. He also served as a director of Kendle beginning in January 1997 until his retirement from the company in December 2002. Prior to joining Kendle, Mr. Mooney served as the chief financial officer of two other publicly traded companies, The Future Now, Inc., a computer reseller, and Hook-SupeRx, Inc., a retail drugstore chain. Prior to May 1988, he was a partner with Coopers & Lybrand, a predecessor to PricewaterhouseCoopers LLP. Since November 2008, Mr. Mooney has served as a director of Kendle International Inc. Mr. Mooney’s qualifications to serve on the Board of Directors include his chief financial officer experience and as a partner of a “Big 4” accounting firm, thus helping to guide the Company and management during a period of financial distress and default on its credit facility to maintain operating liquidity.

WILLIAM L. STAKELIN (Age 67)
Mr. Stakelin has been President, Chief Executive Officer and a director of Regent since September 2005 and served in those capacities to April 30, 2010. Prior to that time, Mr. Stakelin served as President, Chief Operating Officer, Secretary and a director of Regent since its incorporation in November 1996. He served as executive vice president and chief operating officer of a privately-held radio broadcast company under the name “Regent Communications, Inc.” (“Regent I”), which acquired and operated 23 radio stations from 1995 until its merger into Jacor Communications, Inc. in February 1997. Mr. Stakelin served as president and chief executive officer of Apollo Radio, Ltd., a privately-held radio broadcast company, which he co-founded in 1988 and which acquired and operated nine radio stations prior to its sale to Regent I in 1995. He currently serves as a director of the Radio Advertising Bureau and the Bayliss Foundation, both of which are industry trade associations. Mr. Stakelin’s qualifications to serve on the Board of Directors include his forty-plus years of experience in the radio industry and in managing broadcast properties.
JOHN H. WYANT (Age 63)
Mr. Wyant has served as a director of Regent from June 1998 to April 27, 2010. Mr. Wyant has served as president of Blue Chip Venture Company, a venture capital investment firm, since its formation in 1990. Blue Chip Venture Company, together with its affiliates, manages an aggregate of approximately $550 million of committed capital for investment in privately-held high-growth companies. Mr. Wyant is also a director of a number of privately-held companies. Mr. Wyant’s qualifications to serve on the Board of Directors include his experience in advising companies on attracting investment capital, and in understanding what outside investors may require of a company undergoing financial stress.
On April 27, 2010 the following individuals were elected by the holders of our new common stock, issued to our lenders in fulfillment of our Plan of Reorganization, on April 27, 2010.
STEPHEN KAPLAN (Age 51)
Stephen Kaplan is the head of the Principal Group at Oaktree Capital Management L.P. (“Oaktree”). He joined Oaktree in 1995, having previously served as a Managing Director of TCW and portfolio manager of TCW Special Credits Fund V — The Principal Fund. Prior to joining TCW in 1993, Mr. Kaplan was a partner with the law firm of Gibson, Dunn & Crutcher and responsible for that firm’s East Coast bankruptcy and workout practice. During his career as an attorney, Mr. Kaplan specialized in transactions involving the purchase and sale of companies undergoing financial restructurings. Mr. Kaplan graduated with a B.S. degree in Political Science summa cum laude from the State University of New York at Stony Brook and a J.D. from the New York University School of Law.

B. JAMES FORD (Age 41)
B. James Ford currently serves as a Managing Director at Oaktree. Mr. Ford joined Oaktree in 1996 following graduation from the Stanford Graduate School of Business. Prior thereto, Mr. Ford served as a consultant at McKinsey & Co. and a financial analyst in the Investment Banking Department of PaineWebber Incorporated. Previously, he was an acquisitions analyst for National Partnership Investments Corp., a real estate investment firm. In addition to an M.B.A. from Stanford, Mr. Ford received a B.A. degree in Economics from the University of California at Los Angeles.
ANDREW SALTER (Age 33)
Andrew Salter currently serves as Senior Vice President of Oaktree. Prior to joining Oaktree in 2001, Mr. Salter was Director of Business Development at RiverOne Inc., a software company, where he worked primarily on acquisition strategy, fundraising and product development. Prior thereto, he was an Investment Banking Analyst at Donaldson, Lufkin and Jenrette. Mr. Salter received a B.A. degree in Economics from Stanford University.
DAVID QUICK (Age 30)
David Quick currently serves as Vice President of Oaktree. Prior to joining Oaktree in 2004, Mr. Quick spent two years as an Analyst at UBS Investment Bank in Los Angeles, gaining experience in mergers and acquisitions, leveraged buyouts, initial public offerings and debt financings. Prior experience includes internships at Johnson Control, Inc. and Paine Webber, Inc. Mr. Quick received a B.B.A. degree with distinction with an emphasis in Finance and Accounting from the School of Business Administration at the University of Michigan.
STEVEN PRICE (Age 48)
On May 2, 2010, Steven Price, 48 years old, was appointed as chairman, president and chief executive officer of the Company. Mr. Price was also appointed to the Board of Directors of the Company.
Mr. Price co-founded media investment firm FiveWire Ventures, LLC in 2009. Prior to co-founding FiveWire, from 2006 until 2009, Mr. Price was a Senior Managing Director at New York-based private equity firm Centerbridge Partners, L.P. and, from 2004-2006, he held a similar position at Spectrum Equity Investors, L.P. From 2001-2004, Mr. Price served in the Pentagon as Deputy Assistant Secretary of Defense (Spectrum, Space, and Communications). Prior to joining the Pentagon, he served as President and CEO of LiveWire Ventures, LLC from 1998 until 2001, a software and services company he co-founded with Stuart Rosenstein. Mr. Price was also formerly an executive of PriCellular Corporation from 1993 until 1998, most recently serving as the President and Chief Executive Officer. PriCellular, a publicly traded cellular phone operator focused on small to mid-sized markets, was acquired by an AT&T predecessor entity in 1998. Mr. Price currently serves on the board of directors of SmartBrief, Inc. Mr. Price previously served on the board of directors of Classic Media, Inc., from 2005 until 2006, and QTC Management, Inc. from 2005 until 2006.
None of the above named directors or former directors have any family relationships with any other nominee or with any executive officers of the Company.

Director Compensation
In accordance with our Plan of Reorganization, immediately following the effectiveness of the Plan and issuance of the new common stock of the reorganized Company, each holder of such new common stock was deemed to automatically contribute such new common stock to Regent Holdings LLC (“Holdings”) in exchange for the issuance by Holdings to each such holder’s pro rata share of the common units of Holdings. As a result of this transaction Holdings became the sole stockholder of the Company.
Until such time as the new directors establish a new director compensation plan, Holdings will pay all reimbursable out-of-pocket costs and expenses incurred by each member of the new Board incurred in the course of their service, including in connection with attending regular and special meetings of the new Board, any board of managers or board of directors of Holdings or any of the Company’s subsidiaries and/or any of their respective committees. It is anticipated that the directors will not receive any compensation for serving in such capacity, except for any additional directors appointed to the new Board, the compensation of which will be subject to the approval of the holder(s) in accordance with the terms of the limited liability company agreement of Holdings.
Transactions with Directors
Messrs. Kaplan, Ford, Salter and Quick, each a newly-appointed director, is related to Oaktree described above. Pursuant to the Plan and on the Effective Date, Oaktree and funds controlled by it were issued new common stock in exchange for their first lien debt claims, which were automatically converted into common units of Holdings. The Company did not engage in transactions with any of the Directors who served on the Board during 2009 and through April 27, 2010, other than Mr. Stakelin who served as the Company’s President and CEO who at all times had an employment agreement with the Company.
Meetings of the Board of Directors and Attendance
During the year ended December 31, 2009, the Board held four regularly scheduled meetings and 14 special meetings. Each director attended or participated in at least 90% of the meetings of the Board of Directors and of all committees on which he served in 2009.
The Board also regularly holds executive sessions of those members of the Board who meet the then current standards of independence. Such meetings have occurred during scheduled meetings of the full Board of Directors, at which time all members of the company’s management team and non-independent directors are excused. The independent directors also could convene an executive session separately from any scheduled Board meeting if deemed appropriate. In 2009, the independent directors held six executive sessions in conjunction with regularly scheduled Board meetings. Executive sessions of the Board of Directors are chaired by the independent director as determined by the independent directors collectively to have the requisite experience and knowledge regarding the matters being discussed in a particular executive session. The Board of Directors believes that this practice, coupled with the fact that the Board has elected an independent Chairman of the Board, provides for effective leadership of all executive sessions.
The Company does not maintain a policy regarding director attendance at the company’s Annual Meetings of Stockholders. Three of the six directors elected at the June 3, 2009 Annual Meeting of Stockholders were in attendance at the meeting.

Determination of Independence
The Board of Directors determined that Messrs. Ahn, DeLorenzo, Lewis, Mooney and Wyant are independent directors in accordance with the standards of Rule 4200(a)(15) of the National Association of Securities Dealers listing standards for issuers whose securities are listed on The Nasdaq Stock Market (“Nasdaq”). Mr. Stakelin was not an independent director based on his employment by the Company within the past three years. Accordingly, approximately 83% of the Company’s Board of Directors was comprised of independent directors during 2009.
Committees of the Board of Directors
The Board of Directors has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee as described below.
Audit Committee. The Audit Committee consisted of four directors during 2009, and to April 27, 2010, Messrs. Mooney (Chairman), Ahn, DeLorenzo and Lewis, all of whom are independent directors as discussed above and satisfy the audit committee qualification standards contained in Rule 4350(d)(2) of the National Association of Securities Dealers listing standards. The Board of Directors also determined that Mr. Mooney was an audit committee financial expert until April 27, 2010.
Since April 27, 2010, Messrs Quick and Salter have served on the Audit Committee, and the Board of Directors has determined that Mr. Quick is an audit committee financial expert.
The Audit Committee’s functions include the engagement of the company’s independent registered public accounting firm, review of the results of the audit engagement and the Company’s financial results, review of the auditors’ independence, review of the effectiveness of the Company’s internal controls and similar functions, and the approval of all auditing and non-auditing services performed by the independent auditors of the company. The Audit Committee’s charter was available on the Company’s website at www.regentcomm.com through April 30, 2010 by selecting the “Investor Information” tab and then selecting “Corporate Governance.” The Audit Committee held seven meetings during 2009.
Compensation Committee. The Compensation Committee consisted of five directors during 2009 and to April 27, 2010. Messrs. Wyant (Chairman), Ahn, DeLorenzo, Lewis and Mooney, all of whom are independent directors as discussed above. The basic function of the Compensation Committee is to review and establish salaries, bonuses and other elements of compensation for the Company’s chief executive officer and other executive officers, as well as to determine equity incentive awards for such officers and other key employees. The Compensation Committee has adopted a charter, which was available on the Company’s website at www.regentcomm.com by selecting the “Investor information” tab and then selecting “Corporate Governance.” The Compensation Committee held four meetings during 2009.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee consisted of five directors during 2009 and to April 27, 2010. Messrs. Lewis (Chairman), Ahn, DeLorenzo, Mooney and Wyant, all of whom are independent as discussed above. The primary purpose of the Nominating and Corporate Governance Committee is to develop and recommend to the Board corporate governance policies and guidelines for the Company, and to nominate directors for election to the Board and appointment to committee memberships. The Nominating and corporate Governance Committee has adopted a charter, which was available on the company’s website through April 30, 2010 at www.regentcomm.com by selecting the “Investor Information” tab and then selecting “Corporate Governance.” The Nominating and Corporate Governance Committee held three meetings during 2009.

Risk Oversight
Our Board of Directors oversees an enterprise-wide approach to risk management, designed to support the achievement of organizational objectives, including strategic objectives, to improve long-term organizational performance and enhance stockholder value. A fundamental part of risk management is not only understanding the risks a company faces and what steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the company. Management is responsible for the establishing our business strategy, identifying and assessing the related risks and establishing appropriate risk management practices. Our Board of Directors reviews our business strategy and management’s assessment of the related risk, and discusses with management the appropriate level of risk for the Company.
Our Board of Directors administers its risk oversight function with respect to our operating risk as a whole, and meets with management at least quarterly to receive updates with respect to our operations, business strategies and the monitoring of related risks. The Board also delegates oversight to Board committees to oversee selected elements of risk:
•	Our Audit Committee oversees financial risk exposures, including monitoring the integrity of the financial statements, internal controls over financial reporting, and the independence of the independent auditor of the Company. The Audit Committee also assists the Board of Directors in fulfilling its oversight responsibility with respect to compliance with legal and regulatory matters related to the Company’s financial statements and meets quarterly with our financial management, independent auditors and legal advisors for updates on risks related to our financial reporting function. The Audit Committee also monitors our whistleblower hot line with respect to financial reporting matters. Our Audit Committee oversees financial, credit and liquidity risk by working with our treasury function to evaluate elements of financial and credit risk and advise on our financial strategy, capital structure and long-term liquidity needs, and the implementation of risk mitigating strategies. Our chief financial officer and treasurer meet periodically with our Audit Committee to discuss and advise on elements of risks related to our credit risk and function. Our Audit Committee oversees risk by working with management to adopt codes of conduct and business ethics designed to encourage the highest standards of business ethics Our employees receive regular, annual guidance from senior management on our Code of Conduct, and we believe that adherence to our Code of Conduct has been exemplary.
•	Our Nominating and Governance committee oversees governance related risks by working with management to establish corporate governance guidelines applicable to the Company, including recommendations regarding director nominees, the determination of director independence, Board leadership structure and membership on Board Committees.
•	Our Compensation Committee oversees risk management by participating in the creation of compensation structures that create incentives that encourage a level of risk-taking behavior consistent with the Company’s business strategy. While in the past we have included equity grants as a means to incentive management over the long term, most compensation paid to management consists of salary and annual cash bonuses, and we do not view equity grants as creating any material risk to the Company’s continued operating performance or financial condition.

Compensation Committee Interlocks and Insider Participation
For the year ended December 31, 2009, the Compensation Committee consisted of five members, Messrs. Wyant, DeLorenzo, Lewis, Ahn and Mooney. No executive officer of the Company serves on any board of directors or compensation committee of any entity that compensates Messrs. Wyant, DeLorenzo, Lewis, Ahn and Mooney. The Company is a party to the following agreements, which are described further below: an agreement to provide registration rights to entities affiliated with Mr. Wyant, and which the Company has registered shares held by such entities; and an agreement with Riley as discussed below.
The Company is a party to a registration rights agreement dated as of June 15, 1998, as amended, with Blue Chip Capital Fund II Limited Partnership, Blue Chip Capital Fund III Limited Partnership, Miami Valley Venture Fund L.P., and other entities. Under this agreement, upon a demand made by parties to the agreement that held at least 10% of the Company’s outstanding common stock, Regent was required to register under the Securities Act of 1933 the shares of the Company’s common stock owned by these holders. In addition, the parties to the agreement have the right to join in certain registrations of Regent’s equity securities. None of the parties to the registration rights agreement currently hold 10% of the Company’s outstanding common stock, although the Company has filed an effective registration statement with the Securities and Exchange Commission (“SEC”), allowing for the public resale of 3,246,356 shares of Regent common stock held by Blue Chip and its current and former affiliates.
On March 17, 2009, William P. Sutter, Jr. submitted his resignation as a member of the Board of Directors and from the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Sutter also resigned as the Chairman of the Board and as Chairman of the Nominating and Corporate Governance Committee. Mr. Sutter’s resignation from these positions was predicated on an agreement between the Company and Riley dated March 17, 2009. Under the terms of the agreement, and based on the recommendation of the Nominating and Corporate Governance Committee, Regent’s Board reduced the size of the Board to six directors until such time as the Board may take further action to either increase or decrease the size of the Board, and agreed to nominate the incumbent six directors for reelection at the 2009 Annual Meeting of Stockholders.
Communications with Directors
The Company’s stockholders may communicate directly in writing with the Company’s Board of Directors by sending a letter to the Board at Regent Communications, Inc., Board of Directors, 2000 Fifth Third Center, 511 Walnut Street, Cincinnati, Ohio 45202. Your letter should state that you are a stockholder of Regent Communications, Inc. and provide evidence of your stock ownership if your shares are not registered in your own name. All such letters will be reviewed by a senior member of the Company’s accounting and finance department. Depending on the subject matter of your letter, management will: forward the communication to the full Board or the director to whom the letter is addressed; attempt to handle the inquiry directly, for example, where it is a request for information about the Company or it is related to your stock holdings; or not forward the communication if it relates to a clearly irrelevant, improper or frivolous topic. At each Board meeting, a member of management will summarize for the full Board of Directors all non-forwarded letters and make those letters available to any director who indicates a desire to see the actual communication.

Code of Business Conduct and Ethics
The Board of Directors has adopted the Regent Communications, Inc. Code of Business Conduct and Ethics applicable to all directors and Company employees, including the chief executive officer and all senior financial officers and employees. The Code was available on the Company’s website at www.regentcomm.com through April 30, 2010 by selecting the “Investor Information” tab and then selecting “Corporate Governance.”
EXECUTIVE OFFICERS
The executive officers of the Company, their ages and the positions they held with the Company through April 30, 2010 were as follows:

Name	Age	Position

William L. Stakelin	67	President and Chief Executive Officer

Anthony A. Vasconcellos	45	Executive Vice President and Chief Financial Officer
Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. Information with respect to the business experience, principal occupations during the past five years and affiliations of the executive officers of Regent who are not also directors is set forth below. Information regarding Mr. Stakelin is set forth above.
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
The executive officers of the Company, their ages and the positions they have held with the Company commencing May 2, 2010, are as follows:

Name	Age	Position

Steven Price	48	Chairman, President and Chief Executive Officer

Stuart Rosenstein	49	Executive Vice President and Chief Financial Officer
Stuart Rosenstein co-founded FiveWire with Mr. Price in 2009. Since 2006, Mr. Rosenstein has served as the managing principal of AMG Financial Co. LLC, a private lending firm that extended financing and provided collateralized loans and other services principally to the real estate industry. Prior to AMG Financial, Mr. Rosenstein co-founded LiveWire with Mr. Price and served as the company’s Executive Vice President and Chief Financial Officer from 1998 until 2004. Prior to that, he was an executive with PriCellular from 1990 until 1998, most recently serving as the Executive Vice President and Chief Financial Officer. Mr. Rosenstein started his career at Ernst & Young. Mr. Rosenstein currently serves on the board of managers of AMG Financial.

ITEM 11. EXECUTIVE COMPENSATION.
The following table is a summary of certain information concerning the compensation awarded or paid to, or earned by, the Company’s Chief Executive Officer, William L. Stakelin, and Chief Financial Officer, Anthony A. Vasconcellos, (the “Named Executives”) during the last three completed fiscal years.
2009 Summary Compensation Table

							Change in
							Pension Value
							and
Name						Non-Equity	Nonqualified
and				Stock	Option	Incentive Plan	Deferred	All Other
Principal		Salary	Bonus	Awards(2)	Awards	Compensation	Compensation	Compensation(1)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
William L. Stakelin, President and Chief Executive	2009	$366,057	$146,423	$18,000	$0	$0	$0	$20,567	$551,047
Officer	2008	$366,057	$52,712	$213,000	$0	$105,424	$0	$25,033	$762,226

Anthony A. Vasconcellos, Executive Vice President and Chief Financial	2009	$277,172	$110,869	$15,750	$0	$0	$0	$14,428	$418,219
Officer	2008	$277,172	$39,913	$142,000	$0	$79,826	$0	$19,224	$558,135

(1)	All Other Compensation consists of auto allowances and insurance, employer match under the Company’s 401(k) Profit Sharing and Deferred Compensation Plans, and employer-paid premiums for medical, dental and short-term disability insurance.

(2)	Amounts shown represent the aggregate grant date fair value of stock awards granted to the Named Executives in 2008 and 2009, calculated in accordance with FASB ASC Topic 718. The value of each share subject to stock awards was based upon the closing price of the Company’s common stock on the OTC Bulletin Board or Nasdaq Global Market (or its predecessor, the Nasdaq National Market) on the date of grant. For Mr. Stakelin, the amounts include a January 4, 2008 grant of 150,000 shares at a grant date fair value of $1.42 per share; and a January 2, 2009 grant of 200,000 shares at a grant date fair value of $0.09 per share. For Mr. Vasconcellos, the amounts include a January 4, 2008 grant of 100,000 shares at a grant date fair value of $1.42 per share; and a January 2, 2009 grant of 175,000 shares at a grant date fair value of $0.09 per share.

Narrative Disclosure to 2009 Summary Compensation Table
During 2009, our Named Executives were each employed pursuant to an employment agreement that set forth their base salaries, target bonus amounts and other terms and conditions of their employment. Effective as of December 31, 2009, our Named Executives entered into new employment agreements that provided for similar base salary and target bonus amounts, but contained revised severance pay provisions in the event the Named Executive’s employment was terminated in certain circumstances. The new employment agreements provided that in the event the Named Executive was terminated without cause or resigned for good reason (as such terms were defined in the employment agreements), the Named Executive would receive severance pay in an amount equal to one times his annual base salary, a pro-rated bonus for the year of termination and reimbursement for or continued participation in health and life insurance plans for up to 12 months. If such a termination was in anticipation of or within two years following a change in control, the Named Executive would receive an amount equal to two times his annual base salary, plus two times his average annual bonus, a pro-rated bonus for the year of termination and benefit continuation for a period of 18 months. In connection with our Chapter 11 reorganization, we incurred a change in control within the meaning of these employment agreements, and the Named Executives resigned their employment with us effective as of April 30, 2010.
2009 Outstanding Equity Awards at Fiscal Year End
The following table sets forth each of the outstanding option awards and unvested stock awards held by the Named Executives as of December 31, 2009. Effective April 27, 2010, all stock awards and option awards were cancelled in connection with our Reorganization Plan, as described more fully above under “Business — Chapter 11 Reorganization.” All unvested awards were accelerated and became fully vested in conjunction with our April 27, 2010 reorganization.

	Option Awards					Stock Awards
											Equity
											Incentive
											Plan
										Equity	Awards:
										Incentive	Market
										Plan	or Payout
			Equity							Awards:	Value of
			Incentive					Market		Number of	Unearned
			Plan					Value of		Unearned	Shares,
			Awards:			Number of		Shares or		Shares,	Units or
	Number of	Number of	Number of			Shares or		Units of		Unit or	Other
	Securities	Securities	Securities			Units of		Stock		Other	Rights
	Underlying	Underlying	Underlying			Stock That		That		Rights	That
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not		Have Not		That Have	Have Not
	Options #	Options #	Unearned	Exercise	Expiration	Vested		Vested		Not Vested	Vested
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date	(#)		($)		(#)	($)

William L. Stakelin
	100,000	0	0	$7.76	5/17/2011
	100,000	0	0	$6.93	1/4/2012
	100,000	0	0	$5.86	1/3/2013
	100,000	0	0	$6.46	1/2/2014
	125,000	0	0	$5.33	1/7/2015
						18,750	(1)	4,875	(2)
						37,500	(3)	9,750	(2)
						112,500	(4)	29,250	(2)
						200,000	(5)	52,000	(2)

Anthony A. Vasconcellos
	100,000	0	0	$7.76	5/17/2011
	75,000	0	0	$6.93	1/4/2012
	75,000	0	0	$5.86	1/3/2013
	75,000	0	0	$6.46	1/2/2014
	75,000	0	0	$5.33	1/7/2015
						12,500	(6)	3,250	(2)
						25,000	(7)	6,500	(2)
						75,000	(8)	19,500	(2)
						175,000	(9)	45,500	(2)

(1)	On January 3, 2006, the above Named Executive was awarded 75,000 nonvested shares, of which, 18,750 shares vested on January 3, 2007, 18,750 vested on January 3, 2008, and 18,750 vested on January 3, 2009. The remaining 18,750 nonvested shares would have vested on January 3, 2010.

(2)	The value of nonvested shares awarded to the above Named Executive was calculated using a price of $0.26, the closing price of a share of Regent Communications, Inc. common stock on the last business day of the 2009 calendar year.

(3)	On January 3, 2007, the above Named Executive was awarded 75,000 nonvested shares, of which, 18,750 shares vested on January 3, 2008 and 18,750 vested on January 3, 2009. The remaining nonvested shares would have vested in two equal annual installments of 18,750 shares through 2011.

(4)	On January 4, 2008, the Named Executive was awarded 150,000 nonvested shares, of which, 37,500 shares vested on January 4, 2009. The remaining nonvested shares would have vested in three equal annual installments of 37,500 shares through 2012.

(5)	The nonvested shares awarded to the above Named Executive on January 2, 2009, would have vested in four equal annual installments of 50,000 shares through 2013.

(6)	On January 3, 2006, the above Named Executive was awarded 50,000 nonvested shares, of which, 12,500 shares vested on January 3, 2007, 12,500 shares vested January 3, 2008, and 12,500 shares vested January 3, 2009. The remaining 12,500 nonvested shares would have vested on January 3, 2010.

(7)	On January 3, 2007, the above Named Executive was awarded 50,000 nonvested shares, of which, 12,500 shares vested on January 3, 2008 and 12,500 shares vested on January 3, 2009. The remaining nonvested shares would have vested in two equal annual installments of 12,500 shares through 2011.

(8)	On January 4, 2008, the Named Executive was awarded 100,000 nonvested shares, of which, 25,000 shares vested on January 4, 2009. The remaining nonvested shares would have vested in three equal annual installments of 25,000 shares through 2012.

(9)	The nonvested shares awarded to the above Named Executive on January 4, 2008, would have vested in four equal annual installments of 43,750 shares through 2013.
COMPENSATION OF NON-EMPLOYEE DIRECTORS
Compensation of Directors
Only non-employee directors of the Company are eligible to receive directors’ fees. During 2009, non-employee directors received the following compensation:
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
Each non-employee director of the Company was eligible to receive awards of stock appreciation rights, nonvested stock, or non-qualified stock options under the Regent Communications, Inc. 2006 Directors Equity Compensation Plan. The terms, conditions, form and amount of such awards, if any, were determined by the Compensation Committee of the Company’s Board of Directors. Each director serving on the Company’s Board of Directors on June 3, 2009, was awarded 10,000 nonvested shares of Regent common stock.

The following table presents the compensation provided by the Company to the non-employee directors for the year ended December 31, 2009.

				Change in
				Pension Value
				and
			Non-equity	Nonqualified
	Fees Earned or	Stock	Incentive Plan	Deferred	All Other
	Paid in Cash	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($) (1)	($)	($)	($)	($)
John J. Ahn	$24,000	$1,400	$0	$0	$0	$25,400
John F. DeLorenzo	$29,000	$1,400	$0	$0	$0	$30,400
Andrew L. Lewis, IV	$32,944	$1,400	$0	$0	$0	$34,344
Timothy M. Mooney	$43,000	$1,400	$0	$0	$0	$44,400
William P. Sutter, Jr. (2)	$19,771	$0	$0	$0	$0	$19,771
John H. Wyant	$40,833	$1,400	$0	$0	$0	$42,233

(1)	Amounts shown represent the aggregate grant date fair value of stock awards granted to the Director in 2009, calculated in accordance with FASB ASC Topic 718. The value of each share subject to stock awards was based upon the closing price of the Company’s common stock on the Nasdaq Global Market (or its predecessor, the Nasdaq National Market) on the date of grant.

(2)	Effective March 17, 2009, Mr. Sutter resigned from the Board of Directors and from the Board’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Sutter also resigned as Chairman of the Board and as Chairman of the Nominating and Corporate Governance Committee. Effective upon his resignation, the Board of Directors approved the payment to Mr. Sutter of all director fees earned through the date of his resignation, the additional sum of $8,000 (which represents the director, Board Chairman and Nominating and Corporate Governance Committee Chairman retainer fees as would have been payable to him if he had remained on the Board through the date of the 2009 Annual Meeting) and the acceleration of vesting for 16,250 shares of nonvested common stock that were previously granted to Mr. Sutter as part of his compensation for serving on the Board of Directors.
When traveling from out-of-town, the members of the Board of Directors are also eligible for reimbursement for their travel expenses incurred in connection with attendance at Board meetings and Board Committee meetings. These amounts are not included in the table above. Employee directors do not receive any compensation for their participation in Board meetings or Board Committee meetings.
Potential Payments Upon Termination or Change in Control
The Company had employment agreements with William L. Stakelin and Anthony A. Vasconcellos. Mr. Stakelin was employed as Regent’s President and Chief Executive Officer and Mr. Vasconcellos was employed as Regent’s Executive Vice President and Chief Financial Officer. The employment agreement for Mr. Stakelin also requires the company to seek to cause him to be nominated to serve on the company’s Board of Directors. Each employment agreement is for a term effective December 31, 2009 and ending December 31, 2011.
Under their employment agreements, for the 2009 year, Mr. Stakelin was entitled to a base salary of no less than $366,057 and Mr. Vasconcellos was entitled to a base salary of no less than $277,172. Under the terms of their employment agreements, the 2010 base salaries for each of Mr. Stakelin and Mr. Vasconcellos would equal their respective 2008 salaries, plus an amount equal to the percentage increase in the Consumer Price Index-All Items during the period January 1, 2009 through December 31, 2009. The employment agreements also provided for Messrs. Stakelin and Vasconcellos to receive discretionary annual bonuses in accordance with the Company’s Senior Management Bonus Plan. These bonuses, if any, would be determined by the Compensation Committee of the Board of Directors of Regent and are based on performance of the executive and Regent and the achievement of certain goals established for each year. In addition, the employment agreements entitled Messrs. Stakelin and Vasconcellos each to receive, at the discretion of the Compensation Committee of the Board of Directors, annual grants of nonvested stock, stock options or other equity-based incentives, and/or incentive and non-qualified options to purchase common stock of the Company and other equity-based incentives pursuant to any incentive compensation plus as may be adopted by the Company from time to time. Pursuant to the employment agreements, Messrs. Stakelin and Vasconcellos also received automobile allowance, parking and automobile insurance coverage at Regent’s expense and other benefits available to key management employees, including the employee portion of health and disability insurance premiums.

Messrs. Stakelin and Vasconcellos may terminate their respective employment agreements for any reason upon 90 days notice and the Company may terminate the agreements at any time. In the event of a termination by the Company without cause or upon disability, then (a) the executive is entitled to receive his base salary through the termination date and, in the event of disability, for up to one year after termination during the continuation of disability, and (b) all vested stock options, shares of nonvested stock and other equity awards held by the executive will accelerate and vest in full. If employment is terminated by the Company without cause, the employment agreements entitle Messrs. Stakelin or Vasconcellos, as the case may be, to receive, in addition to base salary and bonus prorated through the date of termination, the greater of his current base salary for an additional 12-month period or his current base salary throughout the remaining portion of the current term of the employment agreement. In the event of the death of either of Mr. Stakelin or Mr. Vasconcellos, per the provisions of the Regent Communications, Inc. 2005 Incentive Compensation Plan, all unvested shares of nonvested stock awarded to the participant will vest immediately.
In the event of a termination for any reason of either of Messrs. Stakelin and Vasconcellos in the 24-month period prior to or subsequent to a change in control of the Company, as defined in the respective agreements, or in the event of the death or disability of either of Messrs. Stakelin or Vasconcellos in the 12-month period prior to or subsequent to a change in control of the Company, Messrs. Stakelin or Vasconcellos will be entitled to receive (i) all compensation accrued and unpaid prior to the date of termination, (ii) an amount equal to 2.0 times the employee’s base salary as in effect at the date of termination, (iii) an amount equal to 2.0 times the average of the Senior Management Bonuses calculated for 2009 and each successive full calendar year prior to the date of termination for the employee, and (iv) the vesting of all stock options, shares of nonvested stock and other equity awards held by the employee shall accelerate and vest in full. The employment agreements for each of Messrs. Stakelin and Vasconcellos further provided that if such payments would result in an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code, then the amount payable shall be capped at the maximum amount payable to the employee before such “excess parachute payment” would apply. In the event that any tax would be imposed on either of Messrs. Stakelin or Vasconcellos under Section 280G or Section 409A of the Internal Revenue Code with respect to any payment made by the Company to either individual pursuant to compensation paid after the employee’s termination, the Company will be responsible for the payment of such tax, penalty, interest and any related audit costs incurred by the individual, including any payments necessary to place the employee in the same taxable position as if no such tax had been imposed on the employee. The employee will be required to return to the Company any excess amounts received over the limitations of Section 280G or 409A, as applicable.

The term “change of control” means the purchase or other acquisition by any person, entity or group of persons, within the meaning of section 13(d) or 14(d) of the Securities Exchange Act of 1934 (“Exchange Act”), or any comparable successor provisions, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50 percent or more of either the outstanding shares of common stock or the combined voting power of Regent Communications, Inc.’s then outstanding voting securities entitled to vote generally, or the approval by the stockholders of Regent Communications, Inc. of a reorganization, merger, or consolidation, in each case, with respect to which persons who were stockholders of Regent Communications, Inc. immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than 50 percent of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated Regent Communications, Inc.’s then outstanding securities, or a liquidation or dissolution of Regent Communications, Inc. or of the sale of all or substantially all of Regent Communications, Inc.’s assets, it being understood and agreed that a “sale of all or substantially all” of the Company’s assets shall be deemed to have occurred if at any time through the 24-month anniversary of the date of termination of the employee’s employment with the Company, one or more transactions occur in which assets of the Company are sold, transferred or otherwise disposed of to one or more persons and such sold, transferred or disposed assets in the aggregate provided more than 50% of the station operating income generated by the Company for the year ended December 31, 2008. It is not considered a “change of control” if the sale or transfer of assets is to: (i) a stockholder of the Company (immediately before the asset transfer) in exchange for or with respect to its stock; (ii) an entity, 50 percent or more of the total value or voting power of which is owned, directly or indirectly, by the Company; (iii) a person, or a group of people, that owns, directly or indirectly, 50 percent or more of the total value or voting power of all the outstanding stock of the Company; or (iv) an entity, at least 50 percent of the total value or voting power of which is owned, directly or indirectly, by a person described in (iii) above. In addition, the term “change of control” includes changes in the Regent Communications, Inc. Board of Directors during any twelve (12) month period, such that individuals who, as of the beginning of such period, constitute the Board (the “Incumbent Directors”) cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the beginning of such period whose election or nomination for election was approved by a vote of at least a majority of the Incumbent Directors then on the Board (either by a specific vote or by approval of the proxy statement of the Company in which such person is named as a nominee for director, without written objection to such nomination) shall be deemed to be an Incumbent Director.
Messrs. Stakelin and Vasconcellos are subject to customary non-competition and non-solicitation covenants during their period of employment with Regent and for a 24-month period thereafter as well as customary confidentiality covenants. The employment agreements further provide that, for a period of two years following termination, the employee will not induce any Company employee to leave the Company and the employee must maintain confidentiality of all confidential information relating to the Company.

The following table describes the potential payments upon termination or a change in control of the Company for William L. Stakelin, the Company’s President and Chief Executive Officer. The amounts included in the table below are calculated as if Mr. Stakelin were terminated on December 31, 2009, and such amounts are in addition to what Mr. Stakelin earned for the 2009 year, as shown in the Summary Compensation Table.

Executive Benefits and			Involuntary
Payments Upon	Voluntary	For Cause	Not for Cause			Change in
Termination	Termination	Termination	Termination(1)	Disability	Death	Control
Base salary (2)	$0	$0	$732,114	$366,057	$0	$732,114

Senior Management Bonus Plan	$0	$0	$0	$0	$0	$292,845

Life and disability insurance, medical, dental and hospitalizations	$0	$0	$0	$0	$0	$0

Nonvested stock, unvested and accelerated (3)	$0	$0	$95,875	$95,875	$95,875	$95,875

Total	$0	$0	$827,989	$461,932	$95,875	$1,120,834

(1)	Assumes the named Executive’s benefit under an involuntary not for cause termination is equal to the remaining amount of base salary through December 31, 2011, the expiration of the Named Executive’s employment agreement, and the full vesting of any nonvested shares of Regent common stock assuming a price of $0.26, based upon the price of a share of the Company’s common stock on the last business day in 2009.

(2)	For analysis purposes, the named Executive’s base salary was equal to the salary in place for the 2009 fiscal year.

(3)	Under the terms of the Regent Communications, Inc. 2005 Incentive Compensation Plan, any unvested shares of nonvested stock will automatically accelerate to 100% vested in the instances of an employee’s death, permanent disability, or a change in control of the Company.
The following table describes the potential payments upon termination or a change in control of the Company for Anthony A. Vasconcellos, the Company’s Executive Vice President and Chief Financial Officer. The amounts included in the table below are calculated as if Mr. Vasconcellos were terminated on December 31, 2009, and such amounts are in addition to what Mr. Vasconcellos earned for the 2009 year, as shown in the Summary Compensation Table.

Executive Benefits and			Involuntary
Payments Upon	Voluntary	For Cause	Not for Cause			Change in
Termination	Termination	Termination	Termination(1)	Disability	Death	Control
Base salary (2)	$0	$0	$554,344	$277,172	$0	$554,344

Senior Management Bonus Plan	$0	$0	$0	$0	$0	$221,737

Life and disability insurance, medical, dental and hospitalization(3)	$0	$0	$16,144	$16,144	$0	$16,144

Nonvested stock, unvested and accelerated (4)	$0	$0	$68,250	$68,250	$68,250	$68,250

Total	$0	$0	$638,738	$361,566	$68,250	$860,475

(1)	Assumes the named Executive’s benefit under an involuntary not for cause termination is equal to the remaining amount of base salary through December 31, 2011, the expiration of the Named Executive’s employment agreement, and the full vesting of any nonvested shares of Regent common stock assuming a price of $0.26, based upon the price of a share of the Company’s common stock on the last business day in 2009.

(2)	For analysis purposes, the named Executive’s base salary was equal to the salary in place for the 2009 fiscal year.

(3)	The Named Executive is entitled to Company-paid life, and disability insurance, medical, dental and hospitalization premiums for the lesser of 12 months or the number of months until the executive attains the age of 65. For purposes of the calculation, the Company used the total cost of premiums paid for such plans as of December 31, 2009.

(4)	Under the terms of the Regent Communications, Inc. 2005 Incentive Compensation Plan, any unvested shares of nonvested stock will automatically accelerate to 100% vested in the instances of an employee’s death, permanent disability, or a change in control of the Company.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company’s stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.
Based solely on its review of the copies of such reports received by it, and upon written representations from certain reporting persons, the Company believes that, for the year ended December 31, 2009, all Section 16(a) filing requirements applicable to the Company’s executive officers, directors and greater than ten percent stockholders were complied with on a timely basis.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Equity Compensation Plan Information

Number of
	Number of		securities
	securities to be		remaining available
	issued upon	Weighted average	for issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities
	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,224,373	$6.46	3,972,526
Equity compensation plans not approved by security holders	-	-	-

Total	2,224,373	$6.46	3,972,526
Effective April 27, 2010, all equity awards were cancelled in connection with our Reorganization Plan, as described more fully above under “Business — Chapter 11 Reorganization.”
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of May 14, 2010, the number and percentage of the Company’s common stock held by (i) persons known to the Company to be beneficial owners of more than 5% of a class of the Company’s securities, (ii) the Company’s directors and nominees for directors, (iii) executive officers of the Company and (iv) all executive officers and directors of the Company, as a group.

	Amount and
	Nature of
	Beneficial	Percent of
Name and Address of Beneficial Owner(2)	Ownership	Class
Regent Holdings LLC	1,000 Shares	100%
Oaktree Capital Management, L.P.	549	54.9	%(1)
Stephen Kaplan	549	54.9	%(1)
B. James Ford	549	54.9	%(1)
Andrew Salter	549	54.9	%(1)
David Quick	549	54.9	%(1)
Steven Price	0	*
Stuart Rosenstein	0	*
All Executives Officers and Directors as a group	549	54.9	%(1)

*	Less than 1%.
(1) 54.9% refers to shares and warrants held in Regent Holdings LLC, the sole stockholder of Townsquare Media, Inc. Messrs. Kaplan, Ford, Salter and Quick disclaim beneficial ownership of such indirect ownership held by Oaktree Capital Management, L.P.
(2) The business address of Regent Holdings LLC and Messrs. Price and Rosenstein is 2000 Fifth Third Center, 511 Walnut Street, Cincinnati OH 45202. The business address of Oaktree Capital Management, L.P. and Messrs Kaplan, Ford, Salter and Quick is 333 S. Grand Avenue, Los Angeles, CA 90071
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The Audit Committee of the Board of Directors is charged with the responsibility to review and pre-approve all related party or affiliate transactions between the Company and its directors, executive officers, employees and/or their affiliates or in which any such persons directly or indirectly is interested or may benefit. The Company currently has no agreements, arrangements, transactions or similar relationship with any of its directors or executive officers. See also “Transactions with Directors” and “Determination of Independence” provided herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Principal Accounting Firm Fees
The following table sets forth the aggregate fees billed to Regent Communications, Inc. for the fiscal years ended December 31, 2009 and 2008 by the Company’s principal accounting firm, Deloitte & Touche LLP.

	December 31,		December 31,
	2009		2008

Audit Fees	$379,500	(a)	$395,000	(a)
Audit-Related Fees	15,000	(b)	15,000	(b)
Tax Fees	—		—
All Other Fees	1,500	(c)	1,500	(c)

Total	$396,000		$411,500

(a)	Includes fees for professional services rendered for the audit of the consolidated financial statements of the Company, the audit of management’s assessment of internal control over financial reporting, the audit of stand-alone financial statements for significant acquisitions, issuance of consents and assistance with review of documents filed with the Securities and Exchange Commission.

(b)	Represents fees for services related to research and application of various accounting requirements.

(c)	Represents the annual charge for online access to an accounting, auditing and reporting library.
The aggregate amount of all services other than audit and audit-related services provided by the auditors to the Company constituted 0.38% and 0.36% of the total amount of revenues paid by the Company to the auditors during 2009 and 2008, respectively.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) 1. FINANCIAL STATEMENTS.
The consolidated financial statements of Regent, Inc. and subsidiaries filed as part of this Annual Report on Form 10-K are set forth under Item 8.
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

TOWNSQUARE MEDIA, INC.
Date: May 14, 2010	By:	/s/ Steven Price
Steven Price, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven Price Steven Price	President, Chief Executive Officer, and Director (Principal Executive Officer)	May 14, 2010

/s/ Stuart Rosenstein Stuart Rosenstein	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 14, 2010

/s/ Stephen Kaplan Stephen Kaplan	Director	May 14, 2010

/s/ B. James Ford B. James Ford	Director	May 14, 2010

/s/ Andrew Salter Andrew Salter	Director	May 14, 2010

/s/ David Quick David Quick	Director	May 14, 2010

S-1

EXHIBIT INDEX
The following exhibits are filed, or incorporated by reference where indicated, as part of Part IV of this Annual Report on Form 10-K:

EXHIBIT
NUMBER		EXHIBIT DESCRIPTION

2(a)	*
First Amended Joint Plan of Reorganization of Regent Communications, Inc. dated March 22, 2010 (previously filed as Exhibit 99.2 to the Registrant’s Form 8-K filed March 25, 2010 and incorporated herein by this reference)

2(b)	*
First Amended Disclosure Statement for the First Amended Joint Plan of Reorganization of Regent Communications, Inc. dated March 22, 2010 (previously filed as Exhibit 99.1 to the Registrant’s Form 8-K filed March 25, 2010 and incorporated herein by this reference)

2(c)	*
Findings of Fact, Conclusions of Law and Order Confirming First Amended Joint Plan of Reorganization dated April 12, 2010 (previously filed as Exhibit 2.2 to the Registrant’s Form 8-K filed April 13, 2010 and incorporated herein by reference)

3(a)	*
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Regent Communications, Inc. filed with the Delaware Secretary of State on March 13, 2002 (previously filed as Exhibit 3(h) to the Registrant’s Form 10-K for the year ended December 31, 2001 and incorporated herein by this reference)

3(b)	*	Amended and Restated Certificate of Incorporation dated April 27, 2010 (previously filed as Exhibit No. 3.1 to the Registrant’s Form 8-K filed April 27, 2010 and incorporated herein by this reference)

3(c)	*	Amended and Restated Certificate of Incorporation dated April 27, 2010 (previously filed as Exhibit No. 3.1 to the Registrant’s Form 8-K filed April 30, 2010 and incorporated herein by this reference)

3(d)	*
Certificate of Amendment to Certificate of Incorporation of Regent Communications, Inc. dated April 30, 2010 (previously filed as Exhibit 3.1 to the Registrant’s Form 8-K filed May 6, 2010 and incorporated herein by this reference)

3(e)	*
Amended and Restated By-Laws of Regent Communications, Inc. adopted October 24, 2007 (previously filed as Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by this reference)

3(f)	*
Amended and Restated By-Laws of Regent Communications, Inc. dated April 27, 2010 (previously filed as Exhibit No. 3.2 to the Registrant’s Form 8-K filed April 27, 2010 and incorporated herein by this reference)

4(a)	*
Credit Agreement dated as of November 21, 2006 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4 to the Registrant’s Form 8-K filed November 28, 2006 and incorporated herein by this reference)

E-1

EXHIBIT
NUMBER		EXHIBIT DESCRIPTION

4(b)	*
Amendment No. 1 to the Credit Agreement, dated as of February 23, 2007 among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed March 1, 2007 and incorporated herein by this reference)

4(c)	*
Amendment No. 2 to the Credit Agreement, dated as of November 15, 2007 by and among Regent Broadcasting, LLC, Regent Communications, Inc. and the lenders identified therewith (without schedules and exhibits, which Regent has determined are not material) (previously filed as Exhibit 4(a) to the Registrant’s Form 8-K filed November 21, 2007 and incorporated herein by this reference)

4(d)	*
Rights Agreement dated as of May 19, 2003 between Regent Communications, Inc. and Fifth Third Bank (previously filed as Exhibit 4.1 to the Registrant’s Form 8-K filed May 20, 2003 and incorporated herein by this reference)

4(e)	*
First Amendment to Rights Agreement dated and effective as of February 27, 2004 between Regent Communications, Inc., Fifth Third Bank, and Computershare Services, LLC (previously filed as Exhibit 4(c) to the Registrant’s Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by this reference)

4(f)
Credit Agreement dated as of April 27, 2010 among Regent Broadcasting, LLC as Borrower, Regent Communications, Inc., as one of the Guarantors, and the lenders identified therein (without schedules and exhibits, which Regent has determined are not material)

4(g)
Subordinated Notes Agreement dated as of April 27, 2010 among Regent Broadcasting, LLC, as Company, Regent Communications, Inc., as One of the Guarantors, and The Subordinated Noteholders identified therein (without schedules and exhibits, which Regent has determined are not material)

10(a)	*#
Regent Communications, Inc. 1998 Management Stock Option Plan, as amended through May 17, 2001 and restated as of October 24, 2002 (previously filed as Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)

10(b)	*#
Regent Communications, Inc. Employee Stock Purchase Plan, as amended on October 24, 2002 and effective January 1, 2003 (previously filed as Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by this reference)

10(c)	*#
Regent Communications, Inc. Deferred Compensation Plan dated July 25, 2002 and effective October 1, 2002 (previously filed as Exhibit 10(e) to the Registrant’s Form 10-K for the year ended December 31, 2002 and incorporated herein by this reference)

E-2

EXHIBIT
NUMBER		EXHIBIT DESCRIPTION

10(d)	*#
Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 4, 2008 and incorporated herein by this reference)

10(e)	*#
Amendment No. 1 to Employment Agreement between Regent Communications, Inc. and William L. Stakelin dated January 22, 2009 (previously filed as Exhibit 10(o) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by this reference)

10(f)	*#
Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 4, 2008 and incorporated herein by this reference)

10(g)	*#
Amendment No. 1 to Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos dated January 22, 2009 (previously filed as Exhibit 10(q) to the Registrant’s Form 10-K for the year ended December 31, 2008 and incorporated herein by this reference)

10(h)	*#
Employment Agreement between Regent Communications, Inc. and William L. Stakelin (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed January 7, 2010 and incorporated herein by this reference)

10(i)	*#
Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos (previously filed as Exhibit 10.2 to the Registrant’s Form 8-K filed January 7, 2010 and incorporated herein by this reference)

10(j)	*
Settlement Agreement dated September 14, 2007, among Regent Communications, Inc., Riley Investment Management LLC, Riley Investment Partners Master Fund, L.P., SMH Capital Inc. and other parties to the agreement, including Release as Exhibit A thereto (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed September 17, 2007 and incorporated herein by this reference)

10(k)	*
Standstill Agreement dated March 17, 2009, among Regent Communications, Inc., Riley Investment Management LLC and Riley Investment Partners Master Fund, L.P. (previously filed as Exhibit 10.1 to the Registrant’s Form 8-K filed March 19, 2009 and incorporated herein by this reference)

10(l)	(#)	Amendment No. 1 to Executive Employment Agreement between Regent Communications, Inc. and Anthony A. Vasconcellos dated February 28, 2010

10(m)	(#)	Amendment No. 1 to Executive Employment Agreement between Regent Communications, Inc. and William L. Stakelin dated February 28, 2010

21		Subsidiaries of Registrant

31	(a)	Chief Executive Officer Rule 13a-14(a)/15d-14(a) Certification

31	(b)	Chief Financial Officer Rule 13a-14(a)/15d-14(a) Certification

32	(a)	Chief Executive Officer Section 1350 Certification

32	(b)	Chief Financial Officer Section 1350 Certification

*	Incorporated by reference.

#	Constitutes a management contract or compensatory plan or arrangement.

E-3